Form 10-Q
period 1996-05-05
REMEC INC
filed 1996-06-17
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       MAY 5, 1996

Commission File Number                                 0-27414

                                REMEC, INC.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      95-3814301
   (State of other jurisdiction of                     I.R.S. Employer
incorporation or organization)                      Identification Number

                9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA 92123
               (Address of principal executive offices) (Zip Code)

       (619) 560-1301
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES       X                   NO
                                   ---                     ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

             CLASS                   OUTSTANDING AS OF: MAY 5, 1996

         Common shares
      $.01 cents par value                              7,800,679

This report on Form 10-Q, including all exhibits, contains 24 pages. The exhibit index is located on page 23.

 Index                                                                          Page No.
 -----                                                                          --------
 PART I        FINANCIAL INFORMATION

 Item 1.       Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets............................ 3

               Condensed Consolidated Statements of Income...................... 4

               Condensed Consolidated Statements of Cash Flows.................. 5

               Condensed Consolidated Statement of Changes in
               Shareholder's Equity ............................................ 6

               Notes to Condensed Consolidated Financial Statements ............ 7

 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations ............................ 10

 PART II       OTHER INFORMATION
 Item 6.       Exhibits and Reports on Form 8-K ............................... 21

 SIGNATURES ................................................................... 22

Part I - Financial Information
Item 1 - Consolidated Financial Statements

                                   REMEC, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               May 5,         January 31,
                                                               --------------------------
                                                                1996              1996
                                                               --------------------------
        ASSETS
          Current assets:
                   Cash and cash equivalents                   $ 6,207,292   $   433,529
                   Accounts receivable, net                      7,677,937     4,289,751
                   Inventories, net                             12,323,354    11,089,664
                   Prepaid expenses and other current assets     1,464,200     1,253,541
                                                               -----------   -----------
          Total current assets                                  27,672,783    17,066,485

          Property, plant and equipment, net                     9,458,895     8,578,441
          Deferred offering costs                                     --       1,108,424
          Intangible and other assets                            4,781,684     1,230,360
                                                               -----------   -----------
                                                               $41,913,362   $27,983,710
                                                               ===========   ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
                   Accounts payable                            $ 2,537,236   $ 2,946,742
                   Accrued expenses                              4,737,875     5,053,035
                                                               -----------   -----------
          Total current liabilities                              7,275,111     7,999,777

          Bank revolving term loan and line-of-credit                   --     1,900,000
          Other long-term liabilities                            1,311,079     1,350,628

          Shareholders' equity                                  33,327,172    16,733,305
                                                               -----------   -----------
                                                               $41,913,362   $27,983,710
                                                               ===========   ===========


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     Three months ended
                                                -----------------------------
                                                 May 5, 1996    April 30, 1995
                                                ------------    --------------
  Net sales                                     $ 16,404,282    $12,946,768
  Cost of sales                                   12,728,923     10,013,872
                                                ------------    -----------
          Gross profit                             3,675,359      2,932,896

  Operating expenses:
          Selling, general and administrative      1,884,997      1,959,750
          Research and development                   725,512        167,353
                                                ------------    -----------
                                                   2,610,509      2,127,103
                                                ------------    -----------
  Income from operations                           1,064,850        805,793

  Interest (income) expense                         (109,314)        43,538
                                                ------------    -----------
  Income before provision for income taxes         1,174,164        762,255

  Provision for income taxes                         495,000        329,000
                                                ------------    -----------
  Net income                                    $    679,164    $   433,255
                                                ============    ===========

  Net income per share                          $       0.09    $      0.08
                                                ============    ===========

  Shares used in per share calculations            7,827,471      5,524,023
                                                ============    ===========




SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three months ended
                                                                      ------------------------------
                                                                      May 5, 1996     April 30, 1995
                                                                      -----------     --------------
OPERATING ACTIVITIES
  Net income                                                          $    679,164    $   433,255
  Adjustments to reconcile net income to net cash used by operating activities:

           Depreciation and amortization                                   657,246        430,110
           Changes in operating assets and liabilities:
                   Accounts receivable                                  (2,195,221)    (1,388,133)
                   Inventories                                            (931,989)       458,728
                   Prepaid expenses and other current assets              (203,653)        99,737
                   Accounts payable                                     (1,007,915)      (128,372)
                   Accrued expenses and other long-term
                     liabilities                                          (670,547)      (292,100)
                                                                      ------------    -----------


  Net cash used by operating activities                                 (3,672,915)      (386,775)

  INVESTING ACTIVITIES
  Additions to property, plant and equipment                            (1,179,567)      (212,242)
  Payment for acquisition, net of cash acquired                         (4,006,000)            --
  Other assets                                                              35,679             --
                                                                      ------------    -----------
  Net cash used by investing activities                                 (5,149,888)      (212,242)

  FINANCING ACTIVITIES
  Proceeds from bank revolving term loan, line-of-credit
    and long-term debt                                                          --      2,700,000


  Repayments on bank revolving term loan, line-of-credit
    and long-term debt                                                  (2,426,561)    (2,400,000)


  Proceeds from sale of common stock                                    15,914,703             --

  Deferred offering costs                                                1,108,424             --
                                                                      ------------    -----------
  Net cash provided by financing activities                             14,596,566        300,000

  Increase (decrease) in cash and cash equivalents                       5,773,763       (299,017)
  Cash and cash equivalents at beginning of period                         433,529        368,346
                                                                      ------------    -----------
  Cash and cash equivalents at end of period                          $  6,207,292    $    69,329
                                                                      ============    ===========


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                          Convertible
                                        preferred shares            Common shares
                                       -------------------          --------------         Paid-in       Retained
                                       Shares       Amount       Shares       Amount       capital       earnings        Total
                                       ------       ------       ------       ------       -------       --------        -----
  Balance at January 31, 1996          718,607    $  7,186      4,418,860   $   44,189   $  7,526,903    $9,155,027   $16,733,305

       Common stock issued in
         offering                         --          --        2,264,893       22,649     15,628,152          --      15,650,801


       Common stock issued under
         stock purchase plan              --          --           38,517          385        261,517          --         261,902


       Common stock issued upon
         exercise of stock options        --          --              500            5          1,995          --           2,000


       Conversion of preferred
         stock                        (718,607)     (7,186)     1,077,909       10,779         (3,593)         --            --


       Net income                         --          --             --           --             --         679,164       679,164



                                       -------    --------    -----------   ----------   ------------    ----------   -----------
  Balance at May 5, 1996                   --     $     --      7,800,679   $   78,007   $ 23,414,974    $9,834,191   $33,327,172
                                       =======    ========    ===========   ==========   ============    ==========   ===========








SEE ACCOMPANYING NOTES.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements and related notes for the three month periods ended May 5, 1996 and April 30, 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three month period ended May 5, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information set forth for the year ended January 31, 1996 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

2.       INVENTORIES

         Inventories consist of the following:

                                               May 5,           January 31,
                                            -------------------------------
                                                1996                1996
                                                ----                ----
Raw materials                               $ 8,152,113         $ 7,356,389
Work in progress                              8,868,099           7,838,947
                                            -----------         -----------
                                             17,020,212          15,195,336
Less unliquidated progress payments           4,696,858           4,105,672
                                            -----------         -----------
                                            $12,323,354         $11,089,664
                                            ===========         ===========

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,981,000 and $1,924,000 at May 5, 1996 and January 31, 1996,
         respectively.

3.       NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve-month period prior to the company's initial public offering (see Note 4) have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the number of shares used in computing net income per share also includes convertible preferred stock, which converted into 1,077,909 common shares upon the closing of the initial public offering as if they were converted into common shares as of the original dates of issuance.

4.       INITIAL PUBLIC OFFERING

         In February, 1996, the Company completed an initial public offering (the "IPO") of its common stock in which the Company sold a total of 2,264,893 shares of common stock at $8.00 per share. Concurrent with the closing of the IPO, the 461,538 outstanding shares of Series A preferred stock and 257,069 outstanding shares of Series B preferred stock were converted into 1,077,909 shares of common stock. The Company's proceeds from the offering after deducting underwriting commissions of $1,268,340 and expenses of $1,200,003 were $15,650,801.
         In connection with the Company's IPO, certain shareholders also sold 1,185,107 shares as part of the offering.

5.       ACQUISITION

         Effective April 30, 1996, the Company acquired all of the outstanding common stock of RF Microsystems, Inc. ("RFM") and certain other assets in exchange for cash consideration of approximately $4,066,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $3,559,000 is being carried as intangible assets, including purchased technology, and will be amortized over its estimated life of 15 years. REMEC's balance sheet as of May 5, 1996 reflects the acquisition of RFM.

         A summary of the RFM acquisition costs and a preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

Total acquisition cost:

         Cash paid                                       $ 3,933,000

         Payment of acquisition related expenses             133,000
                                                         -----------
                                                         $ 4,066,000
                                                         ===========

Allocated as follows:

         Current assets                                  $ 1,622,000

         Machinery and equipment                             320,000

         Acquired intangibles                              3,559,000

         Liabilities assumed                              (1,435,000)
                                                         -----------

                                                         $ 4,066,000
                                                         ===========

         Final purchase price adjustments, if any, will be determined at a later date and may differ from the estimates presented above.

6.       SUBSEQUENT EVENT

                  On May 11, 1996, the Company entered into a plan of reorganization and merger agreement with Magnum Microwave Corporation ("Magnum"). Under the terms of the agreement, and subject to the approval of the holders of a majority of the outstanding shares of Magnum's common stock, the Company will acquire all of the outstanding shares of Magnum common stock in exchange for approximately 1,081,000 shares of the Company's common stock. The merger is to be accounted for as a pooling of interests; accordingly, all of the assets and liabilities of Magnum will be carried forward at their historical cost basis, and the operating results of Magnum will be combined with those of the Company.

ITEM 2 -

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC, Inc. (the "Company") commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi function modules ("MFMs") for the defense industry. Historically, substantially all of the Company's sales have been to prime contractors to various agencies of the U.S. Department of Defense and foreign defense contractors and governments. In 1995, the Company entered the commercial wireless telecommunications market with orders aggregating approximately $ 47.3 million from P-COM to produce microwave front ends of point-to-point radios. As of May 5, 1996, the Company had an order backlog of $119.6 million, $61.7 million of which is commercial wireless content.

         All revenues and related costs of sales are recognized when products are shipped or engineering services are performed. During the three months ended May 5, 1996, sales to the Company's top ten customers accounted for approximately 82% of total net sales; sales to the Company's top three customers accounted for approximately 44% of total net sales; and sales to the top customer (P-COM) accounted for 28% of total net sales. The Company recorded revenues of approximately $4.5 million in sales to P-COM during the three month period ended May 5, 1996, as compared to $5.4 million of sales to P-COM for all of fiscal 1996. The Company expects sales to the commercial telecommunications market to represent an increasing percentage of revenues in the near future because of the P-COM and STM Wireless, Inc., order backlog (see discussion below regarding acquisition of RF Microsystems, Inc.) and the Company's strategy to increase its presence in the commercial wireless telecommunications market. The Company's international sales as a percentage of net sales for the three month period ended May 5, 1996 was 10%. The international sales percentages do not include products sold to foreign end users by the Company's domestic OEM customers.

         The Company's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical research and development expenses have been minimal. The Company expects that, as its commercial business expands, research and development expenses will increase in amount and as a percentage of sales.

         On April 30, 1996, the Company completed the acquisition for cash of RFM, a wholly-owned subsidiary of STM Wireless, Inc. ("STM"), and various VSAT (very small aperture terminals) microwave design and manufacturing resources for a purchase price of approximately $4.0 million. In connection with the acquisition, REMEC received purchase orders from STM totaling approximately $20 million for the design and manufacture of commercial wireless C-Band VSAT equipment. RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation, primarily for satellite communication systems.

         The Company historically has experienced some fluctuations in operating results attributable to various factors including the contractual demands of major customers and defense spending budgetary constraints. In addition, with the decline in available defense industry production programs, the Company has placed more reliance on development contracts as a source of defense revenues, resulting in an increased susceptibility to fluctuations due to an increase in revenues from fixed price development contracts as a percentage of total revenues. Development contracts carry reduced gross margins and are typically for minimal hardware deliveries and sporadic non-hardware revenue items which results in fluctuating revenues and gross margins. Furthermore, a large portion of the Company's expenses are fixed and difficult to reduce. If net sales do not meet the Company's expectations, the fixed nature of the Company's expenses would exacerbate the effect on profitability of any net sales shortfall.

         The Company's microwave defense business is conducted as REMEC Microwave ("Microwave"), its commercial wireless telecommunications business is conducted through REMEC Wireless, Inc. ("Wireless") and the Company's precision instrumentation business is conducted as Humphrey, Inc. ("Humphrey").

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                 Three months ended

                                               April 30,      May 5,
                                               ---------      ------
                                                 1995          1996
                                                 ----          ----
Net sales                                         100%          100%

     Cost of goods sold                            77            78
                                                 ----          ----
     Gross profit                                  23            22

Operating expenses:

     Selling, general and administrative           16            11

     Research and development                       1             5
                                                 ----          ----
     Total operating expenses                      17            16
                                                 ----          ----

Income from operations                              6             6

Interest (income) expense                        --              (1)
                                                 ----          ----
Income before income taxes                          6             7

Provision for income taxes                          3             3
                                                 ----          ----
Net income                                          3%            4%
                                                 ----          ----

      THREE MONTHS ENDED MAY 5, 1996 VS. THREE MONTHS ENDED APRIL 30, 1995

         Net Sales. Net sales increased 27% from $12.9 million for the three months ended April 30, 1995 to $16.4 million for the three months ended May 5, 1996. The effects of a reduction in defense Microwave sales were offset by increased Humphrey and commercial Wireless sales. Microwave sales decreased from $8.3 million for the three months ended April 30, 1995 to $6.1 million for the three month period ended May 5, 1996. During the same three month periods, Humphrey net sales increased from $4.7 million in 1995 to $5.7 million in 1996, while Wireless net sales were $4.6 million for the three month period ended May 5, 1996 versus no sales during the comparable 1995 period.

         The decrease in Microwave sales is attributable to continued reductions in available defense industry production programs as well as continued pricing pressure on follow-on orders for programs for which the Company participates. The Company believes that in the near term defense procurement in the areas addressed by the Company is stabilizing; however, there continues to be uncertainty in the amount of defense business that will be available to the Company. In an effort to offset the potential of declining defense revenues, the Company is focusing heavily upon the commercial wireless telecommunications business. However, there can be no assurance that the Company will be successful in the commercial wireless telecommunications market or that the deployment of resources to that market will not have a material adverse affect on the Company's defense business.

         Results for the three month period ended April 30, 1995 include $0.9 million of non-recurring revenue, $0.3 million of gross profit and $0.1 million of selling, general and administrative expenses associated with the settlement of a termination claim for a large defense contract that was terminated in December 1992. The increase in Humphrey revenues is primarily attributable to increased shipments on production contracts for existing programs and customers. Sales to commercial wireless customers were almost entirely attributable to the production of microwave front-ends for P-COM.

         Gross Profit. Gross profit increased 25% from $2.9 million for the three month period ended April 30, 1995 to $3.7 million for the three month period ended May 5, 1996. Gross profit as a percentage of sales declined from 23% for the three months ended April 30, 1995 to 22% for the three month period ended May 5, 1996. The decline in overall gross margin reflects declining margins at Microwave and the relatively low start-up margins being achieved at Wireless, which more than offset the improved margins at Humphrey. Gross margins for Microwave declined from 27% for the three months ended April 30, 1995 to 19% for the three month period ended May 5, 1996. The declining gross margins at Microwave were primarily the result of increasing price competition and the reduced overhead absorption resulting from reduced volume. Gross margins at Humphrey increased from 18% for the three months ended April 30, 1995 to 35% for the three month period ended May 5, 1996. Humphrey gross profit for the three month period ended April 30, 1995 was adversely affected by losses on certain long-term contracts in place at the time of the Company's acquisition of Humphrey. Humphrey gross profit for the three month period ended May 5, 1996 reflects improved overhead absorption attributable to increased volume. Gross margin for Wireless for the three month period ended April 30, 1995 was 11%. Wireless gross margins are being affected by start-up costs associated with the P-COM contract.

         Selling, General and Administrative Expenses. Selling, general and administrative ("S,G&A") expenses declined 4% from $2.0 million during the three month period ended April 30, 1995 to $1.9 million for the three month period ended May 5, 1996. S,G&A during the first quarter of fiscal 1996 included expenses of approximately $0.1 million associated with the settlement of the termination claim described above. Excluding these non-recurring expenses S,G & A costs remained essentially unchanged. However, these expenses declined as a percentage of net sales from 16% for the three month period ended April 30, 1995 to 11% for the three month period ended May 5, 1996. The Company expects S,G&A expenses to increase in the future as it pursues the commercial wireless telecommunications market.

         Research and Development Expenses. Research and development expenses increased from $167,000 for the three month period ended April 30, 1995 to $726,000 for the three month period ended May 5, 1996. This increase resulted primarily from commercial wireless telecommunications research and development expenses totaling $510,000 during the three month period ended May 5, 1996.

         Interest (Income)Expense. The Company's results of operations for the three month period ended April 30, 1995 included interest expense of $44,000. By contrast, results of operations for the three month period ended May 5, 1996 included net interest income of $109,000. The interest income for the three months ended May 5, 1996 reflects the increased level of cash on hand as a result of the funds generated from the Company's initial public offering which was consummated in February 1996. The interest expense incurred during the three months ended April 30, 1995 reflects interest on debt obligations incurred in connection with the Humphrey acquisition.

         Provision for Income Taxes. The Company's effective income tax rate declined from 43% for the three month period ended April 30, 1995 to 42% for the three month period ended May 5, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At May 5, 1996, the Company had $6.2 million of cash and cash equivalents and $20.4 million of working capital. The company has $15.0 million in available credit facilities consisting of a $9.0 million revolving working capital line-of-credit and a $6.0 million revolving term loan. The borrowing rates are prime and prime plus .5%, respectively. The revolving working capital line-of-credit terminates June 1, 1997. The revolving period under the term loan expires June 1, 1997, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by November 1, 2000. As of May 5, 1996, there were no borrowings outstanding under the Company's credit facilities.

         During the three month period ended May 5, 1996, the Company's operations used net cash of approximately $3.7 million. During this time period, accounts receivable increased by approximately $2.2 million as a result of the increased level of sales, while accounts payable declined approximately $1.0 million do to the reduction of certain trade payables.

         Investing activities utilized net cash of $5.1 million during the three month period ended May 5, 1996, primarily as a result of the acquisition of RFM in exchange for cash consideration of approximately $4.0 million and approximately $1.2 million of capital expenditures, the bulk of which were associated with the expansion of the Company's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in the Company's initial public offering. The company's future capital expenditures will be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements.

         In February, 1996, the Company completed an initial public offering ("IPO") of its common stock in which the Company sold a total of approximately
2.3 million shares of common stock at $8.00 per share. The Company's proceeds from the offering after deducting underwriting commissions and expenses was approximately $15.7 million. In addition to the funds invested in connection with the acquisition of RFM, an additional $2.4 million of the IPO proceeds were utilized to pay down certain bank obligations, including $526,000 of obligations assumed in the acquisition of RFM.

         The Company's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the status of competitive products and the nature and timing of any acquisitions by the Company. The Company believes that available capital resources and the proceeds from its initial public offering will be adequate to fund its operations for at least twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE OPERATING RESULTS

         The statements in this Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including REMEC's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance. REMEC's future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Merger with Magnum. In May, 1996, the Company entered into a plan of merger (the ("Merger") with Magnum. There can be no assurance that the conditions to the consummation of the Merger will be satisfied and, accordingly, that the Merger ultimately will be consummated. If consummated, the anticipated benefits of the Merger will not be achieved unless the Company and Magnum are successfully combined in a smooth and timely manner. That combination will require the integration of the two companies. The transition to a combined Company in which Magnum is a wholly owned subsidiary of the Company will require substantial attention from management, which has limited experience in integrating companies the size of REMEC and Magnum. The diversion of management attention and any difficulties encountered in completing the merger or affecting the transition process could have an adverse impact on the revenues and operating results of the Company. There can be no assurance that the two companies will be successfully integrated.

         Control by Management. As of May 31, 1996, the Company's executive officers beneficially own 23.8% of the outstanding shares of the Common Stock of the Company and comprise four of the nine members of the Board of Directors. As a result, such persons have the ability to exercise influence over significant matters regarding the Company. Such a high level of influence may have a significant effect in delaying, deferring or preventing a change in control of the Company.

         Potential Volatility of Stock Price. The market price of the shares of Common Stock, like the stock prices of many technology companies, may be subject to wide fluctuations in response to such factors as actual or anticipated operating results, announcements of technological innovations, new products or new contracts by the Company, its competitors or their customers, government regulatory action, developments with respect to wireless telecommunications, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The market price of REMEC Common Stock has been volatile and, upon completion of the Merger, the market price of REMEC Common Stock may continue to be highly volatile.

         Additionally, the price of REMEC Common Stock following the Merger will be sensitive to the earnings and cash flow of Magnum and REMEC. No assurances can be given that the consolidated operations of Magnum and REMEC will be profitable following the Merger.

         Shares Eligible for Future Sale. Sales of substantial amounts of shares in the public market or the prospect of such sales could adversely affect the market price of the Common Stock. Of the 7,802,979 shares of Common Stock outstanding as of May 31, 1996, 4,015,439 are subject to lock-up agreements pursuant to which the holders of such shares have agreed not to sell or otherwise dispose of such shares on or before July 30, 1996, without the prior written consent of Needham & Company, Inc. After July 30, 1996, such shares may be sold in the public market subject to limitation imposed by the Rules and Regulations of the Securities and Exchange Commission. Additionally, the Company has filed a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the sale of 1,000,000 shares of Common Stock reserved for issuance under the Company's Equity Incentive Plan and Employee Stock Purchase Plan and including approximately 6,885 outstanding options that will be assumed by REMEC in connection with the Merger.

         As a result of the Merger, REMEC will issue approximately 1,081,161 additional shares of REMEC Common Stock. All such additional shares will, subject to resale restrictions imposed by Rule 145, be freely tradeable shortly following the Merger. Sales of REMEC Common Stock currently subject to lock-up, issuable upon exercise of stock options or issuable in the Merger may cause substantial fluctuations in the price of REMEC Common Stock over short time periods.

         Risks Associated With Entering Commercial Wireless Telecommunications Market. Historically, the Company's business has been almost exclusively focused on the defense market. The Company believes that its future growth depends on its success in the commercial wireless telecommunications market, a market in which it has only recently begun to compete. The Company believes that while the technologies used in the defense and commercial industries are very similar, the two industries differ significantly in terms of the customer base, manufacturing requirements and lead times, the need to expend substantial resources for research and development without the assurance of reimbursement or recovery of those costs, and credit risks with customers. As a result, the Company is subject to risks inherent in the operation of a new business enterprise, including risks associated with attracting and servicing a new customer base, manufacturing products in a cost effective and profitable manner, managing the expansion of a business operation and attracting and retaining qualified engineering, manufacturing and marketing personnel with industry experience. For example, the Company believes that microwave engineers with the skills necessary to develop products for the wireless telecommunications market currently are in high demand and that the Company may not be able to attract sufficient engineering expertise. There can be no assurance that the Company will be successful in the commercial wireless telecommunications market or that the deployment of resources to that market will not have a material adverse effect on the Company's defense business.

         Reliance on P-COM; Customer Concentration and Exclusivity. As of May 5, 1996, one customer, P-COM, accounted for a substantial portion of both total backlog and backlog scheduled for shipment in the fiscal year ending January 31, 1997. P-COM, which produces point-to-point millimeter wave radio systems for use in wireless telecommunications applications, was founded in August 1991 and began commercial shipment of its products in October 1993. P-COM experiences intense competition worldwide from a number of leading telecommunications companies, most of which have substantially greater installed bases, financial resources and other capabilities that P-COM, and is subject to the risks inherent in the operation of a new business enterprise. The agreement provides that all of the units will be delivered by June 1998. REMEC has agreed to sell the products which are the subject of the agreement with P-COM exclusively to P-COM and not to compete with

P-COM in the sale of point-to-point radios under conditions applicable to both parties. In April 1996, REMEC received orders from STM for $20.0 million for the design and manufacture of C- Band VSAT equipment. Aside from P-COM, the Company derives significant revenues from a limited group of customers, including STM, TRW, Inc., Hughes Aircraft Company, Inc. ("Hughes Aircraft"), Westinghouse Electric Corporation ("Westinghouse"), Loral Corporation, GEC Marconi Aerospace, Inc. ("GEC-Marconi"), Texas Instruments and Lockheed-Martin Corporation. The Company anticipates that it will continue to sell products to a relatively small group of customers. As a result, any cancellation, reduction or delay in orders by or shipments to P-COM, or any other significant customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products would materially adversely affect the Company's business, financial condition and results of operations. The Company has granted P-COM exclusivity for certain products and expects that in order to enter into other significant relationships in the wireless telecommunications industry, customers will either expressly or implicitly require exclusivity. In entering into such exclusive arrangements, the Company will have to forego opportunities to supply products to competing companies. If the Company enters into exclusive relationships with customers who prove to be unsuccessful, the Company may be materially adversely affected and the Company may be unable then to establish relationships with the industry leaders. There can be no assurance that the Company will be able to locate, or negotiate acceptable arrangements with, significant customers or that its current or future arrangements with significant customers will continue or will be successful.

         Uncertainty of Emerging Markets in Wireless Telecommunications. A number of the commercial markets for the Company's products in the wireless telecommunications area have only recently begun to develop. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. Existing or potential wireless telecommunications market applications for the Company's products may fail to develop or may erode for many different reasons, including insufficient growth to support expensive infrastructure equipment, insufficient consumer demand for wireless products or services because of pricing or otherwise, or real or perceived security risks associated with wireless communications. If the markets for the Company's products in commercial wireless telecommunications fail to grow, or grow more slowly than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

         Dependence on Defense Market. A substantial portion of the Company's sales has been to the defense market. Sales for defense applications constituted approximately 69% of net sales for the three months ended May 5, 1996 and defense orders account for 66% of backlog scheduled to be shipped in the fiscal year ending January 31, 1997. As a result, the Company's sales could be materially adversely impacted by a decrease in defense spending by the United States government because of defense spending cuts, general budgetary constraints or otherwise. The United States defense budget has recently been reduced and may be further reduced. Fewer available defense industry production programs, coupled with continued pricing pressure on follow-on orders for programs on which the Company participates, caused sales of the Company's core defense products - MFMs and components for microwave systems - to decline from $35.3 million in the year ended January 31, 1994 to $26.9 million for the year ended January 31, 1996. The Company expects to continue to derive a substantial portion of its revenues from these business segments and to develop microwave products for defense applications. Failure of the Company to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, could have a material adverse effect upon the Company's business, operating results and financial condition in subsequent periods. In addition, a large portion of the Company's expenses are fixed and difficult to reduce, thus magnifying the material adverse effect of any revenue shortfall. Also, defense contracts frequently contain provisions that are not standard in private commercial transactions, such as provisions permitting the cancellation of a contract if funding for a program is reduced or canceled. For example, the government terminated a large defense program in December 1992 for which the Company had been supplying in excess of $4 million of products on an annual basis.

         Risks of Cost Overruns and Product Non-performance. The Company's customers establish demanding specifications for product performance, reliability and cost. The Company's contract with P-COM to produce microwave front ends for point-to-point radios and its contract with STM to produce C-Band VSAT equipment, and a significant portion of the Company's defense contracts are firm fixed-price ("FFP") contracts that provide for a predetermined fixed price for stipulated products, regardless of the costs incurred. The Company has made pricing commitments to P-COM and to other customers in anticipation of achieving more cost effective product designs and introducing more widespread manufacturing automation. A substantial portion of the P-COM backlog involves the re-design by the Company of the entire point-to-point radio front end. The Company faces the risk of experiencing cost overruns or order cancellation if it fails to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce because of increased cost of materials, components or labor or otherwise. Manufacture of the Company's products is an extremely complex process. The Company has in the past experienced cost overruns on FFP contracts. There can be no assurance that cost overruns or problems with performance or reliability of Company products will not occur in the future. Any such cost overruns or performance problems may have a material adverse effect on the Company's business, operating results and financial condition.

         Fluctuations in Quarterly Results. The Company's quarterly results have in the past been, and will continue to be, subject to significant variations due to a number of factors, any one of which could substantially affect the Company's results of operations for any particular fiscal quarter. In particular, quarterly results of operations can vary due to the timing, cancellation or rescheduling of customer orders and shipments, the pricing and mix of products sold, new product introductions by the Company, the Company's ability to obtain components and sub-assemblies from contract manufacturers and suppliers, and variations in manufacturing efficiencies. In addition, with the decline in available defense industry production programs, the Company has placed more reliance on development contracts as a source of defense revenues, resulting in an increased susceptibility to fluctuations due to an increase in revenues from fixed price development contracts as a percentage of total revenues. Development contracts carry reduced gross margins and are typically for minimal hardware deliveries and sporadic non-hardware revenue items which results in fluctuating sales and gross margins. Accordingly, the Company's performance in any one fiscal quarter is not necessarily indicative of financial trends or future performance.

         Backlog. The Company's order backlog is subject to fluctuations and is not necessarily indicative of future sales. There can be no assurance that current order backlog will necessarily lead to sales in any future period. The Company's order backlog as of May 5, 1996 was approximately $119.6 million, approximately 52% of which was attributable to commercial customers and approximately 48% of which was attributable to defense customers. A substantial amount of the Company's order backlog can be canceled at any time without penalty, except, in some cases, the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from customers of the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         Necessity of Implementing High Volume Manufacturing. Historically, the volume of the Company's production requirements in the defense market was not sufficient to justify the widespread implementation of automated manufacturing processes. Fulfillment of substantial orders in the wireless telecommunications industry will require a significant increase in the Company's manufacturing capacity. For example, the Company plans to introduce more automated manufacturing processes in order to fulfill its obligations to P-COM, some of which are specialized processes that must be developed. There can be no assurance that the Company will be able to implement the desired automated manufacturing processes on a timely basis or at all or that, if implemented, such manufacturing processes will be sufficient to fulfill the Company's current and future production commitments in a cost effective manner or that the Company will obtain a sufficient amount of high volume orders to absorb the capital costs incurred.

         Competition. The markets for the Company's products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. The Company faces some competition from component manufacturers who have integration capabilities, but believes that its primary competition is from the captive manufacturing operations of large wireless telecommunications OEMs (including all of the major telecommunications equipment providers) and defense prime contractors who are responsible for a substantial majority of the present worldwide production of MFMs. The Company's future success is dependent upon the extent to which these OEMs and defense prime contractors elect to purchase from outside sources rather than manufacture their own microwave MFMs and components. The Company's customers and large manufacturers of microwave transmission equipment could also elect to enter into the non-captive market for microwave products and compete directly with the Company. Many of the Company's current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than the Company and have greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company's customers. For example, innovations such as a wireless telephone system utilizing satellites instead of land-based base stations or a device that integrates microwave functionality could significantly reduce the potential market for the Company's products. The Company believes that to remain competitive in the future it will need to invest significant financial resources in research and development.

         Declining Average Selling Prices. The Company's customers are under continuous pressure to reduce prices and, therefore, the Company expects to continue to experience downward pricing pressure on its products. The Company's customers frequently negotiate supply arrangements well in advance of delivery dates, requiring the Company to commit to price reductions before it is determined that assumed cost reductions can be achieved. To offset declining average sales prices, the Company believes that it must achieve manufacturing cost reductions and obtain orders for higher volume products. If the Company is unable to offset declining average selling prices, the Company's gross margins will decline, and such decline will have material adverse effects on the Company's business, financial condition and results of operations.

         Environmental Regulations and Risks. The Company is subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations.

         New reports have asserted that power levels associated with hand held cellular telephones and infrastructure equipment may pose certain health risks. If it were determined or perceived that electromagnetic waves carried through wireless telecommunications equipment create a significant health risk, the market for these products could be materially adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if wireless telecommunications systems or other systems or devices that rely on or incorporate the Company's products are determined or alleged to create a significant health risk, the Company could be named as a defendant, and held liable, in product liability lawsuits commenced by individuals alleging that the Company's products harmed them, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Government Regulations. The Company's products are incorporated into wireless telecommunications systems that are subject to regulation domestically by the Federal Communications Commission ("FCC") and internationally by other government agencies. Although the equipment operators and not the Company are responsible for compliance with such regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could materially adversely affect the Company's operations by restricting development efforts by the Company's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to manufacture products in compliance with, applicable domestic and international regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

         Because of its participation in the defense industry, the Company is subject to audit from time to time for its compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Investigative Service and the Office of Federal Control Compliance Programs. An adverse finding in any such audit could adversely affect the Company's ability to complete for and obtain future defense business.

         Dependence on Suppliers and Contract Manufacturers. The Company relies on contact manufacturers and suppliers, in some cases sole suppliers or limited groups of suppliers, to provide it with services and materials necessary for the manufacture of products. Certain ceramic low drift substrates (supplied by NTK of Japan and Alpha Industries) and certain semiconductors (supplied by Alpha Industries, MaCom MWT and others) used by the Company are sole source items and would require significant effort, time or design changes to develop alternate sources. The Company is also dependent on P-COM to supply it with certain modules necessary for the production of microwave front ends for point-to-point radios for P-COM. The Company's reliance on contract manufacturers and on sole suppliers involves several risks, including a potential inability to obtain critical materials or services and reduced control over production costs, delivery schedules, reliability and quality of components or assemblies. Any inability to obtain timely deliveries of acceptable quality, or any other circumstance that would require the Company to seek alternative contract manufacturers or suppliers, could delay the Company's ability to deliver products to customers, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the event that costs for the Company's contract manufacturers or suppliers increase, the Company may suffer losses due to an inability to recover such cost increases under fixed price production commitments to its customers.

         Limitation on Protection of Proprietary Technology; Risk of Third Party Claims. The Company does not presently hold any patents applicable to its products. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, financial condition and results of operations. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified engineering, management, manufacturing, quality assurance, marketing and support personnel. The Company does not maintain key man life insurance on its key personnel and such personnel do not have employment or non-competition agreements with the Company. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. For example, the Company believes that microwave engineers with the skills necessary to develop products for the wireless telecommunications market currently are in high demand and that the Company may not be able to attract sufficient engineering expertise.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed herewith:

                  -       Exhibit 11.1 - Computation of Net Income per Common
                          Share
                  -       Exhibit 27 - Financial Data Schedule

         (b) The following report on Form 8-K was filed during the quarter ended May 5, 1996:

                  - Report on Form 8-K dated April 30, 1996, regarding the purchase of all of the outstanding shares of capital stock of RF Microsystems, Inc., and various VSAT microwave design and manufacturing resources from STM Wireless, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:                   /s/ Ronald E. Ragland
         ------------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer



By:                 /s/ Thomas A. George
         ------------------------------------------
         Thomas A. George
         Senior Vice President
         Chief Financial Officer


Date:    June 14, 1996

                                  EXHIBIT INDEX


Exhibit
 Number
- -------

11.1     Computation of Net Income per Common Share

27       Financial Data Schedule