Form 10-Q
period 1996-08-04
REMEC INC
filed 1996-09-17
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      AUGUST 4, 1996


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

                                    YES   X     NO
                                         ---        ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

                  Class                      Outstanding as of: AUGUST 4, 1996
               -----------                   ---------------------------------
               Common shares,
                $.01(cent)par value                    7,865,665

Index                                                                                Page No.
- -----                                                                                --------
PART I                       FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets.............................   3

                    Condensed Consolidated Statements of Income.......................   4

                    Condensed Consolidated Statements of Cash Flows...................   5

                    Condensed Consolidated Statement of Changes in
                    Shareholder's Equity..............................................   6

                    Notes to Condensed Consolidated Financial Statements .............   7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................  10


PART II                      OTHER INFORMATION

Item 4.        Submission of matters to a vote of securityholders.....................  20

Item 6.        Exhibits and Reports on Form 8-K ......................................  20


SIGNATURES ...........................................................................  21

Part I - Financial Information
Item 1 - Consolidated Financial Statements

                                  REMEC, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                        August 4,        January 31,
                                                       -----------       -----------
                                                          1996              1996
                                                       -----------       -----------
ASSETS

Current assets:
       Cash and cash equivalents                       $ 3,433,488       $   433,529
       Accounts receivable, net                         10,181,941         4,289,751
       Inventories, net                                 12,738,160        11,089,664
       Prepaid expenses and other current assets         1,611,420         1,253,541
                                                       -----------       -----------
Total current assets                                    27,965,009        17,066,485


Property, plant and equipment, net                      10,341,404         8,578,441
Deferred offering costs                                         --         1,108,424
Intangible and other assets                              4,924,144         1,230,360
                                                       -----------       -----------
                                                       $43,230,557       $27,983,710
                                                       ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                $ 3,177,537       $ 2,946,742
       Accrued expenses                                  4,210,196         5,053,035
                                                       -----------       -----------
Total current liabilities                                7,387,733         7,999,777


Bank revolving term loan and line-of-credit                     --         1,900,000
Other long-term liabilities                              1,293,777         1,350,628

Shareholders' equity                                    34,549,047        16,733,305
                                                       -----------       -----------
                                                       $43,230,557       $27,983,710
                                                       ===========       ===========


SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                     Three months ended                         Six months ended
                                                ----------------------------------     ---------------------------------
                                                August 4, 1996       July 30, 1995     August 4, 1996      July 30, 1995
                                                --------------       -------------     --------------      -------------
Net sales                                        $ 18,367,018        $ 12,648,631       $ 34,771,300        $ 25,595,399

Cost of sales                                      14,022,967          10,326,820         26,751,890          20,340,692
                                                 ------------        ------------       ------------        ------------
       Gross profit                                 4,344,051           2,321,811          8,019,410           5,254,707

Operating expenses:
       Selling, general and administrative          2,312,366           1,766,640          4,197,363           3,726,390
       Research and development                       798,144              87,915          1,523,656             255,268
                                                 ------------        ------------       ------------        ------------
                                                    3,110,510           1,854,555          5,721,019           3,981,658
                                                 ------------        ------------       ------------        ------------


Income from operations                              1,233,541             467,256          2,298,391           1,273,049


Interest (income) expense                             (47,743)             36,318           (157,056)             79,856
                                                 ------------        ------------       ------------        ------------
Income before provision for income taxes            1,281,284             430,938          2,455,447           1,193,193


Provision for income taxes                            495,000             186,000            990,000             515,000
                                                 ------------        ------------       ------------        ------------
Net income                                       $    786,284        $    244,938       $  1,465,447        $    678,193
                                                 ============        ============       ============        ============


Net income per share                             $       0.10        $       0.04       $       0.19        $       0.12
                                                 ============        ============       ============        ============


Shares used in per share calculations               7,919,051           5,524,023          7,867,065           5,524,023
                                                 ============        ============       ============        ============


SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Six months ended
                                                                -----------------------------------
                                                                August 4, 1996        July 30, 1995
                                                                --------------        -------------
OPERATING ACTIVITIES
Net income                                                       $  1,465,447        $    678,193
Adjustments to reconcile net income to net cash
  used by operating activities:

       Depreciation and amortization                                1,227,694             882,403
       Changes in operating assets and liabilities:
              Accounts receivable                                  (4,764,425)         (1,375,851)
              Inventories                                            (811,392)         (1,686,988)
              Prepaid expenses and other current assets              (403,204)            (84,559)
              Accounts payable                                       (367,614)           (115,263)
              Accrued expenses and other long-term
                liabilities                                        (1,151,385)            278,112
                                                                 ------------        ------------


Net cash used by operating activities                              (4,804,879)         (1,423,953)


INVESTING ACTIVITIES
Additions to property, plant and equipment                         (3,082,477)           (780,034)
Payment for acquisition, net of cash acquired                      (4,011,735)                 --
Other assets                                                         (133,988)                 --
                                                                 ------------        ------------
Net cash used by investing activities                              (7,228,200)           (780,034)

FINANCING ACTIVITIES
Proceeds from bank revolving term loan, line-of-credit
  and long-term debt                                                       --           5,800,000
Repayments on bank revolving term loan, line-of-credit and
  long-term debt                                                   (2,426,561)         (3,800,000)
Proceeds from sale of common stock                                 16,351,175                  --

Deferred offering costs                                             1,108,424                  --
Cash dividends                                                             --             (54,800)
                                                                 ------------        ------------
Net cash provided by financing activities                          15,033,038           1,945,200


Increase (decrease) in cash and cash equivalents                    2,999,959            (258,787)
Cash and cash equivalents at beginning of period                      433,529             368,346
                                                                 ------------        ------------
Cash and cash equivalents at end of period                       $  3,433,488        $    109,559
                                                                 ============        ============


SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)


                                                     Convertible
                                                  preferred shares                          Common shares
                                              -----------------------------                 -------------
                                               Shares            Amount                Shares           Amount
                                              ---------        ------------           ---------       ------------
Balance at January 31, 1996                     718,607        $      7,186           4,418,860       $     44,189

     Common stock issued in offering               --                  --             2,264,893             22,649

     Common stock issued under
        stock purchase plan                        --                  --                94,228                942

     Common stock issued upon
        exercise of stock options                  --                  --                 9,775                 98

     Conversion of preferred stock             (718,607)             (7,186)          1,077,909             10,779

     Net income                                    --                  --                  --                 --

                                              ---------        ------------           ---------       ------------


Balance at August 4, 1996                          --          $       --             7,865,665       $     78,657
                                              =========        ============           =========       ============


                                             Paid-in            Retained
                                             capital             earnings             Total
                                           ------------        ------------       ------------
Balance at January 31, 1996                $  7,526,903        $  9,155,027       $ 16,733,305

     Common stock issued in offering         15,628,152                --           15,650,801

     Common stock issued under
        stock purchase plan                     659,452                --              660,394

     Common stock issued upon
        exercise of stock options                39,002                --               39,100

     Conversion of preferred stock               (3,593)               --                 --

     Net income                                    --             1,465,447          1,465,447

                                           ------------        ------------       ------------


Balance at August 4, 1996                  $ 23,849,916        $ 10,620,474       $ 34,549,047
                                           ============        ============       ============


SEE ACCOMPANYING NOTES.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.     Quarterly Financial Statements

       The accompanying condensed consolidated financial statements and related notes for the three and six month periods ended August 4, 1996 and July 30, 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The results of operations for the three and six month periods ended August 4, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information set forth for the year ended January 31, 1996 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

2.     Inventories


           Inventories consist of the following:

                                                         August 4,           January 31,
                                                      --------------       --------------
                                                           1996                 1996
                                                           ----                 ----
           Raw materials                              $    7,153,106       $    7,356,389
           Work in progress                                8,175,084            7,838,947
                                                      --------------       --------------
                                                          15,328,190           15,195,336

           Less unliquidated progress payments            (2,590,030)          (4,105,672)
                                                      --------------       --------------
                                                      $   12,738,160       $   11,089,664
                                                      ==============       ==============


       Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,792,000 and $1,924,000 at August 4, 1996 and January 31, 1996,
       respectively.

3.     Net Income Per Share


       Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve-month period prior to the company's initial public offering (see Note 4) have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the number of shares used in computing net income per share also includes convertible preferred stock, which converted into 1,077,909 common shares upon the closing of the initial public offering, as if they were converted into common shares as of the original dates of issuance.

4.     Initial Public Offering

       In February, 1996, the Company completed an initial public offering (the "IPO") of its common stock in which the Company sold a total of 2,264,893 shares of common stock at $8.00 per share. Concurrent with the closing of the IPO, the 461,538 outstanding shares of Series A preferred stock and 257,069 outstanding shares of Series B preferred stock were converted into 1,077,909 shares of common stock. The Company's proceeds from the offering after deducting underwriting commissions of $1,268,340 and expenses of $1,200,083 were $15,650,801. In connection with the Company's IPO, certain shareholders also sold 1,185,107 shares as part of the offering.

5.     Acquisition

       Effective April 30, 1996, the Company acquired all of the outstanding common stock of RF Microsystems, Inc. ("RFM") and various VSAT (very small aperture terminals) microwave design and manufacturing resources from STM Wireless, Inc. ("STM") in exchange for cash consideration of approximately $4,066,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $3,559,000 is being carried as intangible assets, including purchased technology, and will be amortized over its estimated life of 15 years.

       In connection with the acquisition, the Company also received purchase orders from STM totalling approximately $20 million for the design and manufacture of commercial wireless C-Band VSAT equipment.

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

6.     Subsequent Event

       On August 26, 1996, the Company acquired Magnum Microwave Corporation ("Magnum") in exchange for approximately 1,081,000 shares of the Company's common stock. The transaction will be accounted for as a pooling of interests; accordingly, commencing with the third quarter, all of the Company's prior period financial statements will be restated as if the transaction took place at the beginning of such periods.

ITEM 2 -
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               REMEC, Inc. (The "Company") commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi function modules ("MFMs") for the defense industry. The Company's consolidated results of operations include the operations of REMEC Microwave (Microwave), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey") and RF Microsystems ("RFM"), which was acquired on April 30, 1996, along with certain other VSAT microwave design and manufacturing resources. On August 26, 1996, the Company acquired Magnum Microwave Corporation in exchange for approximately 1,081,000 shares of REMEC common stock in a transaction that will be accounted for as a pooling of interests.

               The Company's microwave defense business is conducted at Microwave, its commercial telecommunications business in conducted through Wireless, its precision instrument business is conducted as Humphrey, and RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services.

               Historically, substantially all of the Company's sales have been to prime contractors to various agencies of the U.S. Department of Defense and foreign defense contracts and governments. Beginning in 1995, the Company entered the commercial wireless telecommunications market via the establishment of Wireless. During 1996, the Company increased its capability in this market by purchasing certain VSAT microwave design and manufacturing resources from STM Wireless. Accordingly, the Company expects sales to the commercial telecommunications market to represent an increasing percentage of revenues in the future.

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

RESULTS OF OPERATIONS

               The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.


                           Three months ended          Six months ended

                          August 4,     July 30,     August 4,   July 30,
                           1996           1995         1996        1995
                          ---------     --------     ---------   --------

Net sales                                      100%       100%       100%       100%
Cost of goods sold                              76         82         77         79
                                               ---        ---        ---        ---
     Gross profit                               24         18         23         21

Operating expenses:
     Selling, general and administrative        13         14         12         15
     Research and development                    4          1          4          1
                                               ---        ---        ---        ---
     Total operating expenses                   17         15         16         16
                                               ---        ---        ---        ---
Income from operations                           7          3          7          5
Interest (income) expense                       --         --         --         --
                                               ---        ---        ---        ---
Income before income taxes                       7          3          7          5
Provision for income taxes                       3          1          3          2
                                               ---        ---        ---        ---
Net income                                       4%         2%         4%         3%
                                               ===        ===        ===        ===


               Net Sales. Net sales were $18.4 million for the three months ended August 4, 1996 and $34.8 million for the six month period ended August 4, 1996, representing increases of $5, 718,000 or 45% and $9,176,000 or 36%, respectively, over the comparable prior year periods. The effects of a reduction in defense Microwave sales were more than offset by increased sales at Humphrey and Wireless. In addition, consolidated sales for the three and six month periods ended August 4, 1996 include $1.4 million of sales by RFM, which was acquired in April 1996. For the six month period ended August 4, 1996, Microwave net sales decreased $3.5 million, Humphrey net sales increased $1.5 million, and Wireless net sales increased $9.9 million versus the comparable prior year period.

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

               Results for the six month period ended July 30, 1995 include $2.4 million of non-recurring revenue, $0.9 million of gross profit and $0.3 million of selling, general and administrative expenses associated with the settlement of a termination claim for a large defense contract that was terminated in December 1992. The increase in Humphrey revenues is primarily attributable to increased shipments on production contracts for existing programs and customers. Sales to commercial wireless customers were almost entirely attributable to the production of microwave front-ends for P-COM and the production of commercial C-Band VSAT equipment for STM.

               Gross Profit. Gross profit was $4.3 million for the three months ended August 4, 1996 and $8.0 million for the six month period ended August 4, 1996, representing increases of $2,022,000 or 87% and $2,765,000 or 53%, respectively, over the comparable prior year periods. Gross margin was 24% for the three months ended August 4, 1996 and 23% for the first six months of fiscal 1997 compared with 18% and 21%, respectively, for the corresponding prior year periods. Gross margins for Microwave declined from 29% for the six months ended July 30, 1995 to 17% for the six month period ended August 4, 1996. The declining gross margins at Microwave were primarily the result of increasing price competition, the reduced overhead absorption resulting from reduced volume, continued reliance on development versus production business and the positive impact on gross margins for the six month period ended July 30, 1995, associated with the termination claim settlement. Gross margins at Humphrey increased from 25% for the six months ended July 30, 1995 to 30% for the six month period ended August 4, 1996. Humphrey gross margins for the six month period ended July 30, 1995 were adversely affected by losses on certain long-term contracts in place at the time of the Company's acquisition of Humphrey. Humphrey gross margins for the six month period ended August 4, 1996 reflect improved overhead absorption attributable to increased volume. Gross margin for Wireless for the six month period ended August 4, 1996 was 24% versus negative start up gross margins during the comparable prior year period.

               Selling, General and Administrative Expenses. Selling, general and administrative ("S,G&A") expenses were $2.3 million for the three months ended August 4, 1996 and $4.2 million for the six month period ended August 4, 1996, representing increases of $546,000 or 31% and $471,000 or 13%, respectively, over the comparable prior year periods. These increases were primarily attributable to S,G&A costs associated with the Wireless and RFM operations, neither of which were significant contributors to prior year S,G&A costs - Wireless was operating at start up levels during the second quarter of fiscal 1996, while RFM was not included in prior year results at all as it was not acquired until the second quarter of fiscal 1997. S,G&A expenses continue to decline as a percentage of net sales as compared with the prior year, from 15% for the six month period ended July 30, 1995 to 12% for the six month period ended August 4, 1996. The Company expects to incur additional S,G&A expenses in the future as it pursues the commercial wireless telecommunications market.

               Research and Development Expenses. Research and development expenses were $798,000 for the three months ended August 4, 1996 and $1,524,000 for the six month period ended August 4, 1996, as compared with $88,000 and $255,000, respectively, for the comparable prior year periods. These increases resulted primarily from expenses related to commercial wireless telecommunications research and development expenses which totaled $1,089,000 during the first six months of the year.

               Interest (Income)Expense. The Company's results of operations for the three and six month periods ended July 30, 1995 included interest expense of $36,000 and $80,000. By contrast, results of operations for the three and six month periods ended August 4, 1996, included net interest income of $48,000 and $157,000. The interest income during the current year reflects the increased level of cash on hand as a result of the funds generated from the Company's initial public offering which was consummated in February 1996. The interest expense incurred during the prior year reflects interest on debt obligations incurred in connection with the Humphrey acquisition.

               Provision for Income Taxes. The Company's effective income tax rate declined from 43% for the six month period ended July 30, 1995 to 40% for the six month period ended August 4, 1996. The Company expects its future effective tax rate to be approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

               At August 4, 1996, the Company had $3.4 million of cash and cash equivalents and $20.6 million of working capital. The company also has $15.0 million in available credit facilities consisting of a $9.0 million revolving working capital line-of-credit and a $6.0 million revolving term loan. The borrowing rates are prime and prime plus .5%, respectively. The revolving working capital line-of-credit terminates June 1, 1997. The revolving period under the term loan expires June 1, 1997, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by November 1, 2000. As of August 4, 1996, there were no borrowings outstanding under the Company's credit facilities.

               During the six month period ended August 4, 1996, the Company's operations used net cash of approximately $4.8 million, primarily as a result of the increase in accounts receivable resulting from the Company's increased level of sales.

               Investing activities utilized $7.2 million in cash during the six month period ended August 4, 1996, primarily as a result of the acquisition of RFM in exchange for cash consideration of $4.0 million and $3.1 million of capital expenditures, the bulk of which were associated with the expansion of the Company's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in the Company's initial public offering. The Company's future capital expenditures will be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements.

               In February, 1996, the Company completed an initial public offering ("IPO") of its common stock in which the Company sold a total of 2.3 million shares of common stock at $8.00 per share. The Company's proceeds from the offering after deducting underwriting commissions and expenses was $15.7 million. The Company also realized proceeds of approximately $700,000 from additional issuances of stock primarily attributable to the Company's Employee Stock Purchase Plan. In addition to the funds invested in connection with the acquisition of RFM, an additional $2.4 million of the IPO proceeds was utilized to pay down certain bank obligations, including $526,000 of obligations assumed in the acquisition of RFM.

               The Company's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. The Company believes that available capital resources and the proceeds from its initial public offering will be adequate to fund its operations for at least twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE OPERATING RESULTS

               The statements in this Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. REMEC's future operations, financial performance, business and share price may be affected by a number of factors, including the factors listed below, any of which could cause actual results to vary materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

               Merger with Magnum. In August, 1996, the Company completed its merger (the "Merger") with Magnum. The anticipated benefits of the Merger will not be achieved unless the Company and Magnum are successfully combined in an efficient and effective manner. The transition to a combined Company in which Magnum is a wholly-owned subsidiary of the Company will require substantial attention from management, which has limited experience in integrating companies the size of REMEC and Magnum. The diversion of management attention and any difficulties encountered in completing the merger or affecting the transition process could have an adverse impact on the revenues and operating results of the Company. There can be no assurance that the two companies will be successfully integrated or that the consolidated operations of REMEC and Magnum will be profitable.

               Control by Management. The Company's executive officers beneficially own a substantial portion of the outstanding shares of the Common Stock of the Company and comprise four of the nine members of the Board of Directors. As a result, such persons have the ability to exercise influence over significant matters regarding the Company. Such a high level of influence may have a significant effect in delaying, deferring or preventing a change in control of the Company.

               Potential Volatility of Stock Price. The market price of the shares of Common Stock, like the stock prices of many technology companies, may be subject to wide fluctuations in response to such factors as actual or anticipated operating results, announcements of technological innovations, new products or new contracts by the Company, its competitors or their customers, government regulatory action, developments with respect to wireless telecommunications, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The market price of REMEC Common Stock has been volatile and may continue to be highly volatile.

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

               Reliance on P-COM and STM; Customer Concentration and Exclusivity. As of August 4, 1996, two customers, P-COM and STM, accounted for a substantial portion of both total backlog and backlog scheduled for shipment in the fiscal year ending January 31, 1997. P-COM, which produces point-to-point millimeter wave radio systems for use in wireless telecommunications applications, was founded in August 1991 and began commercial shipment of its products in October 1993. P-COM experiences intense competition worldwide from a number of leading telecommunications companies, most of which have substantially greater installed bases, financial resources and other capabilities than P-COM, and is subject to the risks inherent in the operation of a new business enterprise. The sales agreement between the Company and P-COM provides that all of the units will be delivered by June 1998. REMEC has agreed to sell the products which are the subject of the agreement with P-COM exclusively to P-COM and not to compete with P-COM in the sale of point-to-point radios under conditions applicable to both parties. In April 1996, REMEC received orders from STM for $20.0 million for the design and manufacture of C-Band VSAT equipment. Aside from P-COM and STM, the Company derives significant revenues from a limited group of customers, including TRW, Inc., Hughes Aircraft Company, Inc. ("Hughes Aircraft"), Westinghouse Electric Corporation ("Westinghouse"), Loral Corporation, GEC Marconi Aerospace, Inc. ("GEC-

Marconi"), Texas Instruments and Lockheed-Martin Corporation. The Company anticipates that it will continue to sell products to a relatively small group of customers. As a result, any cancellation, reduction or delay in orders by or shipments to P-COM, STM, or any other significant customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products would materially adversely affect the Company's business, financial condition and results of operations. The Company has granted P-COM exclusivity for certain products and expects that in order to enter into other significant relationships in the wireless telecommunications industry, customers will either expressly or implicitly require exclusivity. In entering into such exclusive arrangements, the Company will have to forego opportunities to supply products to competing companies. If the Company enters into exclusive relationships with customers who prove to be unsuccessful, the Company may be materially adversely affected and the Company may be unable then to establish relationships with the industry leaders. There can be no assurance that the Company will be able to locate, or negotiate acceptable arrangements with, significant customers or that its current or future arrangements with significant customers will continue or will be successful.

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

               Backlog. The Company's order backlog is subject to fluctuations and is not necessarily indicative of future sales. There can be no assurance that current order backlog will necessarily lead to sales in any future period. The Company's order backlog as of August 4, 1996 was approximately $116.0 million, approximately 49% of which was attributable to commercial customers and approximately 51% of which was attributable to defense customers. A substantial amount of the Company's order backlog can be canceled at any time without penalty, except, in some cases, the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from customers of the Company could have a material adverse effect on the Company's business, operating results and financial condition.

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

               News reports have asserted that power levels associated with hand held cellular telephones and infrastructure equipment may pose certain health risks. If it were determined or perceived that electromagnetic waves carried through wireless telecommunications equipment create a significant health risk, the market for these products could be materially adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if wireless telecommunications systems or other systems or devices that rely on or incorporate the Company's products are determined or alleged to create a significant health risk, the Company could be named as a defendant, and held liable, in product liability lawsuits commenced by individuals alleging that the Company's products harmed them, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Securityholders

               The Annual Meeting of Shareholders of the Company was held on May 29, 1996. The following items were voted upon by the shareholders with all items being approved.


                                                                                Votes for     Votes against   Votes       Broker
                                                                                ---------     or withheld     abstained   non-votes
                                                                                              -----------     ---------   ---------
               (1)    Election of the following persons, who were the
                      only nominees, as Directors to hold office until
                      the next Annual Meeting or until their successors
                      are elected and qualified:

                      Ronald E. Ragland                                         5,532,439             240
                      Denny E. Morgan                                           5,453,321          79,358
                      Errol Ekaireb                                             5,532,439             240
                      Gary Luick                                                5,530,719           1,960
                      Andre R. Horn                                             5,530,719           1,960
                      Jack A. Giles                                             5,530,719           1,960
                      Jeffrey M. Nash                                           5,530,719           1,960
                      Thomas A. Corcoran                                        5,530,719           1,960
                      William H. Gibbs                                          5,530,719           1,960

               (2)    Amendment of the Bylaws of the Company
                      to change the size of the Board of Directors
                      to a flexible number, with a minimum of seven
                      directors and a maximum of eleven directors,
                      with the exact number to be fixed by the
                      Board of Directors.                                       5,531,240           1,439


Item 6.        Exhibits and Reports on Form 8-K

(a)       The following exhibits are filed herewith:
          -  Exhibit 11.1 - Computation of Net Income per Common Share
          -  Exhibit 27 - Financial Data Schedule

(b) The following report on Form 8-K/A was filed during the quarter ended August 4, 1996.

          Report on Form 8-K/A dated April 30, 1996, was filed with the Securities and Exchange Commission on June 26, 1996, in connection with the acquisition of RF Microsystems ("RFM") by the Registrant. The Form 8-K/A included a proforma condensed combined balance sheet for RFM and the Registrant as of January 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:            /s/ Ronald E. Ragland
       -----------------------------------------
       Ronald E. Ragland
       Chairman and Chief Executive Officer





By:            /s/ Thomas A. George
       -----------------------------------------
       Thomas A. George
       Senior Vice President
       Chief Financial Officer


Date:  September 17, 1996

                                  EXHIBIT INDEX


Exhibit
Number

11.1           Computation of Net Income per Common Share

27             Financial Data Schedule