Form 10-Q
period 1996-11-03
REMEC INC
filed 1996-12-18
CIK 769874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      NOVEMBER 3, 1996
                              -------------------------------------------------

Commission File Number                                0-27414
                      ---------------------------------------------------------

                                  REMEC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                    95-3814301
-------------------------------------------------------------------------------
       (State of other jurisdiction of            I.R.S. Employer
       incorporation or  organization)         Identification Number


            9404 CHESAPEAKE DRIVE  SAN DIEGO, CALIFORNIA       92123
-------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                (619) 560-1301
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES      X                     NO
                          ------------                  ------------

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                 Outstanding as of: NOVEMBER 3, 1996
         -----------              ---------------------------------------
         Common shares,
            $.01c. par value                                9,014,342

 Index                                                                                        Page No.
 -----                                                                                        --------
 PART I          FINANCIAL INFORMATION

 Item 1.         Condensed Consolidated Financial Statements:
                 Condensed Consolidated Balance Sheets...........................................3

                 Condensed Consolidated Statements of Income.....................................4
                 Condensed Consolidated Statement of Changes in Shareholder's Equity.............5

                 Condensed Consolidated Statements of Cash Flows.................................6
                 Notes to Condensed Consolidated Financial Statements............................7

 Item 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................10


 PART II         OTHER INFORMATION
 Item 6.         Exhibits and Reports on Form 8-K...............................................20


 SIGNATURES.....................................................................................21

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                                  REMEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                  November 3,          January 31,
                                                                                 -------------        -------------
                                                                                     1996                  1996
                                                                                 -------------        -------------
 ASSETS

 Current assets:
          Cash and cash equivalents                                               $6,513,399               $1,326,292
          Short term investments                                                          -                 1,482,548

          Accounts receivable, net                                                11,953,527                5,385,500
          Inventories, net                                                        16,473,955               12,223,871
          Prepaid expenses and other current assets                                2,281,038                1,888,225
                                                                                ------------             ------------

 Total current assets                                                             37,221,919               22,306,436

 Property, plant and equipment, net                                               11,887,806                9,026,482
 Deferred offering costs                                                                  --                1,108,424

 Intangible and other assets                                                       4,906,071                1,298,029
                                                                                ------------             ------------
                                                                                 $54,015,796              $33,739,371
                                                                                ============             ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

          Accounts payable                                                        $4,457,635               $3,301,216
          Accrued expenses                                                         6,800,577                7,093,543
                                                                                ------------             ------------
 Total current liabilities                                                        11,258,212               10,394,759


 Bank revolving term loan and line-of-credit                                              --                1,900,000
 Other long-term liabilities                                                       1,238,105                1,350,628


 Shareholders' equity                                                             41,519,479               20,093,984
                                                                                ------------             ------------
                                                                                 $54,015,796              $33,739,371
                                                                                ============             ============





SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                             Three months ended                      Nine months ended
                                                       November 3,       October 22,            November 3,     October 22,
                                                       -----------       ------------           -----------     ------------
                                                          1996               1995                  1996             1995
                                                          ----               ----                  ----             ----
 Net sales                                               $22,465,672        $15,128,881           $62,461,159     $45,565,484
 Cost of sales                                            16,729,535         10,959,424            46,805,491      34,256,020
                                                        ------------       ------------          ------------    ------------

          Gross profit                                     5,736,137          4,169,457            15,655,668      11,309,464

 Operating expenses:

          Selling, general and administrative              3,005,575          2,475,411             8,233,536       7,135,158
          Research and development                           478,879            805,078             2,287,914       1,444,807
                                                        ------------       ------------          ------------    ------------
                                                           3,484,454          3,280,489            10,521,450       8,579,965
                                                        ------------       ------------          ------------    ------------

 Income from operations                                    2,251,683            888,968             5,134,218       2,729,499

 Interest (income) expense                                   (46,208)            29,060              (247,983)         47,699
                                                        ------------       ------------          ------------    ------------

 Income before provision for income taxes                  2,297,891            859,908             5,382,201       2,681,800

 Provision for income taxes                                  922,099            366,223             2,166,816       1,135,848
                                                        ------------       ------------          ------------    ------------

 Net income                                               $1,375,792           $493,685            $3,215,385      $1,545,952
                                                        ============       ============          ============    ============

 Net income per share                                        $  0.15            $  0.07               $  0.36         $  0.23
                                                        ============       ============          ============    ============


 Shares used in per share calculations                     9,041,908          6,684,857             8,982,908       6,663,652
                                                        ============       ============          ============    ============





SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                    Convertible
                                                 preferred shares       Common shares
                                               ------------------    -------------------      Paid-in      Retained
                                               Shares     Amount      Shares      Amount      capital     earnings       Total
                                               ------     ------      ------      ------      -------     --------       -----
 Balance at January 31, 1996                 718,607    $ 7,186     5,361,956   $53,620    $11,876,824  $ 8,156,354   $20,093,984

   Issuance of Common stock in                  ----       ----     2,264,893    22,649     15,626,560         ----    15,649,209
      initial public offering
   Issuance of Common stock under               ----       ----       161,672     1,616      1,149,682         ----     1,151,298
      employee stock purchase plan

   Issuance of Common stock upon                ----       ----        16,075       161         64,139         ----        64,300
      exercise of stock options
   Other issuances of Common stock              ----       ----       131,837     1,318      1,479,257         ----     1,480,575

   Conversion of preferred stock            (718,607)    (7,186)    1,077,909    10,779         (3,593)        ----          ----
   Net income                                   ----       ----          ----      ----           ----    3,215,385     3,215,385

   Elimination of Magnum activity for
      the duplicated two months
      ended March 31, 1996                      ----       ----          ----     ----           ----     (135,272)     (135,272)
                                          ----------    -------     ----------  -------    -----------  -----------     ---------

 Balance at November 3, 1996               $    ----    $  ----     9,014,342   $90,143    $30,192,869  $11,236,467   $41,519,479
                                          ==========    =======     ==========  =======   ============  ===========   ===========





                                                         SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Nine months ended
                                                                                 November 3,        October 22,
                                                                                 ----------         -----------
                                                                                    1996               1995
                                                                                    ----               ----
 OPERATING ACTIVITIES
 Net income                                                                      $3,215,385         $1,545,952

 Adjustments to reconcile net income to net cash
   used by operating activities:
          Depreciation and amortization                                           2,060,213          1,488,301
          Changes in operating assets and liabilities:

                  Accounts receivable                                            (5,916,505)        (2,917,742)
                  Inventories                                                    (3,303,104)         1,041,495
                  Prepaid expenses and other current assets                        (402,878)            12,810
                  Accounts payable                                                  598,802            609,316
                  Accrued expenses and other long-term
                    liabilities                                                       1,961            403,159
                                                                                 ----------         ----------
 Net cash provided (used) by operating activities                                (3,746,126)         2,183,291


 INVESTING ACTIVITIES
 Additions to property, plant and equipment                                      (4,954,220)        (2,051,635)
 Payment for acquisition, net of cash acquired                                   (4,011,735)                --
 Other assets                                                                      (136,225)            20,964
 Purchase of held to maturity securities                                                 --           (981,607)
 Maturity of held to maturity securities                                          1,482,565            953,657
                                                                                 ----------         ----------
 Net cash used by investing activities                                           (7,619,615)        (2,058,621)


 FINANCING ACTIVITIES
 Proceeds from bank revolving term loan, line-of-credit
   and long-term debt                                                                    --         10,150,000

 Repayments on bank revolving term loan, line-of-credit and
   long-term debt                                                                (2,867,399)        (9,454,353)
 Proceeds from sale of common stock and deferred
   offering costs                                                                19,453,806             63,340
 Cash dividends                                                                          --            (54,800)
                                                                                 ----------         ----------
 Net cash provided by financing activities                                       16,586,407            704,187
                                                                                 ----------         ----------


 Increase in cash and cash equivalents                                            5,220,666            828,857
 Cash and cash equivalents at beginning of period                                 1,326,292          1,754,929
 Elimination of Magnum's net cash activity for the duplicated two
   months ended March 31, 1996                                                      (33,559)
                                                                                 ----------         ----------
 Cash and cash equivalents at end of period                                      $6,513,399         $2,583,786
                                                                                 ==========         ==========

 SEE ACCOMPANYING NOTES.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1996 included in the Company's Form 10-K and with the Company's Current Report on Form 8-K dated August 26, 1996. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of November 3, 1996 and the results of its operations for the three-month and nine-month periods ended November 3, 1996 and October 22, 1995. The results of operations for the interim periods are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

2.       ACQUISITION OF MAGNUM MICROWAVE CORPORATION ("MAGNUM")

         On August 26, 1996, the Company issued 1,081,486 shares of its common stock in exchange for all of the outstanding shares of common stock of Magnum, a manufacturer of microwave components and subsystems. The acquisition of Magnum was accounted for as a pooling of interests. Therefore, the Company's consolidated financial statements for the periods prior to the acquisition of Magnum have been restated to include the financial position, results of operations, and cash flows of Magnum.

         Prior to the combination, Magnum's fiscal year ended on the Friday closest to March 31. In recording the business combination, Magnum's financial statements for the interim periods ended November 3, 1996 were combined with REMEC's for the same periods. Magnum's statements of operations, cash flows and changes in shareholders' equity for the three and nine months ended December 29, 1995 were combined with REMEC's for the three and nine months ended October 22, 1995. Magnum's balance sheet as of March 31, 1996 was combined with REMEC's as of January 31, 1996.

         Consolidated operating results and the net change in consolidated cash and cash equivalents for the interim period ended November 3, 1996 include Magnum's results of operations and change in cash flows for the two months ended March 31, 1996. Magnum net sales and net income for the two month period ended March 31, 1996 were $1,743,000 and $135,000 respectively.

         Included in the consolidated statements of operations for the interim periods ended November 3, 1996 were costs of $424,000 related to the combination and integration of Magnum into REMEC. These costs are comprised primarily of professional fees and other costs associated with the registration of shares in connection with the merger.

         Unless the context indicates otherwise, references herein to the Company are deemed to include the operations of Magnum.

3.       INVENTORIES

                 Inventories consist of the following:

                                                                                     November 3,              January 31,

                                                                                        1996                    1996
                                                                                        ----                    ----
                           Raw materials                                             $ 7,163,105             $ 7,953,813

                           Work in progress                                           10,540,709               8,375,730
                                                                                     -----------             -----------
                                                                                      17,703,814              16,329,543

                           Less unliquidated progress payments                        (1,229,859)             (4,105,672)
                                                                                     -----------             -----------
                                                                                     $16,473,955             $12,223,871
                                                                                     ===========             ===========


         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,820,000 and $1,924,000 at November 3, 1996 and January 31, 1996,
         respectively.

4.       NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve-month period prior to the company's initial public offering (see Note 5) have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the number of shares used in computing net income per share also includes convertible preferred stock, which converted into 1,077,909 common shares upon the closing of the initial public offering, as if they were converted into common shares as of their original dates of issuance. The calculation of earnings per share reflects the historical information for both REMEC and Magnum after adjusting the Magnum information to reflect the conversion of Magnum common shares into REMEC shares as stipulated in the acquisition agreement between REMEC and Magnum (see note 2).

5.       INITIAL PUBLIC OFFERING

         In February, 1996, the Company completed an initial public offering (the "IPO") of its common stock in which the Company sold a total of 2,264,893 shares of common stock at $8.00 per share. Concurrent with the closing of the IPO, the 461,538 outstanding shares of Series A preferred stock and 257,069 outstanding shares of Series B preferred stock were converted into 1,077,909 shares of common stock. The Company's proceeds from the offering after deducting underwriting commissions of $1,268,340 and expenses of $1,201,675 were $15,649,209.
         In connection with the Company's IPO, certain shareholders also sold 1,185,107 shares as part of the offering.

6.       ACQUISITION OF RF MICROSYSTEMS, INC. ("RFM")

         Effective April 30, 1996, the Company acquired all of the outstanding common stock of RFM and various VSAT (very small aperture terminals) microwave design and manufacturing resources from STM Wireless, Inc.("STM") in exchange for cash consideration of approximately $4,066,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $3,559,000 is being carried as intangible assets and will be amortized over its estimated life of 15 years.

         In connection with the acquisition, the Company also received purchase orders from STM totaling approximately $20.0 million for the design and manufacture of commercial wireless C-Band VSAT equipment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

REMEC, Inc. (The "Company") commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi function modules ("MFMs") for the defense industry. The Company's consolidated results of operations include the operations of REMEC Microwave (Microwave), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems, Inc. ("RFM"), from the date of acquisition on April 30, 1996, and Magnum Microwave Corporation ("Magnum"), which was acquired on August 26, 1996. The acquisition of Magnum has been accounted for as a pooling of interests. Therefore, the Company's consolidated financial statements for the periods prior to the acquisition have been restated to include the results of operations, the financial position and the cash flows of Magnum.

The Company's microwave defense business is conducted at Microwave, its commercial telecommunications business is conducted through Wireless, its precision instrument business is conducted as Humphrey, RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services, and Magnum manufactures microwave components and subsystems.

Historically, substantially all of the Company's sales have been to prime contractors to various agencies of the U.S. Department of Defense and foreign defense contracts and governments. Beginning in 1995, the Company entered the commercial wireless telecommunications market via the establishment of Wireless. During 1996, the Company increased its capability in this market by purchasing certain VSAT microwave design and manufacturing resources from STM Wireless and through its acquisition of Magnum. Accordingly, the Company expects sales to the commercial telecommunications market to represent an increasing percentage of revenues in the future.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                       Three months ended                Nine months ended
                                                                       Nov. 3,        Oct.22,           Nov.  3,      Oct. 22,
                                                                        1996           1995               1996          1995
                                                                       -----          -----              -----         -----
                  Net sales                                            100.0%         100.0%             100.0%        100.0%
                  Cost of goods sold                                    74.5           72.4               74.9          75.2
                                                                       -----          -----              -----         -----
                       Gross profit                                     25.5           27.6               25.1          24.8

                  Operating expenses:
                       Selling, general and administrative              13.4           16.4               13.2          15.7
                       Research and development                          2.1            5.3                3.7           3.1
                                                                       -----          -----              -----         -----
                       Total operating expenses                         15.5           21.7               16.9          18.8
                                                                       -----          -----              -----         -----
                  Income from operations                                10.0            5.9                8.2           6.0
                  Interest (income) expense                             (0.2)           0.2               (0.4)          0.1
                                                                       -----          -----              -----         -----
                  Income before income taxes                            10.2            5.7                8.6           5.9
                  Provision for income taxes                             4.1            2.4                3.5           2.5
                                                                       -----          -----              -----         -----
                  Net income                                             6.1%           3.3%               5.1%          3.4%
                                                                       =====          =====              =====         =====


Net Sales.   Net sales were $22.5 million for the three months ended November
3, 1996 and $62.5 million for the nine month period ended November 3, 1996, representing increases of $7,337,000 or 48% and $16,896,000 or 37%, respectively, over the comparable prior year periods. The effects of a reduction in sales at Microwave were more than offset by increased sales at Humphrey, Wireless and Magnum. In addition, consolidated sales for the three and nine month periods ended November 3, 1996 include $1.8 million and $3.3 million of sales by RFM, which was acquired in April 1996. For the nine month period ended November 3, 1996, Microwave net sales decreased $3.5 million, Humphrey net sales increased $1.4 million, Wireless net sales increased $14.5 million and Magnum net sales increased $1.1 million versus the comparable prior year period.

Net sales at Microwave for the nine month period ended October 22, 1995 included $2.4 million of non-recurring revenue. Excluding this item, which is discussed below, Microwave sales decreased by approximately $1.1 million as a result of continued reductions in available defense industry production programs as well as continued pricing pressures on follow-on orders for programs for which the Company participates. The increase in Humphrey revenues is primarily attributable to increased shipments on production contracts for existing programs and customers. The increase in sales to commercial wireless customers is almost entirely attributable to the production of microwave front-ends for P-COM and the production of commercial C-Band VSAT equipment for STM. The increase in Magnum revenues is primarily attributable to growth in the markets in which Magnum operates.

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

Results for the nine month period ended October 22, 1995 include $2.4 million of non-recurring revenue, $0.9 million of gross profit and $0.3 million of selling, general and administrative expenses associated with the settlement of a termination claim for a large defense contract that was terminated in December 1992.

Gross Profit. Gross profit was $5.7 million for the three months ended November 3, 1996 and $15.7 million for the nine month period ended November 3, 1996, representing increases of $1,567,000 or 38% and $4,346,000 or 38%, respectively, over the comparable prior year periods. Gross margin was 26% for the three months ended November 3, 1996 and 25% for the first nine months of fiscal 1997 compared with 28% and 25%, respectively, for the corresponding prior year periods. On a year to year basis, gross margins at Microwave were essentially unchanged at 20%. Gross margins at Humphrey increased from 28% for the nine months ended October 22, 1995 to 29% for the nine month period ended November 3, 1996. Humphrey gross margins for the nine month period ended October 22, 1995 were adversely affected by losses on certain long-term contracts in place at the time of the Company's acquisition of Humphrey. Gross margins at Wireless increased from 14% for the nine months ended October 22, 1995 to 22% for the nine month period ended November 3, 1996 and gross margins at Magnum increased from 38% for the nine months ended December 29, 1995 to 39% for the nine months ended November 3 1996. The improved gross margins at Wireless and Magnum reflect improved overhead absorption associated with increased volume.

Selling, General and Administrative Expenses. Selling, general and administrative ("S,G&A") expenses were $3.0 million for the three months ended November 3, 1996 and $8.2 million for the nine month period ended November 3, 1996, representing increases of $530,000 or 21% and $1,098,000 or 15%, respectively, over the comparable prior year periods. These increases were primarily attributable to S,G&A costs associated with the Wireless and RFM operations, neither of which were significant contributors to prior year S,G&A costs. Wireless was operating at start up levels during the third quarter of fiscal 1996, while RFM was not included in prior year results at all as it was not acquired until the second quarter of fiscal 1997. S,G&A expenses for the three and nine month periods ended November 3, 1996 also include $100,000 and $424,000 of expenses associated with the Magnum acquisition. S,G&A expenses continue to decline as a percentage of net sales as compared with the prior year, from 16% for the nine month period ended October 22, 1995 to 13% for the nine month period ended November 3, 1996. The Company expects to incur additional S,G&A expenses in the future as it pursues the commercial wireless telecommunications market.

Research and Development Expenses. Research and development expenses were $479,000 for the three months ended November 3, 1996 and $2,288,000 for the nine month period ended November 3, 1996, as compared with $805,000 and $1,445,000, respectively, for the comparable prior year periods. The decrease in such costs during the three month period ended November 3, 1996 as compared with the comparable prior year period resulted from the conclusion of certain development efforts associated with the Company's contract with PCOM. Research and development expenses on a year to date basis continue to run at an increased level over the comparable prior year period primarily as a result of expenses related to the Company's commercial wireless telecommunications operations. Such expenses have totaled $1,322,000 during the first nine months of the year.

Interest (Income)Expense. The Company's results of operations for the three and nine month periods ended October 22, 1995 included interest expense of $29,000 and $48,000. By contrast, results of operations for the three and nine month periods ended November 3, 1996, included net interest income of $46,000 and $248,000. The interest income during the current year reflects the increased level of cash on hand as a result of the funds generated from the Company's initial public offering which was consummated in February 1996. The interest expense incurred during the prior year reflects interest on debt obligations incurred in connection with the Humphrey acquisition, net of interest income generated at Magnum.

Provision for Income Taxes. The Company's effective income tax rate declined from 42% for the nine month period ended October 22, 1995 to 40% for the nine month period ended November 3, 1996. The decrease reflects a state tax benefit attributable to credits for certain capital expenditures. The Company expects its future effective tax rate to be approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

At November 3, 1996, the Company had $6.5 million of cash and cash equivalents and $26.0 million of working capital. The company also has $15.0 million in available credit facilities consisting of a $9.0 million revolving working capital line-of-credit and a $6.0 million revolving term loan. The borrowing rates are prime and prime plus 0.5%, respectively. The revolving working capital line-of-credit terminates June 1, 1997. The revolving period under the term loan expires June 1, 1997, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by November 1,
2000.   As of November 3, 1996, there were no borrowings outstanding under the
Company's credit facilities.

During the nine month period ended November 3, 1996, the Company's operations used net cash of approximately $3.7 million, primarily as a result of the increases in accounts receivable and inventories resulting from the Company's increased level of sales.

Investing activities utilized $7.6 million in cash during the nine month period ended November 3, 1996, primarily as a result of the acquisition of RFM in exchange for cash consideration of approximately $4.0 million and approximately $5.0 million of capital expenditures, the bulk of which were associated with the expansion of the Company's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in the Company's initial public offering. The Company's future capital expenditures will be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements.

In February, 1996, the Company completed an initial public offering ("IPO") of its common stock in which the Company sold a total of 2.3 million shares of common stock at $8.00 per share. The Company's proceeds from the offering after deducting underwriting commissions and expenses was approximately $15.6 million. The Company also realized proceeds of approximately $2.7 million from additional issuances of stock primarily attributable to stock purchases through the Company's Employee Stock Purchase Plan and a private equity placement at the Company's Magnum subsidiary prior to its merger in August 1996. During the nine months ended November 3, 1996, approximately $2.9 million of long-term debt was repaid, including $526,000 of obligations assumed in the acquisition of RFM.

The Company's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. The Company believes that available capital resources and the proceeds from its initial public offering will be adequate to fund its operations for at least twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial position and results of operations.

OTHER MATTERS

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

Control by Management. The Company's executive officers beneficially own a substantial portion of the outstanding shares of the Common Stock of the Company and comprise five of the ten members of the Board of Directors. As a result, such persons have the ability to exercise influence over significant matters regarding the Company. Such a high level of influence may have a significant effect in delaying, deferring or preventing a change in control of the Company.

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

Risks Associated With Entering Commercial Wireless Telecommunications Market. Historically, the Company's business has been focused on the defense market. The Company believes that its future growth depends on its success in the commercial wireless telecommunications market, a market in which it has only recently begun to compete. The Company believes that while the technologies used in the defense and commercial industries are very similar, the two industries differ significantly in terms of the customer base, manufacturing requirements and lead times, the need to expend substantial resources for research and development without the assurance of reimbursement or recovery of those costs, and credit risks with customers. As a result, the Company is subject to risks inherent in the operation of a new business enterprise, including risks associated with attracting and servicing a new customer base, manufacturing products in a cost effective and profitable manner, managing the expansion of a business operation and attracting and retaining qualified engineering, manufacturing and marketing personnel with industry experience. For example, the Company believes that microwave engineers with the skills necessary to develop products for the wireless telecommunications market currently are in high demand and that the Company may not be able to attract sufficient engineering expertise. There can be no assurance that the Company will be successful in the commercial wireless telecommunications market or that the deployment of resources to that market will not have a material adverse effect on the Company's defense business.

Reliance on P-COM and STM; Customer Concentration and Exclusivity. As of November 3, 1996, two customers, P-COM and STM, accounted for a substantial portion of both total backlog and backlog scheduled for shipment in the fiscal year ending January 31, 1997. P-COM, which produces point-to-point millimeter wave radio systems for use in wireless telecommunications applications, was founded in August 1991 and began commercial shipment of its products in October 1993. P-COM experiences intense competition worldwide from a number of leading telecommunications companies, most of which have substantially greater installed bases, financial resources and other capabilities than P-COM, and is subject to the risks inherent in the operation of a new business enterprise. The sales agreement between the Company and P-COM provides that all of the units will be delivered by December 1998. REMEC has agreed to sell the products which are the subject of the agreement with P-COM exclusively to P-COM and not to compete with P-COM in the sale of point-to-point radios under conditions applicable to both parties. In 1996, REMEC received orders from STM for $30.3 million for the design and manufacture of C-Band VSAT equipment. Aside from P-COM and STM, the Company derives significant revenues from a limited group of customers, including TRW, Inc., Hughes Aircraft Company, Inc., Northrop Grumman Corporation, GEC Marconi Aerospace, Inc., Texas Instruments, Motorola and Lockheed-Martin Corporation. The Company anticipates that it will continue to sell products to a relatively small group of customers. As a result, any cancellation, reduction or delay in orders by or shipments to P-COM, STM, or any other significant customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products would materially adversely affect the Company's business, financial condition and results of operations. The Company has granted P-COM exclusivity for certain products and expects that in order to enter into other significant relationships in the wireless telecommunications industry, customers will either expressly or implicitly require exclusivity. In entering into such exclusive arrangements, the Company will have to forego opportunities to supply products to competing companies. If the Company enters into exclusive relationships with customers who prove to be unsuccessful, the Company may be materially adversely affected and the Company may be unable then to establish relationships with the industry leaders. There can be no assurance that the Company will be able to locate, or negotiate acceptable arrangements with, significant customers or that its current or future arrangements with significant customers will continue or will be successful.

Uncertainty of Emerging Markets in Wireless Telecommunications. A number of the commercial markets for the Company's products in the wireless telecommunications area have only recently begun to develop. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. Existing or potential wireless telecommunications market applications for the Company's products may fail to develop or may erode for many different reasons, including insufficient growth to support expensive infrastructure equipment, insufficient consumer demand for wireless products or services because of pricing or otherwise, or real or perceived security risks associated with wireless communications. If the markets for the Company's products in commercial wireless telecommunications fail to grow, or grow more slowly than anticipated, the Company's business, operating results and financial position could be materially adversely affected.

Dependence on Defense Market. A substantial portion of the Company's sales has been to the defense market. As a result, the Company's sales could be materially adversely impacted by a decrease in defense spending by the United States government because of defense spending cuts, general budgetary constraints or otherwise. The United States defense budget has recently been reduced and may be further reduced. Fewer available defense industry production programs, coupled with continued pricing pressure on follow-on orders for programs on which the Company participates, caused sales of the Company's core defense products - MFMs and components for microwave systems - to decline from $35.3 million in the year ended January 31, 1994 to $26.9 million for the year ended January 31, 1996. The Company expects to continue to derive a substantial portion of its revenues from government defense programs and to develop microwave products for defense applications. Failure of the Company to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, could have a material adverse effect upon the Company's business, operating results and financial condition in subsequent periods. In addition, a large portion of the Company's expenses are fixed and difficult to reduce, thus magnifying the material adverse effect of any revenue shortfall. Also, defense contracts frequently contain provisions that are not standard in private commercial transactions, such as provisions permitting the cancellation of a contract if funding for a program is reduced or canceled. For example, the government terminated a large defense program in December 1992 for which the Company had been supplying in excess of $4 million of products on an annual basis.

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

Fluctuations in Quarterly Results. The Company's quarterly results have in the past been, and will continue to be, subject to significant variations due to a number of factors, any one of which could substantially affect the Company's results of operations for any particular fiscal quarter. In particular, quarterly results of operations can vary due to the timing, cancellation or rescheduling of customer orders and shipments, the pricing and mix of products sold, new product introductions by the Company, the Company's ability to obtain components and sub- assemblies from contract manufacturers and suppliers, and variations in manufacturing efficiencies. In addition, with the decline in available defense industry production programs, the Company has placed more reliance on development contracts as a source of defense revenues, resulting in an increased susceptibility to fluctuations due to an increase in revenues from fixed price development contracts as a percentage of total revenues. Development contracts carry reduced gross margins and are typically for minimal hardware deliveries and sporadic non-hardware revenue items which results in fluctuating sales and gross margins. Accordingly, the Company's performance in any one fiscal quarter is not necessarily indicative of financial trends or future performance.

Backlog. The Company's order backlog is subject to fluctuations and is not necessarily indicative of future sales. There can be no assurance that current order backlog will necessarily lead to sales in any future period. The Company's order backlog as of November 3, 1996 was approximately $131.9 million, approximately 52% of which was attributable to commercial customers and approximately 48% of which was attributable to defense customers. A substantial amount of the Company's order backlog can be canceled at any time without penalty, except, in some cases, the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from customers of the Company could have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Suppliers and Contract Manufacturers. The Company relies on contact manufacturers and suppliers, in some cases sole suppliers or limited groups of suppliers, to provide it with services and materials necessary for the manufacture of products. Certain ceramic low drift substrates (supplied by NTK of Japan and Alpha Industries) and certain semiconductors (supplied by Alpha Industries, MaCom MWT and others) used by the Company are sole source items and would require significant effort, time or design changes to develop alternate sources. The Company is also dependent on P-COM to supply it with certain modules necessary for the production of microwave front ends for point-to-point radios for P- COM. The Company's reliance on contract manufacturers and on sole suppliers involves several risks, including a potential inability to obtain critical materials or services and reduced control over production costs, delivery schedules, reliability and quality of components or assemblies. Any inability to obtain timely deliveries of acceptable quality, or any other circumstance that would require the Company to seek alternative contract manufacturers or suppliers, could delay the Company's ability to deliver products to customers, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the event that costs for the Company's contract manufacturers or suppliers increase, the Company may suffer losses due to an inability to recover such cost increases under fixed price production commitments to its customers.

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

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are filed herewith:

                -   Exhibit 11.1 - Computation of Net Income per Common Share
                -   Exhibit 27 - Financial Data Schedule

         (b) The following report on Form 8-K was filed during the quarter ended November 3, 1996.

                -   Report on Form 8-K dated August 26, 1996 was filed
                      with the Securities and Exchange Commission on September 9, 1996 in connection with the acquisition of Magnum Microwave Corporation by the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:      /s/ Ronald E. Ragland
         ------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer





By:      /s/ Thomas A. George
         ------------------------------------
         Thomas A. George
         Senior Vice President
         Chief Financial Officer



Date:    December 17,  1996

                                 EXHIBIT INDEX


Exhibit
Number
-------

11.1     Computation of Net Income per Common Share

27       Financial Data Schedule