Form 10-K405
period 1997-01-31
REMEC INC
filed 1997-04-17
CIK 769874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from __________  to  __________

                         Commission File Number 0-27414

                                   REMEC, INC.
             (Exact Name of Registrant as Specified in its Charter)

           CALIFORNIA                                95-3814301
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)


               9404 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA 92123
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's telephone number, including area code: (619) 560-1301

           Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 8, 1997 was approximately $248.7 million based on the last reported sale price on the Nasdaq National Market of $23 3/4 per share of such stock on April 8, 1997.

The number of outstanding shares of Registrant's Common Stock as of April 8, 1997 was 12,301,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders expected to be held on June 6, 1997, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

                       This document contains _____ pages.

                      The Exhibit Index begins on page ___.

                                   REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.    BUSINESS ........................................................  1
ITEM 2.    PROPERTIES....................................................... 13
ITEM 3.    LEGAL PROCEEDINGS................................................ 13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.................. 13

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS............................ 14
ITEM 6.    SELECTED FINANCIAL DATA.......................................... 15
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 16
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 20

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 21
ITEM 11.   EXECUTIVE COMPENSATION........................................... 21
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT............................................. 21
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 21
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K........................................ 22

                                     PART I

         The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the risks described in this Annual Report and the other documents the Registrant files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

INTRODUCTION

         REMEC, Inc. ("REMEC" or the "Company") is a leader in the design and manufacture of microwave multi-function modules (MFMs) for microwave transmission systems used in defense applications and has recently entered, and now derives significant revenue from, the commercial wireless telecommunications market. The Company believes that its expertise in microwave transmission system components such as filters, amplifiers, mixers, switches and oscillators and its expertise in integrating these components into MFMs give REMEC a strong competitive position in the emerging commercial wireless infrastructure equipment market. The Company's capabilities enable it to develop and manufacture MFMs with reduced size, weight, parts count and cost, and increased reliability and performance.

         The Company's products operate at high RF (800 MHz to 1 GHz), microwave (1 GHz to 20 GHz) and millimeter wave (20 GHz to 50 GHz) frequencies (these frequencies are collectively referred to elsewhere in this Annual Report on Form 10-K as microwave). Modern wireless telecommunications systems employ microwave transmission technology pioneered in the defense industry. Microwave frequency bands have been used for emerging wireless telecommunications applications because they are less congested and have more available bandwidth, affording greater voice, data and video transmission capacity than lower frequency bands. Fueled by technological advances and regulatory changes, demand for wireless telecommunications products has increased in recent years for applications such as mobile telephony (cellular and personal communications services ("PCS")), rural telephony (VSAT), paging, wireless cable, interactive television and wireless local loop. These emerging wireless applications require a large infrastructure of microwave transmission equipment such as base stations and point-to-point radios.

         The Company also designs and manufactures precision instruments for guidance, control and measurement systems used by the defense, aerospace, petroleum and mining industries.

         The Company pursues acquisitions to augment MFM technology by acquiring specialized component firms and to take advantage of opportunities to consolidate smaller, niche companies in a currently fragmented microwave equipment industry. In 1996, REMEC acquired Magnum Microwave Corporation ("Magnum"), a leading supplier of oscillators and mixers, and RF Microsystems, a satellite communications engineering company. In February 1997, the Company acquired Radian Technology, Inc. ("Radian"). Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. In March 1997, the Company acquired Verified Technical Corporation ("Veritek"), a producer of high quality surface mount manufacturing assemblies.

         In April 1997, the Company reached a definitive agreement to acquire C&S Hybrid ("C&S Hybrid") through a merger of C&S into a newly formed subsidiary of the Company. C&S Hybrid designs and manufactures microwave components and MFMs. Completion of this acquisition is subject to satisfaction of customary conditions.

INDUSTRY BACKGROUND

         In recent years there has been a significant increase in demand for wireless telecommunications services from business and consumer users worldwide. This trend has led to significant growth in the number of subscribers for existing wireless communications systems and to the emergence of new wireless applications. An industry study estimated that there were 109 million wireless subscribers worldwide through June 1996, increasing to more than 140 million subscribers by the end of 1996. In response to the increasing demand, governmental regulatory agencies are allocating additional frequencies for PCS which can be used for a broad range of wireless voice, data and facsimile services.

         The Company expects demand for PCS and cellular infrastructure equipment to increase. As of February 1996, service providers had paid in excess of $7.0 billion for licenses auctioned in the United States. The Company believes that these licensees will rapidly deploy infrastructure equipment in order to begin offering service from which to recover their investment. In addition, the licensees are required by FCC regulations to establish a PCS infrastructure to service approximately 33% of the population in their respective service areas within five years and 67% within ten years or risk forfeiting their licenses. This requirement is expected to drive a rapid build-up of base station equipment in advance of the start of subscriber service. Additional development of infrastructure is expected in the cellular industry as well. In response to increased demand, existing cellular service providers in densely populated urban areas are expanding the capacity of their existing cellular systems by incorporating microcellular networks that divide current cells into several smaller radius cells in order to maintain service quality and availability, requiring deployment of infrastructure equipment.

         Microwave frequency bands have been allocated for evolving wireless telecommunications applications because they are less congested and have more available bandwidth, affording greater voice, data and video transmission capacity than lower radio frequency bands. The microwave technology used in modern wireless telecommunications systems employs technology pioneered in the defense industry. Governments worldwide have funded the development of microwave transmission technologies for defense purposes including missile guidance, electronic warfare, communications, radar, radar jamming, navigation and identification of other aircraft. Higher frequency transmissions have been desirable for defense applications because they have traditionally been less congested, afford greater positional accuracy at shorter range, and allow for the use of smaller equipment, especially important characteristics in satellites, aircraft and missiles.

         A typical cellular or PCS communications system contains a number of cells, each with a base station, which are networked to form a service provider's coverage area. Each base station or cell site houses the equipment that transmits and receives telephone calls to and from the cellular or PCS subscriber within the cell and to and from the switching office of the local wireline telephone system. This equipment usually consists of several multi-channel radios, some of which operate at lower frequencies to communicate with the subscriber (phone, modem, etc.) and others operating at higher frequencies to communicate with the local switching office and with adjacent base stations. In the past, base stations typically were interconnected through leased telephone lines, but with the advent of less expensive radio systems, it is often easier and more cost effective to use microwave point-to-point radios for wireless interconnection links.

         Wireless technology has other potentially broad applications beyond cellular and PCS systems. The recent worldwide trend toward privatization of public telephone operators and deregulation of local telephone or "local loop" services has resulted in increased competition in the delivery of telephone service from alternative access providers. Many of these new access providers, such as long-distance telephone carriers, public utilities and cable television companies, must install or upgrade infrastructure to support basic and enhanced services. In addition, worldwide demand for basic telephone service has grown, especially in developing countries. As new infrastructure is established to deliver local telephone service, service providers are increasingly choosing wireless microwave transmission systems, which involve a number of short-haul radio connections, instead of a traditional wired approach, to connect subscribers to the public telephone network because wireless systems generally offer lower cost and faster installation. Wireless systems can also be used to bypass local telephone operating companies for private networking applications.

         A growing segment of the wireless communications industry involves VSATs (very small aperture terminals), which are communications systems utilizing fixed-site satellite terminals. Historically, these systems were primarily designed for certain specific data applications. However, recent improvements in VSAT technology for satellite-based wireless voice and data networks have led to their increasing use in a variety of broader, higher system throughput commercial applications such as mobile and rural telephony and more complicated data transmissions. Satellite telephony systems are being utilized by developing countries that lack a terrestrial-based telecommunication infrastructure, and which seek to provide telephone service for large areas fairly rapidly and on a cost-effective basis. Additionally, even where terrestrial systems exist, satellite systems are used to fill in coverage for remote areas.

TECHNOLOGY

         Wireless transmissions require the conversion of information into a higher frequency signal that can be transmitted and received through the air. Generally, the frequency spectrum is allocated for different wireless uses by governmental entities. The following diagram illustrates the frequency ranges at which various wireless applications operate or are expected to operate.

             ALLOCATION OF FREQUENCY RANGE FOR WIRELESS APPLICATIONS


                                         FREQUENCY
           BAND                           RANGE                            USES
-----------------------------------    ----------------------     ---------------------------

 LOW FREQUENCY (LF) --                 <300 MHz                   Navigation Equipment
                                                                  (Aeronautical/Marine)
 VERY HIGH FREQUENCY (VHF)                                        AM/FM Radio
                                                                  Amateur/CB Radio
                                                                  Television
                                                                  Dispatch Radio


---------------------------------------------------------------------------------------------
ULTRA HIGH FREQUENCY (UHF)            300 - 800 MHz              UHF Television
                                                                  Specialized Mobile
                                                                  Radio (SMR)
                                                                  Paging
                                                                  Wireless Data
                                                                  Collection

---------------------------------------------------------------------------------------------

 HIGH RADIO FREQUENCY (RF)             800 MHz - 1 GHz            Analog Cellular
                                                                  Digital Cellular
                                                                  Two-way Messaging
                                                                  Cordless Phone

---------------------------------------------------------------------------------------------

 MICROWAVE                             1 - 2 GHz                  Private Radio Networks
                                                                  PCS
                                                                  Mobile Satellite
                                                                  Telephony
                                                                  Military
                                                                  Communication/Navigation

---------------------------------------------------------------------------------------------

 MICROWAVE/MILLIMETER WAVE             2 - 50 GHz                 VSAT
                                                                  Satellite Voice/Messaging
                                                                  Point-to-Point Radios
                                                                  Wireless TV
                                                                  Radar
                                                                  Electronic Warfare

---------------------------------------------------------------------------------------------

         As new applications emerge for wireless technology, higher and higher frequencies must be used due to congestion at lower frequencies. Additionally, higher frequency bands allow a greater number of channels to be allocated to the same percentage of spectrum compared with lower frequencies, affording greater capacity at similar cost. The microwave transmission systems and associated equipment required to implement these applications are similar in nature and require similar design and manufacturing expertise as those developed for defense applications. Examples of such equipment are millimeter wave point-to-point radios which have been increasingly utilized for short-haul wireless connections such as interconnecting cellular and PCS base stations or providing private local loop service. High frequency radios are well suited for these applications because the signal strength fades out very quickly in the atmosphere, allowing frequencies to be "re-used" beyond relatively small geographic areas such as cellular systems. For example, the signal of a 23 GHz point-to-point radio has a range of approximately 10 miles.

         Every microwave transmission system contains a microwave "front end" that performs the function of transforming modulated voice, data or video from an intermediate frequency ("IF") signal (generally 10 MHz to 500 MHz) into a microwave frequency signal for transmission and/or converting an incoming signal from microwave frequencies back into an IF modulated voice, data or video signal. A microwave front end will usually consist of several interconnected MFMs and single function components.

         A typical microwave radio front end contains, among other things, the following components:

- Amplifiers are used in the transmitter and receiver to increase the power level of the signal to a usable range. In the transmitter, a power amplifier is used at the output prior to transmission of the signal to increase the signal to the necessary power so that it will have enough strength when it is transmitted through the air to reach the desired location. In the receiver, a low noise amplifier is used at the input to minimize degradation of the received signal which is usually low in signal strength due to the attenuation that occurs in the atmosphere while the signal is traveling to the receiver.

- The oscillator is a component that oscillates at a set frequency, thereby generating a signal. Oscillators, multipliers and mixers work together in the transmitter to convert voice, data or video signals at low frequencies (generally, under 20 MHz) into signals at higher frequencies (as high as 50 GHz) for transmission and in the receiver, to convert transmit signals with higher frequencies back to the original voice, data, or video signal. In systems that operate at microwave frequencies, a signal may go through the process of having its frequency increased/decreased two or three times in order to get the signal to the desired frequency level.

- The multiplier increases the frequency of the signal produced by the oscillator by an integer multiple.

- In the transmitter, the mixer combines the signal generated by the oscillator and multiplier with the input signal (the signal being transmitted) to generate an output signal that has a frequency equal to the sum of the frequencies of the input signal and the signal produced by the oscillator and multiplier. In the receiver, the mixer combines the signal generated by the oscillator and multiplier with input signal (the signal being received) to generate an output signal that has a frequency equal to the difference of the frequencies of the two combined signals in order to reduce its frequency to that of the original signal prior to transmission.

- Filters provide the important function in various stages of a transmission or receiver system of eliminating signals that are outside of the desired frequency range, while allowing signals of the desired frequency to pass through. Generally, after the frequency or strength of a signal has been increased or decreased, a filter is used to eliminate undesired signals.

- A variable attenuator adjusts the strength of a signal to an optimal range. Often, a variable attenuator is used to decrease the strength of a signal so as to avoid overloading the system or to reduce distortion.

- A switch selects the path of a signal. For example, switches are used to change between transmit and receive on radar systems. Switches can also be used to switch between available channels on communication systems.

PRODUCTS

         Microwave MFMs and Components. The Company designs customized microwave MFMs and components, as well as subsystems incorporating multiple MFMs and components, to address the specific requirements of its OEM and defense contractor customers.

         An MFM typically consists of one or a number of microwave circuit boards and/or ceramic substrates mounted into a single package on which semiconductor devices and other electronic components are interconnected to perform signal processing functions such as amplification, conversion from one frequency to another and filtering. The performance of the MFM is affected by the characteristics of the semiconductor devices and other electronic components, the interconnectivity patterns of various components, the shape, size and location of the components with respect to each other, the type of material used for the circuit board or substrate, and the size, shape and type of enclosure that is designed to hold the circuit boards and/or substrates. Predicting and controlling performance in module designs at microwave frequencies requires a combination of design experience using accurate modeling of component performance and manufacturing experience employing repeatable and precise tolerance manufacturing processes. Perfecting module designs also requires expertise in partitioning circuit blocks. Knowledge of which functions to integrate or separate and how various blocks will interact in the system results in better overall performance and smaller size. Knowledge of which materials, devices and technology best implement each function results in lower cost.

         The Communication, Navigation and Identification (CNI) system for the F-22 Stealth Tactical Fighter Aircraft illustrates the benefits derived from the application of REMEC's MFM technology. A product team comprised of TRW Inc. and REMEC engineers concurrently developed the requirements documents for 15 unique MFMs and several components that comprise the microwave front end of the CNI system. The product team optimized TRW's preliminary design for maximum electrical performance, minimal package size and weight, minimum number of unique MFMs and low manufacturing cost. The product team was able to reduce the number of unique MFMs from 15 to 13, the weight from 24 to 17 pounds and the volume by 30%, while improving performance and reducing the cost of production.

         When the Company was founded in 1983, its first products were filters, single function components. Since inception, the Company has excelled at developing a broad range of filter products. The Company believes that its core filter technology has been a significant enabler in the MFM business. Today, the Company designs and manufactures a number of components, including filters, switches, variable attenuators, amplifiers, oscillators, mixers and multipliers. The Company believes that its component level expertise is a key competitive advantage in designing MFMs. The Company's components generally are able to operate at high frequencies and are relatively small in size. Although most of the Company's revenues currently are from sales of MFMs, the Company does sell a significant number of single-function filters, switches, multipliers and amplifiers.

         Commercial systems which utilize these products include infrastructure radio equipment for cellular and PCS systems. Defense applications which utilize these products include radar, radar jamming, communications and navigation systems on aircraft, satellites and missile guidance systems.

         The following table lists certain of the Company's microwave components and MFMs:

     PRODUCT TYPES                                                                  FUNCTION
     -------------                                                                  --------

Filters, Duplexers and Multiplexers........................  Separate desired frequency bands from undesired bands
Frequency Mixers...........................................  Provide frequency conversion function
Voltage Controlled Oscillators.............................  Generate frequency controlled by an input voltage
Dielectric Resonator Oscillators...........................  Generate fixed frequency microwave signal
Cavity Oscillators.........................................  Generate fixed frequency microwave signal
Switches...................................................  Switch signal between different signal paths
Switch Attenuators.........................................  Select discrete attenuation values
Variable Attenuators.......................................  Select continuously variable attenuation values
Switch Matrices............................................  Allow MxN connectivity between M-inputs and N-outputs
Switched Delay Lines.......................................  Select discrete phase delays
Switched Filters...........................................  Select between multiple filters
Multipliers................................................  Multiply an input frequency by an integer
Comb Generators............................................  Provide several multiplied frequencies in a single output
Frequency Generators.......................................  Generate multiple discrete frequency outputs
Frequency Synthesizers.....................................  Generate a discrete stepped frequency output
Switched Amplifiers........................................  Provide multiple amplified signal functions
Frequency Converters.......................................  Provide frequency conversion function
VSAT Tranceivers...........................................  Transmit, receive and channel select microwave signals for satellite applications
Point to Point Radio Front Ends............................  Transmit, receive and channel select microwave signals for terrestrial applications


         The Company began shipping the front end of a 23 GHz point-to-point radio for P-COM in November 1995. This subsystem consists of the integration of a number of MFMs and components which perform multiple frequency conversions between the baseband IF signal and the 23 GHz transmit/receive signal. The re-design involves circuit optimization to reduce component count, size and cost and re-packaging to combine multiple functions into a smaller number of MFMs.

         As a result of the acquisition of RFM in April 1996, the Company obtained the technology and began producing a standard C-Band transceiver. In August 1996, the Company began production of a fully integrated DAMA (demand assigned multiple access) C-Band Transceiver. This transceiver provides band width on demand allowing a large number of data channels to be multiplexed into a single communications link which provides a cost advantage over current single channel products.

         In the satellite communications market, the Company has developed with Orbital Sciences Corporation transmit and receive modules used in the satellites that comprise their LEO (low earth orbit) constellation designed to provide two-way data and messaging service anywhere on the globe. Two prototype satellites which include the Company's microwave products have been launched.
The Company also supplies components to Motorola, Inc. on the Iridium satellite program.

         The Company has commenced development of radio transceivers for other frequency bands, but has no contract for production. REMEC is also developing a low cost single channel SES (subscriber earth station) VSAT terminal for STM to provide satellite-based phone services to outlying areas in underdeveloped countries. In the cellular/PCS market, the Company is developing and producing a number of filter and integrated filter products for base station applications. Products include both ceramic and cavity filters, diplexers, LNA and distribution and delay assemblies. The Company is currently transitioning to production for Motorola, Inc. ("Motorola") a complex filter MFM integrating switches, detectors, isolators and distribution circuits used in Motorola's base station infrastructure.

         Inertial Guidance Products. REMEC also designs and manufactures precision instruments for guidance, control and measurement systems through a wholly owned subsidiary, Humphrey, Inc., which was incorporated in 1951 and acquired by the Company effective January 31, 1994. These instruments are used by the defense, aerospace, petroleum and mining industries. Humphrey's primary products are gyroscopes used for military missile and bomb guidance.

         Most of Humphrey's business is the design, manufacture and sale of guidance and control components, including gyroscopes, rate sensors, accelerometers, potentiometers, pendulums, magnetometers, north-seeking devices and related products for control and instrumentation systems. These products indicate changes in the direction and speed of moving objects and are sold to a wide variety of missile and defense aircraft manufacturers for use in primary control systems for the stabilization and guidance of missiles and in instrumentation systems. In addition, these products are purchased by manufacturers of commercial and general aviation aircraft. Humphrey's products are designed for use in defense, aircraft, aerospace and oceanographic applications. A smaller portion of Humphrey's business is directional survey equipment consisting of directional gyroscopes, cameras, optical compasses and related instruments used for subsurface directional surveying in exploration and production drilling in the petroleum and mining industries.

         Satellite Engineering Services. RF Microsystems, acquired by REMEC in April 1996, provides engineering and design services for the Department of Defense in the satellite communications area.

CUSTOMERS

         Commercial. As of January 31, 1997, the Company has received orders totaling $51.5 million for the manufacture of point-to-point radio front ends and related MFMs for P-COM, Inc. ("P-COM"). The Company, through its Magnum subsidiary, produces numerous MFMs and components, such as mixers and oscillators, which are critical to the transmit and receive functions of microwave radios for customers such as the Farinon Division of Harris Corporation ("Harris-Farinon") Alcatel Network Systems and California Microwave, Inc. REMEC also has received orders for microwave MFMs and components from Alcatel Network Systems ("Alcatel"), AT&T Corp., Caterpillar Inc., Glenayre Technologies, Inc., Lucent Technologies, Inc., Motorola, Orbital Sciences Corporation and Pacific Communications Sciences, Inc.

         The Company expects that sales of its wireless commercial products will continue to be concentrated among a limited number of major customers. If the Company were to lose a major customer or if orders by such customer were to be canceled or otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

         P-COM. P-COM produces point-to-point millimeter wave radio systems for use in wireless telecommunications applications. P-COM and the Company entered into an agreement in August 1995 for the production by the Company of microwave front ends for 23 GHz point-to-point radios in quantities and at fixed prices set forth in purchase orders issued by P-COM and accepted by the Company. The Company has accepted orders to produce in excess of 15,000 units for P-COM. The orders are being executed in three phases. In the first phase, the Company produced and shipped in late 1995 a small number of units in accordance with P-COM's original product design. In the second phase, the Company re-designed several MFMs to lower cost and increase producability. In the third phase, the Company completed the re-design of MFMs and is currently transitioning that design into production. The Company produces the units based on a rolling six-month forecast provided by P-COM. The agreement provides that all of the units will be delivered by December 1998. The Company has agreed to sell the products which are the subject of the agreement exclusively to P-COM and not to compete with P-COM in the sale of point-to-point radios under conditions applicable to both parties. The Company faces the risk of cost overruns if it fails to achieve forecasted product design goals and manufacturing efficiencies in the production of point-to-point radio front ends for P-COM.

         STM. STM sells complete VSAT network systems to foreign governments and corporate entities to provide both voice and data communications over long distance through use of satellite communications. In connection with the acquisition of RFM from STM, REMEC received orders from STM for approximately $20.0 million and recently has received additional orders for approximately $10.4 million of VSAT transceivers.

         Motorola. In the cellular/PCS market, the Company has received $3.8 million in awards from Motorola for the development and production of numerous filter and filter MFM products.

         Defense. REMEC focuses its efforts on defense programs which it believes have the highest probability of follow-on production. Tactical aircraft, satellites, missile systems and smart weapons comprise the majority of the platforms of the Company's customers. Defense industry programs from which REMEC derives or may derive significant revenues include: the F-22 Stealth Tactical Fighter Aircraft program for the U.S. Air Force for which the Company is developing switch amplifiers, switch filters, integrated switch modules, power amplifiers, frequency generators, frequency converters and frequency multipliers for three different RF subsystems (CNI, Radar and Electronic Warfare); the Airborne Self-Protection Jammer (ASPJ) program for foreign military customers for which the Company has developed and produced a 28-channel switched filter bank and multi-function components such as frequency modulators; the Advanced Medium Range Air to Air Missile (AMRAAM) program for the U.S. Air Force for which the Company has developed and produced frequency multipliers, converters and filters; and the radar warning receiver program (ALR 56M) for the U.S. Air Force for which the Company has developed and produced switch filters, notch filters, switches and filters.

         The Company sells microwave MFMs and components to prime contractors such as Hughes Aircraft Co. ("Hughes Aircraft"), Northrop Grumman Corporation ("Northrop Grumman") and Lockheed Martin Corporation ("Lockheed Martin"). The Company through Humphrey sells inertial guidance products primarily to defense prime contractors such as Texas Instruments, Inc., British Aerospace plc and Lockheed Martin.

         Historically, most of the Company's revenues have been derived from sales to the defense market. Revenues for defense applications constituted approximately 87%, 82%, and 65% of the Company's revenues for each of the years ended January 31, 1995, 1996 and 1997, respectively. The Company expects to continue to derive a substantial portion of its revenues from the defense industry and to develop products for defense applications. As a result, the Company's sales could be materially adversely impacted by a decrease in government defense budgets because of spending cuts, general budgetary constraints or otherwise.

BACKLOG

         The Company's backlog of orders as of January 31, 1997 and 1996 was $127.8 million ($67.6 million commercial and $60.2 million defense) and $87.5 million ($45.1 million commercial and $42.4 million defense), respectively. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial amount of the Company's backlog can be canceled at any time without penalty, except, in most cases, for the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. For example, the government terminated a large defense program in December 1992 for which the Company had been supplying in excess of $4.0 million of products on an annual basis. A substantial portion of the purchase orders comprising backlog at January 31, 1997 include product specifications not yet achieved by the Company. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase orders.

SALES AND MARKETING

         The Company uses a team-based sales approach to facilitate close management by Company personnel of relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. The Company's integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of the Company's engineering department and, occasionally, a local technical sales representative. In particular, the use of experienced engineering personnel as part of the sales effort enables close technical collaboration with the customer during the design and qualification phase of new communications equipment which, the Company believes, is critical to the integration of its products into its customers equipment. The Company's executive officers are also involved in all aspects of the Company's relationships with its major customers and work closely with their senior management. The Company utilizes manufacturers and sales representatives to identify opportunities.

         To date, the Company has sold its products overseas with the assistance of independent sales representatives. Sales outside of the United States represented 12%, 16% and 9% of net sales in fiscal years ended January 31, 1995, 1996 and 1997, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The international sales do not include products sold to foreign end users by the Company's domestic OEM customers.

MANUFACTURING

         The Company assembles, tests, packages and ships products at its manufacturing facilities located in San Diego, San Jose and Santa Clara, California. The Company believes that process expertise and discipline are key elements of successful high volume production of microwave MFMs because of the precise specifications required. Since inception, the Company has been manufacturing products for defense programs in compliance with the stringent MIL-Q-9858 specifications. The Company believes that it can readily bring to the commercial market the manufacturing quality and discipline it has demonstrated in the defense market. The Company received ISO-9001 certification from the Defense Electronics Supply Center for its microwave facilities. ISO-9001 is a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. Although this certification is not currently required by any of its customers, REMEC believes that it will be beneficial to the acquisition of future business. To assure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, the Company seeks to achieve vertical integration in the manufacturing process wherever appropriate.

         Historically, the volume of the Company's production requirements in the defense markets was not sufficient to justify the widespread implementation of automated manufacturing processes. The Company anticipates that increased sales of its products to the wireless telecommunications industry will require a significant increase in the Company's manufacturing capacity. Accordingly, the Company has introduced automated manufacturing techniques for product assembly and testing and is currently planning to expand its facilities. Following the acquisition of Veritek in March 1997, the Company now has the in-house capability for cost effective, optimized cycle time manufacture of surface mount assemblies, including microwave soft substrate assemblies.

         The Company attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Company's products are currently available only from single sources, and other components are available from only a limited number of sources. The Company's reliance on contract manufacturers and on sole suppliers involves several risks, including a potential inability to obtain critical materials or services and reduced control over production costs, delivery schedules, reliability and quality of components or assemblies. Any inability to obtain timely deliveries of acceptable quality, or any other circumstance that would require the Company to seek alternative contract manufacturers or suppliers, could delay the Company's ability to deliver its products to its customers, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Company has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. The Company also relies on contract manufacturers for circuit board assembly. The Company generally orders components and circuit boards from its suppliers and contract manufacturers by purchase order on an as needed basis.

COMPETITION

         The markets for the Company's products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. The Company faces some competition from component manufacturers who have integration capabilities, but believes that its primary competition is from the captive manufacturing operations of large wireless telecommunications OEMs (including all of the major telecommunications equipment providers) and defense prime contractors who are responsible for a substantial majority of the present worldwide production of MFMs. The Company's future success is dependent upon the extent to which these OEMs and defense prime contractors elect to purchase from outside sources rather than manufacture their own microwave MFMs and components. The Company's customers and large manufacturers of microwave transmission equipment could also elect to enter into the non-captive market for microwave products and compete directly with the Company. Many of the Company's current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than the Company and have greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company's customers. For example, innovations such as a wireless telephone system utilizing satellites instead of terrestrial base stations or a device that integrates microwave functionality could significantly reduce the potential market for the Company's products. The Company believes that to remain competitive in the future it will need to invest significant financial resources in research and development.

RESEARCH AND DEVELOPMENT

         Research and development expenses recorded by the Company for the fiscal years ended January 31, 1995, 1996 and 1997 were approximately $1,028,000, $2,274,000 and $2,840,000 respectively. The Company's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, are included in cost of sales and the related funding in net sales. The Company expects that as its commercial business expands, research and development expenses will increase in amount and as a percentage of sales.

GOVERNMENT REGULATIONS

         The Company's products are incorporated into wireless telecommunications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. Although the equipment operators and not the Company are responsible for compliance with such regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could materially adversely affect the Company's operations by restricting development efforts by the Company's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to manufacture products in compliance with, applicable domestic and international regulations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

         The Company is also subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations.

         Because of its participation in the defense industry, the Company is subject to audit from time to time for its compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Investigative Service and the Office of Federal Control Compliance Programs. These and other governmental agencies may also, from time to time, conduct inquiries or investigations that may cover a broad range of Company activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve penalties that may have a material adverse effect on the Company's business, financial condition or results of operation.

         The Company believes that it operates its business in material compliance with applicable government regulations.

INTELLECTUAL PROPERTY

         The Company does not presently hold any significant patents applicable to its products. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, financial condition and results of operations. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of April 1, 1997, the Company had a total of 1,166 employees, including 793 in manufacturing and operations, 178 in research, development and engineering (including 43 designers and drafters, 14 manufacturing engineers, 5 quality engineers and 116 electrical and mechanical engineers), 55 in quality assurance, 46 in sales and marketing and 94 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppage. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company's principal administrative, engineering and manufacturing facilities are located in eight buildings aggregating approximately 199,000 square feet in San Diego, California, consisting of one 23,000 square foot facility owned by the Company and seven leased facilities, pursuant to leases which expire in December 1998 and January 2000. The facilities of Magnum and Radian are located in 31,000 and 23,000 square feet buildings located in San Jose and Santa Clara, California, respectively. The Magnum lease expires in January 2001 and the Radian lease expires in March 1998. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is presently subject to any material litigation, nor to the Company's knowledge, is such litigation threatened against the Company or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended January 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

MARKET INFORMATION

         Prior to the quotation of the Common Stock on the Nasdaq National Market beginning on February 1, 1996, there was no established trading market for the Common Stock. Since February 1, 1996, the Common Stock has been quoted on the Nasdaq National Market under the symbol "REMC." The following table sets forth the range of high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market for the quarterly periods indicated.

FISCAL YEAR ENDING JANUARY 31, 1997                         High          Low
                                                            ------      -------
First Quarter (from February 1, 1996)...................... $17 3/8     $ 8 1/8

Second Quarter.............................................  22 3/8      11 3/8

Third Quarter..............................................  15 3/4      11 1/4

Fourth Quarter ............................................  26 1/4      14



         The last reported sale price of the Common Stock on the Nasdaq National Market on April 8, 1997 was $23 3/4. As of April 8, 1997 there were approximately 502 holders of record of Common Stock.


DIVIDEND POLICY

         The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. The Company's line of credit agreement restricts the amount of cash dividends that the Company may pay. See Note 4 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statements of income for each of the years in the three year period ended January 31, 1997 and with respect to the balance sheets at January 31, 1996 and 1997, are derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended January 31, 1993 and 1994 and the balance sheet data at January 31, 1993, 1994 and 1995, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for REMEC and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                              YEARS ENDED JANUARY 31,
                                                 ----------------------------------------------------------------------------------
                                                   1993               1994               1995              1996              1997
                                                 --------           --------           --------          --------          --------
STATEMENT OF OPERATIONS
DATA(1):
Net sales .....................................  $ 42,347           $ 46,577           $ 57,553          $ 62,145          $ 85,944
Cost of sales .................................    29,749             33,196             42,707            46,598            63,660
                                                 --------           --------           --------          --------          --------
Gross profit ..................................    12,598             13,381             14,846            15,547            22,284

Operating expenses:
  Selling, general and ........................     6,484              7,256              9,244             9,583            11,811
administrative
  Research and development ....................       992                782              1,028             2,274             2,840
                                                 --------           --------           --------          --------          --------
                                                    7,476              8,038             10,272            11,857            14,651
                                                 --------           --------           --------          --------          --------
  Income from operations ......................     5,122              5,343              4,574             3,690             7,633
Interest expense and other ....................       (43)               (38)               299                35              (348)
                                                 --------           --------           --------          --------          --------

Income before provision for
income taxes ..................................     5,165              5,381              4,275             3,655             7,981
  and extraordinary item
Provision for income taxes ....................     1,638              1,836              1,743             1,499             3,111
                                                 --------           --------           --------          --------          --------
Income before extraordinary ...................     3,527              3,545              2,532             2,156             4,870
item
Extraordinary item ............................       167               --                 --                --                --
                                                 --------           --------           --------          --------          --------
Net income ....................................  $  3,694           $  3,545           $  2,532          $  2,156          $  4,870
                                                 ========           ========           ========          ========          ========
Net income per share(2) .......................  $   0.44           $   0.52           $   0.38          $   0.32          $   0.54
                                                 ========           ========           ========          ========          ========
Shares used in per share ......................     8,429              6,852              6,667             6,639             9,039
calculations

                                                                                  YEARS ENDED JANUARY 31,
                                                 --------------------------------------------------------------------------------
                                                   1993               1994               1995              1996              1997
                                                 --------           --------           --------          --------          --------
BALANCE SHEET DATA(1):
Cash and cash equivalents .....................  $  3,349           $  3,671           $  1,755          $  1,326          $ 62,402
Working capital ...............................    10,332             13,367             11,993            11,912            79,904
Total assets ..................................    21,378             30,878             29,190            33,739           108,740
Long-term debt ................................     1,008              3,895              1,165             1,900                -
Total shareholders' equity ....................    13,593             17,158             18,713            20,094            95,895


                                                                                                                 JANUARY 31,
                                                                                                         --------------------------
                                                                                                           1996              1997
                                                                                                         -------           --------

BACKLOG(1)(2):
Commercial ...........................................................................................   $ 45,134          $ 67,614
Defense ..............................................................................................     42,382            60,182
                                                                                                         --------          --------
        Total ........................................................................................   $ 87,516          $127,796
                                                                                                         ========          ========




(1) The Company acquired Magnum in August 1996 in a transaction that was accounted for as a pooling of interests and, as such, all financial amounts contained in the table and the accompanying Consolidated Financial Statements have been restated to include the financial results and data of Magnum for all periods presented.

(2) Computed on the basis described in Note 1 to Consolidated Financial Statements. Backlog is not necessarily indicative of future sales and is generally subject to cancellation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of MFMs for the defense industry. The Company's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems, Inc. ("RFM") and Magnum Microwave Corporation ("Magnum").

         All revenue and related costs of sales are recognized when products are shipped or engineering services are performed. In fiscal 1996 and fiscal 1997, sales to the Company's top ten customers accounted for approximately 60% and 62%, respectively, of total net sales; sales to the Company's top three customers accounted for approximately 30% and 31%, respectively, of total net sales; and sales to the top customer accounted for 13% and 18%, respectively, of total net sales. The Company recorded revenue of approximately $27.9 million (32%) of total revenue for fiscal 1997 to the wireless telecommunications market. As of January 31, 1997, the Company had an order backlog of $127.8 million, with $67.6 million (53%) representing commercial wireless telecommunications orders. The Company expects sales to the commercial telecommunications market to represent an increasing percentage of revenue in the near future because of its backlog and the Company's strategy to increase its presence in the commercial wireless telecommunications market. The Company's international sales as a percentage of net sales for fiscal years 1996 and 1997 were 16% and 9%, respectively. The international sales percentages do not include products sold to foreign end users by the Company's domestic OEM customers.

         The Company's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical Company funded research and development expenses have been minimal. As the Company's commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. The Company expects this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

         Effective January 31, 1994, the Company acquired all the outstanding stock of Humphrey in a transaction that was accounted for as a purchase. Humphrey designs and manufactures precision instruments for guidance, control and measurement systems used in defense and commercial applications. Effective April 30, 1996, the Company acquired all of the outstanding common stock of RFM and various VSAT (very small aperture terminals) microwave design and manufacturing resources from STM in a transaction that was accounted for as a purchase. RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services. The consolidated statements of income and cash flows for the year ended January 31, 1997 include RFM's operating results from April 30, 1996. The Company's January 31, 1997 balance sheet includes RFM's assets and liabilities.

         On August 26, 1996, the Company acquired all of the outstanding common stock of Magnum in a transaction that was accounted for as a pooling of interests. Magnum is a leading supplier of oscillators and mixers. All accompanying historical financial statement information has been restated to include Magnum's operations and assets and liabilities.

         On February 28, 1997, the Company acquired all of the outstanding common stock of Radian, in a transaction that was accounted for as a pooling of interests. Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. In March 1997, the Company acquired Veritek, a producer of high quality surface mount manufacturing assemblies. Since Radian and Veritek were acquired after the end of fiscal 1997, no financial statements included herein reflect the results of operations or assets and liabilities of Radian or Veritek.

         In April 1997, the Company reached a definitive agreement to acquire C&S Hybrid through a merger of C&S Hybrid into a newly formed subsidiary of the Company. C&S Hybrid designs and manufactures microwave components and MFMs. The shareholders of C&S Hybrid are expected to receive approximately 860,000 shares of the Company's Common Stock in the acquisition. Completion of the acquisition is subject to satisfaction of customary conditions and, if completed, will be treated as a pooling of interests.

         The Company's microwave defense business is conducted at Microwave, Magnum and RFM, its commercial wireless telecommunications business is conducted through Wireless and Magnum and its precision instrument business is conducted at Humphrey.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                         FISCAL YEARS
                                                  ----------------------------
                                                  1995        1996        1997
                                                  ----        ----        ----
 Net sales .....................................   100%        100%        100%
Cost of goods sold .............................    74          75          74
                                                  ----        ----        ----
  Gross profit .................................    26          25          26
Operating expenses:
  Selling, general & administrative ............    16          15          14
  Research and development .....................     2           4           3
                                                  ----        ----        ----
     Total operating expenses ..................    18          19          17
                                                  ----        ----        ----
Income from operations .........................     8           6           9
Interest (income) expense ......................     1          --          (1)
                                                  ----        ----        ----
Income before income taxes .....................     7           6          10
Provision for income taxes .....................     3           3           4
                                                  ----        ----        ----
Net income .....................................     4%          3%          6%
                                                  ====        ====        ====



FISCAL YEAR ENDED JANUARY 31, 1997 VS. FISCAL YEAR ENDED JANUARY
31, 1996

         Net Sales. Net sales increased 38% from $62.1 million during fiscal 1996 to $85.9 million for fiscal 1997. The increase in net sales is attributable to sales increases at all of the Company's operating subsidiaries, including $4.8 million of net sales of RFM from the effective date of the acquisition. Microwave net sales increased from $26.9 million for fiscal 1996, to $27.5 million for fiscal 1997. Humphrey net sales increased from $20.6 million in fiscal 1996 to $21.2 million in fiscal 1997, Wireless net sales increased from $5.4 million in fiscal 1996 to $21.1 million in fiscal 1997 and Magnum net sales increased from $9.4 million in fiscal 1996 to $11.3 million in fiscal 1997.

         The increase in Microwave net sales is attributable to increased defense bookings during fiscal 1997. Results for fiscal 1996 include $2.4 million of non-recurring Microwave revenue, $0.9 million of gross profit and $0.3 million of selling, general and administrative expenses associated with the settlement of a termination claim for a large defense contract that was terminated in December 1992. The increase in Humphrey revenue is primarily attributable to increased shipments on production contracts for existing programs and customers. Sales to commercial wireless customers for Wireless were almost entirely attributable to the production of microwave front-ends and VSAT equipment for P-COM and STM, respectively. Magnum sales include commercial wireless sales of $5.6 million and $6.8 million for fiscal 1996 and 1997, respectively. With the inclusion of Magnum commercial wireless sales, consolidated commercial wireless sales were $11.0 million and $27.9 million, or 18% and 32%, of total sales for fiscal 1996 and 1997, respectively.

         Gross Profit. Gross profit increased 43% from $15.5 million for fiscal 1996 to $22.3 million for fiscal 1997. Gross margin increased from 25% in fiscal 1996 to 26% in fiscal 1997. Gross margins for Microwave were 20% in fiscal 1996 and 22% in fiscal 1997. Gross margins for Humphrey were 30% for fiscal 1996 versus 33% for fiscal 1997. Humphrey gross profit for fiscal 1996 was adversely affected by a $1.1 million provision for additional losses on certain long-term contracts in place at the time of the Company's acquisition of Humphrey. Gross margin for Wireless for fiscal 1996 were 12% versus 20% for the comparable fiscal 1997 period. Wireless gross margins increased due to the increased sales volume. Magnum gross margins increased from 37% for fiscal 1996 to 39% for the comparable fiscal 1997 period. The improved gross margin is attributable to the increased sales volume. With the inclusion of the gross profit on Magnum commercial wireless sales of $2.1 million and $2.7 million, respectively, consolidated commercial wireless gross margins were 25% for both fiscal 1996 and fiscal 1997. Gross profit for fiscal 1997 includes $649,000 of gross profit from RFM with a gross margin of 14%.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 23% from $9.6 million during fiscal 1996 to $11.8 million for fiscal 1997. This increase is primarily attributable to additional SG&A costs associated with the Wireless and RFM operations, neither of which were significant contributors to prior year SG&A costs. Wireless was operating at start-up levels during fiscal 1996, while RFM was not included in prior year results as it was not acquired until the second quarter of fiscal 1997. In addition, SG&A expenses for fiscal 1997 increased due to $424,000 of non-recurring acquisition costs associated with the Magnum merger. SG&A declined as a percentage of net sales from 15% for fiscal 1996 to 14% for fiscal 1997, due to increased sales volume. The Company expects SG&A expenses to increase in absolute dollars in the future as it pursues opportunities in the commercial wireless telecommunications market.

         Research and Development Expenses. Research and development expenses increased from $2.3 million for fiscal 1996 to $2.8 million for fiscal 1997. This increase resulted primarily from commercial wireless telecommunications research and development expenses totaling $1.5 million during fiscal 1997 versus $937,000 for the comparable fiscal 1996 period. This increase is a result of the start-up of the commercial wireless business.

         Interest (Income) Expense. Interest expense decreased from $35,000 of interest expense for fiscal 1996 to a total interest income of $348,000 for fiscal 1997. The change is primarily attributable to the increased level of cash on hand as a result of the funds generated from the Company's initial public offering which was consummated in February 1996. The interest expense incurred during the prior year reflects interest on debt obligations incurred in connection with the Humphrey acquisition, net of interest income generated at Magnum.

          Provision for Income Taxes. The Company's effective income tax rate declined from 41% for fiscal 1996 to 39% for fiscal 1997. The decrease reflects the benefit of available tax credits on certain capital expenditures. The Company expects its fiscal 1997 effective tax rate to be approximately 39%.

FISCAL YEAR ENDED JANUARY 31, 1996 VS. FISCAL YEAR ENDED JANUARY, 1995

         Net Sales. Net sales increased 8% from $57.6 million in fiscal year ended January 31, 1995 to $62.1 million in fiscal year ended January 31, 1996. The effects of a reduction in defense Microwave and Magnum sales were offset by increased Humphrey and Wireless sales. Microwave sales decreased from $30.5 million for fiscal 1995 to $26.9 million for fiscal 1996. Magnum sales decreased from $11.3 million in fiscal 1995 to $9.4 million in fiscal 1996. Humphrey net sales increased from $15.8 million in fiscal 1995 to $20.6 million in fiscal 1996, while Wireless net sales were $5.4 million for fiscal 1996 versus no sales during fiscal 1995.

         The decrease in Microwave sales is attributable to continued reductions in available defense industry production programs as well as the defense marketplace factors discussed above. This decrease was offset by $2.4 million of non-recurring Microwave revenue associated with the settlement of a claim relating to a large defense contract that was terminated in December 1992. The increase in Humphrey revenue is primarily attributable to increased shipments on production contracts for existing programs and customers. Sales to commercial wireless customers were almost entirely attributable to the production of microwave front-ends for P-COM. The primary reason for the decrease in Magnum sales was a $2.3 million reduction in cavity oscillator shipments to Harris-Farinon, Magnum's single largest customer. While the decrease represents a permanent reduction in this business, Magnum has designed a series of oscillators to replace the obsolete cavity oscillators and has begun shipments of these products to Harris-Farinon. To a lesser extent, the decrease in revenue is attributable to the relocation of Magnum's facility from Fremont to San Jose which temporarily disrupted production.

         Gross Profit. Gross profit increased 5% from $14.8 million for fiscal 1995 to $15.6 million for fiscal 1996. Gross margin declined from 26% in fiscal 1995 to 25% in fiscal 1996. Gross margins for Microwave were 20% for both periods. A decrease in Microwave gross profit on recurring contracts was offset by the gross profit on the non-recurring revenue associated with the settlement described above. Gross margins for Humphrey were 26% for fiscal 1995 and 30% for fiscal 1996. Gross margin for Wireless for fiscal 1996 was 12%. Wireless gross margins were affected by start-up costs associated with the P-COM contract. Magnum gross margins decreased from 40% in fiscal 1995 to 37% in fiscal 1996. This decrease is due primarily to the reduced revenue levels in the cavity oscillator product line, the disruption in operations created by the facility relocation and the continued erosion of the average selling prices in many of Magnum's products.

         Selling, General and Administrative Expenses. SG&A expenses increased 4% from $9.2 million during fiscal 1995 to $9.6 million for fiscal 1996. The increase in SG&A is primarily attributable to the recognition of expenses associated with the settlement described above. These expenses as a percentage of net sales declined from 16% for fiscal 1995 to 15% for fiscal 1996.

         Research and Development Expenses. Research and development expenses increased from $1.0 million for fiscal 1995 to $2.3 million for fiscal 1996. This increase resulted primarily from initial commercial wireless telecommunications research and development expenses totaling $937,000 during fiscal 1996.

         Interest (Income) Expense. Interest expense decreased from $298,000 for fiscal 1995 to $35,000 for fiscal 1996. The decrease is attributable to continued reductions in average bank borrowings as the Company reduced the debt attributable to the Humphrey acquisition.

         Provision for Income Taxes. The Company's effective income tax rate was 41% in fiscal 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1997, the Company had $62.4 million of cash and cash equivalents and $79.9 million of working capital. The Company also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2,

2002. As of January 31, 1997, there were no borrowings outstanding under the Company's credit facilities.

         During fiscal 1997, the Company's net cash provided by operations was approximately $881,000. The fiscal year 1997 net cash provided by operations primarily consisted of approximately $7.5 million of net income and depreciation and amortization expenses offsetting increases in accounts receivable and inventories of $4.0 million and $2.2 million, respectively. The increase in accounts receivable and inventories during fiscal 1997 resulted from the Company's increased level of sales.

         Investing activities utilized $8.9 million in cash during fiscal 1997, primarily as a result of the $4.0 million cash acquisition of RFM, and $6.3 million of capital expenditures, the bulk of which were associated with the expansion of the Company's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in the Company's public offerings completed in February 1996 and January 1997. The Company's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements.

         In February 1996, the Company completed an initial public offering in which it sold a total of approximately 2.3 million shares of Common Stock at $8.00 per share. The net proceeds from the offering after deducting underwriting commissions and expenses totaled $15.6 million. In January 1997, the Company sold approximately 2.4 million shares of Common Stock at $23.00 per share in a public offering. The net proceeds from the offering after deducting underwriting commissions and expenses totaled $52.0 million. The Company also realized proceeds of approximately $3.2 million from additional issuances of stock primarily attributable to the Company's Employee Stock Purchase Plan and a private equity placement by the Company's Magnum subsidiary completed prior to its merger in August 1996. In addition to the funds invested in connection with the acquisition of RFM, an additional $2.4 million of the initial public offering proceeds were utilized to pay down certain bank obligations, including $526,000 of obligations assumed in the acquisition of RFM.

         The Company's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. The Company believes that available capital resources and the proceeds from the Follow-On Offering will be adequate to fund its operations for at least twelve months.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is included as a separate section following
Item 14 of this Annual Report on Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information pertaining to directors and executive officers of the Registrant is set forth under "Election of Directors -- Information Regarding Nominees and Executive Officers" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders expected to be held on June 6, 1997 and is herein incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is set forth under "Election of Directors -- Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders expected to be held on June 6, 1997 and is herein incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of the Registrant's Common Stock is set forth under "Election of Directors -- Principal Shareholders" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders expected to be held on June 6, 1997 and is herein incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders expected to be held on June 6, 1997 and is herein incorporated by reference.

                                     PART IV



ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

                FORM 8-K


        (a)     1.  Financial Statements

                        Report of Independent Auditors

                        Consolidated Balance Sheet at January 31, 1996 and 1997

                        Consolidated Statements of Income for the
                                years ended January 31, 1995, 1996 and 1997

                        Consolidated Statements of Shareholders' Equity
                                as of January 31, 1995, 1996 and 1997

                        Consolidated Statements of Cash Flows for the years
                                ended January 31, 1995, 1996 and 1997

                        Notes to Consolidated Financial Statements

                2.  Financial Statement Schedule

                    Schedule II: Valuation and Qualifying Accounts

                    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

                3.  Exhibits

Exhibit No.                               Description

        2.1 (1)  Agreement and Plan of Reorganization and Merger between Magnum
                 Microwave Corporation, the Registrant and REMEC Acquisition
                 Corporation
        2.2 (2)  Stock Purchase Agreement dated March 31, 1996 between STM Wireless,
                 Inc., a Delaware Corporation, and the Registrant
        3.1 (3)  Restated Articles of Incorporation
        3.2 (3)  By-Laws, as amended
       10.1 (3)  Equity Incentive Plan
       10.2 (3)  Employee Stock Purchase Plan
       10.3 (3)  Form of Indemnification Agreements between Registrant and its officers and directors
       10.4 (3)  Credit Agreement between the Registrant and The Bank of California,
                 N.A., dated June 17, 1993, as amended
     + 10.5 (3)  Manufacturing Agreement Terms and Conditions dated August 10, 1995 between the Registrant and P-COM, Inc.
       10.6      (3) Standard Industrial Lease between the Registrant and
                 Transcontinental Realty Investors, Inc., dated February 1,
                 1990, as amended.
       10.7      (3) Standard Industrial Lease between the Registrant and
                 Chesapeake Business Park 1983, dated December 13, 1988, as amended.

       10.8 (1)  Form of Employment and Non-Competition Agreement with
                 Joseph Lee (attached as Exhibit 1 to Agreement and Plan of
                 Reorganization and Merger filed as Exhibit 2.1)
       10.9 (4)  1996 Nonemployee Directors Stock Option Plan
       10.10(6)  Employment and Non-Competition Agreement between Jim Mongillo and the Registrant
       11.1 (6)  Statement Re: Computation of per Share Data
       21.1 (5)  Subsidiaries of the Registrant
       24.1 (6)  Power of Attorney (included on Page S-1 of this Annual Report on Form
                 10-K)

----------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-05343) filed on July 30, 1996 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Form 8-K filed on May 3, 1996 and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-80381) filed on February 1, 1996 and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-16687) filed on November 25, 1996 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-18325) filed on December 20, 1996.

(6) Filed with this Annual Report on Form 10-K.

+   Confidential treatment granted


    (b)  Report on Form 8-K

         There were no reports on Form 8-K filed in the fourth quarter of fiscal 1997.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----
REMEC, INC.

Report of Ernst & Young LLP, Independent Auditors.......................................................      F-2
Consolidated Balance Sheets at January 31, 1996 and 1997 ...............................................      F-3
Consolidated Statements of Income for the years ended January 31, 1995, 1996 and 1997 ..................      F-4
Consolidated Statements of Shareholders' Equity as of January 31, 1995, 1996 and 1997 ..................      F-5
Consolidated Statements of Cash Flows for the years ended January 31, 1995, 1996
         and 1997.......................................................................................      F-6
Notes to Consolidated Financial Statements..............................................................      F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.


                                                         /s/  Ernst & Young LLP
                                                         ----------------------
                                                         ERNST & YOUNG LLP

San Diego, California
February 24, 1997

                                   REMEC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                JANUARY 31,
                                                                                     -------------------------------
                                                                                         1996               1997
                                                                                     ------------       ------------
                                                         ASSETS
Current assets:
  Cash and cash equivalents ..................................................       $  1,326,292       $ 62,402,428
  Short-term investments .....................................................          1,482,548                 --
  Accounts receivable, net ...................................................          5,385,500         10,488,455
  Inventories, net ...........................................................         12,223,871         14,767,962
  Deferred income taxes ......................................................          1,669,314          2,447,527
  Prepaid expenses and other current assets ..................................            218,911            409,969
                                                                                     ------------       ------------
     Total current assets ....................................................         22,306,436         90,516,341
Property, plant and equipment, net ...........................................          9,026,482         13,138,517
Deferred offering costs ......................................................          1,108,424                 --
Intangible and other assets ..................................................          1,298,029          4,659,406
                                                                                     ------------       ------------
                                                                                     $ 33,739,371       $108,314,264
                                                                                     ============       ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................       $  3,301,216       $  3,351,285
  Accrued salaries, benefits and related taxes ...............................          3,956,951          3,370,016
  Income taxes payable .......................................................          1,144,943          2,245,466
  Accrued expenses ...........................................................          1,550,811          2,071,068
  Current portion of notes payable ...........................................            440,838                 --
                                                                                     ------------       ------------
     Total current liabilities ...............................................         10,394,759         11,037,835
Deferred rent ................................................................            420,628            262,432
Deferred income taxes ........................................................            930,000          1,119,353
Bank revolving term loan and line-of-credit, less
  current portion ............................................................          1,900,000                 --
Commitments
Shareholders' equity:
  Convertible preferred shares -- $.01 par value, 718,607 shares authorized, issued and outstanding at January 31, 1996; aggregate liquidation
     preference of $6,000,000 ................................................              7,186                 --
  Common shares-- $.01 par value, 40,000,000
     shares authorized; issued and outstanding
     shares -- 5,361,956 and 11,502,655 at January
     31, 1996 and 1997, respectively .........................................             53,620            115,027
  Paid-in capital ............................................................         11,876,824         82,888,227
  Retained earnings ..........................................................          8,156,354         12,891,390
                                                                                     ------------       ------------
          Total shareholders' equity .........................................         20,093,984         95,894,644
                                                                                     ------------       ------------
                                                                                     $ 33,739,371       $108,314,264
                                                                                     ============       ============


                             SEE ACCOMPANYING NOTES.

                                   REMEC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED JANUARY 31,
                                                       1995              1996               1997
                                                    -----------       -----------       ------------

Net sales ...................................       $57,553,458       $62,144,707       $ 85,944,248
Cost of sales ...............................        42,706,883        46,597,521         63,660,207
                                                    -----------       -----------       ------------
     Gross profit ...........................        14,846,575        15,547,186         22,284,041
Operating expenses:
  Selling, general and administrative .......         9,244,258         9,582,819         11,810,727
  Research and development ..................         1,028,476         2,273,902          2,839,632
                                                    -----------       -----------       ------------
Total operating expenses ....................        10,272,734        11,856,721         14,650,359
                                                    -----------       -----------       ------------
     Income from operations .................         4,573,841         3,690,465          7,633,682
Interest (income) expense ...................           298,441            35,172           (347,939)
                                                    -----------       -----------       ------------
     Income before provision for income taxes         4,275,400         3,655,293          7,981,621
Provision for income taxes ..................         1,743,471         1,498,899          3,111,313
                                                    -----------       -----------       ------------
     Net income .............................       $ 2,531,929       $ 2,156,394       $  4,870,308
                                                    ===========       ===========       ============
Net income per share ........................       $      0.38       $      0.32       $       0.54
                                                    ===========       ===========       ============
Shares used in per share calculations .......         6,667,018         6,639,215          9,038,998
                                                    ===========       ===========       ============


                             SEE ACCOMPANYING NOTES.

                                   REMEC, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         CONVERTIBLE
                                       PREFERRED SHARES          COMMON SHARES
                                       -----------------      -------------------      PAID-IN         RETAINED
                                       SHARES     AMOUNT      SHARES       AMOUNT      CAPITAL         EARNINGS         TOTAL
                                      --------   --------   -----------   --------   -----------      ----------       --------

Balance at January 31, 1994 .....      718,607   $ 7,186     5,729,515    $ 57,296   $ 13,515,435    $ 3,577,620     $ 17,157,537
  Issuance of common shares
    upon exercise of stock
    options .....................           --        --         6,262          62          7,048             --            7,110
  Repurchase of common
  shares ........................           --        --      (207,594)     (2,076)      (926,278)            --         (928,354)
  Cash dividends ................           --        --            --          --             --        (54,789)         (54,789)
  Net income ....................           --        --            --          --             --      2,531,929        2,531,929
                                      --------   -------    ----------    --------   ------------    -----------     ------------
Balance at January 31, 1995 .....      718,607     7,186     5,528,183      55,282     12,596,205      6,054,760       18,713,433
  Issuance of common shares
    upon exercise of stock
    options .....................           --        --        18,910         189         67,271             --           67,460
  Repurchase of common shares ...           --        --      (185,137)     (1,851)      (786,652)            --         (788,503)
  Cash dividends ................           --        --            --          --             --        (54,800)         (54,800)
  Net income ....................           --        --            --          --             --      2,156,394        2,156,394
                                      --------   -------    ----------    --------   ------------    -----------     ------------
Balance at January 31, 1996 .....      718,607     7,186     5,361,956      53,620     11,876,824      8,156,354       20,093,984
  Issuance of common shares
    in initial public offering ..           --        --     2,264,893      22,649     15,626,560             --       15,649,209
  Conversion of preferred
    shares ......................     (718,607)   (7,186)    1,077,909      10,779         (3,593)            --               --
  Issuance of common shares
    for cash ....................           --        --       131,837       1,318      1,479,257             --        1,480,575
  Issuance of common shares
    under employee stock
    purchase plan ...............           --        --       231,900       2,319      1,671,797             --        1,674,116
  Issuance of common shares
    upon exercise of stock
    options .....................           --        --        21,660         217         80,233             --           80,450
  Income tax benefits related to
    employee stock purchase plan
    and stock options exercised .           --        --            --          --        209,399             --          209,399
  Issuance of common shares
    in stock offering ...........           --        --     2,412,500      24,125     51,947,750             --       51,971,875
  Net income ....................           --        --            --          --             --      4,870,308        4,870,308
  Elimination of Magnum
    activity for the duplicated
    two months ended March 31, ..           --        --            --          --             --       (135,272)        (135,272)
                                      --------   -------    ----------    --------   ------------    -----------     ------------
    1996
Balance at January 31, 1997 .....           --   $    --    11,502,655    $115,027   $ 82,888,227    $ 12,891,390    $ 95,894,644
                                      ========   =======    ==========    ========   ============    ============    ============


                             See accompanying notes.

                                   REMEC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED JANUARY 31,
                                                                       ------------------------------------------------
                                                                           1995              1996              1997
                                                                       ------------      ------------      ------------
Operating activities:
  Net income .....................................................     $  2,531,929      $  2,156,394      $  4,870,308
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ................................        1,941,520         2,012,794         2,636,960
    Deferred income taxes ........................................          810,558          (631,470)         (588,860)
    Changes in operating assets and liabilities:
      Accounts receivable ........................................         (293,626)          (47,351)       (3,975,190)
      Inventories ................................................          263,824        (1,554,519)       (2,242,388)
      Prepaid expenses and other current
         assets ..................................................            6,194            56,513          (152,252)
      Accounts payable ...........................................          126,137         1,286,950          (548,034)
      Accrued expenses, income taxes payable and
         deferred rent ...........................................         (775,201)          929,745           880,178
                                                                       ------------      ------------      ------------
         Net cash provided by operating
           activities ............................................        4,611,335         4,209,056           880,722
Investing activities:
  Additions to property, plant and equipment .....................       (1,476,654)       (3,571,123)       (6,302,982)
  Payment for purchase of RF Microsystems, net of
    $60,337 cash acquired.......................................--               --        (4,011,735)
  Purchase of short-term investments .............................       (1,454,598)         (981,607)               --
  Sale of short-term investments................................--          953,657         1,482,548
  Other assets ...................................................          (22,053)               --           (36,108)
                                                                       ------------      ------------      ------------
         Net cash used by investing activities ...................       (2,953,305)       (3,599,073)       (8,868,277)
Financing activities:
  Proceeds from bank revolving term loan,
    line-of-credit and long-term debt ............................       11,102,000        14,600,000                --
  Repayments on bank revolving term loan,
    line-of-credit and long-term debt ............................      (13,700,397)      (13,754,353)       (2,867,399)
  Repurchase of common stock .....................................         (928,354)         (788,503)               --
  Proceeds from issuance of common stock .........................            7,110            67,460        70,856,225
  Change in deferred offering costs.............................--       (1,108,424)        1,108,424
  Cash dividends .................................................          (54,789)          (54,800)               --
                                                                       ------------      ------------      ------------
         Net cash provided (used) by financing activities ........       (3,574,430)       (1,038,620)       69,097,250
                                                                       ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents .................       (1,916,400)         (428,637)       61,109,695
Cash and cash equivalents at beginning of year ...................        3,671,329         1,754,929         1,326,292
Elimination of Magnum's net cash activities for the
  duplicated two months ended March 31, 1996 .....................               --                --           (33,559)
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of year .........................     $  1,754,929      $  1,326,292      $ 62,402,428
                                                                       ============      ============      ============
Supplemental disclosures of cash flow information: Cash paid for:
    Interest .....................................................     $    397,650      $    175,839      $     21,986
                                                                       ============      ============      ============
    Income taxes .................................................     $  1,307,955      $  1,713,105      $  1,568,000
                                                                       ============      ============      ============


                             SEE ACCOMPANYING NOTES.

                                   REMEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

         REMEC, Inc. (the "Company") was incorporated in the State of California in January 1983. The Company is engaged in a single business segment consisting of the research, design, development and manufacture of microwave and radio frequency (RF) components and subsystems and precision instruments for control and measurement systems. Prior to fiscal 1996, substantially all of the Company's sales have been to prime contractors to various agencies of the U.S. Department of Defense and to foreign governments. In May 1995, the Company incorporated REMEC Wireless, Inc. (a wholly owned subsidiary) to research, design, develop and manufacture products based on microwave technologies for commercial customers. In fiscal 1997, the Company acquired Magnum Microwave Corporation, a manufacturer of microwave components and subsystems, and RF Microsystems, Inc., a satellite communications engineering company.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Humphrey, Inc., REMEC Wireless, Inc., RF Microsystems, Inc. and Magnum Microwave Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at amortized cost plus accrued interest which approximates market value. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

         The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement No. 115 requires companies to record certain debt and equity security investments at market value. At January 31, 1996 and 1997, the cost of cash equivalents and short-term investments approximated fair value.

Concentration of Credit Risk

         Accounts receivable are principally from U.S. government contractors, companies in foreign countries and domestic customers in the telecommunications industry. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

Inventory

         Inventories are stated at the lower of average cost or market. In accordance with industry practice, the Company has adopted a policy of capitalizing general and administrative costs as a

                                   REMEC, INC.

component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

Progress Payments

         Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

Intangible Assets

         Intangible assets in the accompanying balance sheets are primarily comprised of goodwill and purchased technology recorded in connection with the acquisitions of Humphrey, Inc. (in February 1994) and RF Microsystems, Inc. (See
Note 2.) These assets are being amortized using the straight-line method over ten and fifteen years, respectively. Amortization expense related to the intangible assets totaled $173,962 and $341,868 for fiscal years 1996 and 1997, respectively.

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Adoption of Statement No. 121 on February 1, 1996 did not have a significant impact on the Company's financial position or results of operations.

Revenue Recognition

         Revenues on fixed-price long-term and commercial contracts are recognized using the units of delivery method. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract. Revenues for cost-reimbursement contracts are recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts are recorded in the period when such losses are known. Loss provisions are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

                                   REMEC, INC.

Research and Development

         Research and development costs incurred by the Company are expensed in the period incurred.

Net Income Per Share

         Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering ("IPO") (See
Note 5) have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the number of shares used in computing net income per share also includes convertible preferred stock, which converted into 1,077,909 common shares upon the closing of the initial public offering, as if they were converted into common shares as of their original dates of issuance. The calculation of net income per share reflects the historical information for both REMEC and Magnum after adjusting the Magnum information to reflect the conversion of Magnum common shares into REMEC shares as stipulated in the acquisition agreement between REMEC and Magnum. (See Note 2.)

Stock Options

         The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on long term contracts and warranty costs. Actual results could differ from those estimates.

2.  ACQUISITIONS

Magnum Microwave Corporation ("Magnum")

         On August 26, 1996, the Company issued 1,074,933 shares of its common stock in exchange for all of the outstanding shares of common stock of Magnum, a manufacturer of microwave components and subsystems. Immediately prior to the acquisition, Magnum issued 131,458 equivalent shares of stock for

                                   REMEC, INC.

cash of approximately $1,500,000. The acquisition of Magnum was accounted for as a pooling of interests. Therefore, the Company's consolidated financial statements for all periods prior to the acquisition of Magnum have been restated to include the financial position, results of operations, and cash flows of Magnum.

         Prior to the combination, Magnum's fiscal year ended on the Friday closest to March 31. In recording the business combination, Magnum's financial statements for the fiscal years ended March 31, 1995 and March 29, 1996 were combined with REMEC's for the fiscal years ended January 31, 1995 and 1996, respectively. Consolidated operating results and the net change in consolidated cash and cash equivalents for the year ended January 31, 1997 include Magnum's results of operations and change in cash flows for the two months ended March 31, 1996. Magnum's net sales and net income for the two month period ended March 31, 1996 were $1,743,000 and $135,000, respectively. Included in general and administrative expenses in the consolidated statement of income for the year ended January 31, 1997 are costs of $424,000 related to the acquisition of Magnum.

         Net sales and net income reported by REMEC and Magnum for periods prior to acquisition are as follows:

                                            YEARS ENDED JANUARY 31,
                               -------------------------------------------------
                                  1995               1996               1997
                               -----------        -----------        -----------
Net Sales:
  Remec ...............        $46,246,959        $52,784,385        $74,643,897
  Magnum ..............         11,306,499          9,360,322         11,300,351
                               -----------        -----------        -----------
         Total ........        $57,553,458        $62,144,707        $85,944,248
                               ===========        ===========        ===========
Net Income:
  Remec ...............        $ 1,427,925        $ 1,480,744        $ 3,765,120
  Magnum ..............          1,104,004            675,650          1,105,188
                               -----------        -----------        -----------
         Total ........        $ 2,531,929        $ 2,156,394        $ 4,870,308
                               ===========        ===========        ===========


RF Microsystems, Inc. ("RFM")

         Effective April 30, 1996, the Company acquired all of the outstanding common stock of RFM and certain other assets in exchange for cash consideration of approximately $4,066,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $3,559,000 is being carried as intangible assets, and will be amortized over an estimated life of 15 years. The Company's consolidated financial statements include the results of RFM from April 30, 1996.

                                   REMEC, INC.

         A summary of the RFM acquisition costs and an allocation of the purchase price to the assets acquired and liabilities assumed is as follows:


Total acquisition cost:
  Cash paid ..............................................          $ 3,933,000
  Payment of acquisition related expenses ................              133,000
                                                                    $ 4,066,000
                                                                    ===========
Allocated as follows:
  Current assets .........................................          $ 1,622,000
  Machinery and equipment ................................              320,000
  Acquired intangibles ...................................            3,559,000
  Liabilities assumed ....................................           (1,435,000)
                                                                    -----------
                                                                    $ 4,066,000
                                                                    ===========


         Assuming that the acquisition of RFM had occurred on the first day of the Company's fiscal year- ended January 31, 1996, pro forma condensed consolidated results of operations would be as follows:

                         PRO FORMA RESULTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            YEAR ENDED
                                                            JANUARY 31,
                                                     ---------------------------
                                                      1996                1997
                                                     -------             -------
Net Sales ..............................             $70,216             $87,909
Net Income .............................               1,941               4,829
Net Income Per Share ...................             $  0.29             $  0.53

                                   REMEC, INC.

3.  FINANCIAL STATEMENT DETAILS

Inventories

Inventories consist of the following:

                                                          JANUARY 31,
                                               --------------------------------
                                                   1996                1997
                                               ------------        ------------
Raw materials ..........................       $  7,953,813        $  8,309,071
Work in progress .......................          8,375,730           8,477,878
                                               ------------        ------------
                                                 16,329,543          16,786,949
Less unliquidated progress payments ....         (4,105,672)         (2,018,987)
                                               ------------        ------------
                                               $ 12,223,871        $ 14,767,962
                                               ============        ============



         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,924,000 and $1,642,000 at January 31, 1996 and 1997, respectively.

         During fiscal 1993, the Company received notice to terminate, for convenience, a production contract and in turn, the Company terminated related subcontracts. In fiscal 1996, the Company obtained final approval to bill the contractors for remaining inventory and fees associated with the contract. The accompanying consolidated statement of income for the year ended January 31, 1996 includes $2,444,000 of revenue and $1,803,000 of costs related to this contract.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                            JANUARY 31,
                                                   ------------------------------
                                                       1996              1997
                                                   ------------      ------------
Land, building and improvements ..............     $  1,412,895      $  1,440,001
Machinery and equipment ......................       22,938,912        28,630,328
Furniture and fixtures .......................        1,215,859         1,195,296
Leasehold improvements .......................        1,726,344         2,288,980
                                                   ------------      ------------
                                                     27,294,010        33,554,605
Less accumulated depreciation and amortization      (18,267,528)      (20,416,088)
                                                   ------------      ------------
                                                   $  9,026,482      $ 13,138,517
                                                   ============      ============


4.  BANK REVOLVING TERM CREDIT FACILITY AND LINE-OF-CREDIT

         The Company has a $9,000,000 working capital line-of-credit with a bank, which is due July 1, 1998. Interest is due monthly on advances at the bank's prime interest rate (8.5% at January 31, 1997). At January 31, 1997, there were no outstanding borrowings on the facility.

                                   REMEC, INC.

         The Company also has a $8,000,000 term credit facility with the bank which is available until July 1, 1998. Outstanding borrowings at July 1, 1998 under this facility automatically convert into a 42 month term note payable in monthly installments. Interest is due monthly on advances under the facility at the Bank's prime interest rate. At January 31, 1997, there were no outstanding borrowings on the facility.

         Advances under these agreements are secured by substantially all assets of the Company. The agreements also contain covenants which require the Company to maintain certain financial ratios, achieve specified levels of profitability, restrict the incurrence of additional debt, restrict the incurrence of capital expenditures in excess of specified amounts, limit the payment of cash dividends, and include certain other restrictions. As of January 31, 1997, the Company was in compliance with all covenants specified.


5.  SHAREHOLDERS' EQUITY

Convertible Preferred Shares

A summary of the convertible preferred shares issued and outstanding is as follows:

              SHARES
            ISSUED AND                  PREFERENCE IN
            OUTSTANDING    PAR VALUE     LIQUIDATION
            -----------    ---------    -------------
Series A      461,538     $    4,615     $3,000,000
Series B      257,069          2,571      3,000,000
             --------     ----------     ----------
              718,607     $    7,186     $6,000,000
             ========     ==========     ==========


        Concurrent with the closing of the Company's initial public offering ("IPO") in February 1996 all of the outstanding shares of Series A and Series B preferred stock were converted into 1,077,909 shares of common stock.

Equity Offerings

        In February 1996, the Company completed its IPO of common stock in which the Company sold a total of 2,264,893 shares of common stock at $8.00 per share. The net proceeds from the offering were $15,649,209. In connection with the Company's IPO, certain shareholders also sold 1,185,107 shares as part of the offering.

        In January 1997, the Company sold in a public offering 2,412,500 shares of common stock at $23.00 per share. The net proceeds from this offering were $51,971,875. Certain shareholders also sold 750,000 shares as part of this offering.

                                   REMEC, INC.

Dividends

        In each of the two years ended January 31, 1996, the Company paid a cash dividend of $.01 per share including payment to preferred shares on an as converted basis. The Company currently anticipates that it will not pay dividends in the foreseeable future.

Stock Option Plans

        In January 1996, the Company's shareholders approved the 1995 Equity Incentive Plan, under which 750,000 common shares were reserved for issuance pursuant to stock options, restricted stock awards, stock purchase rights or performance shares. The Plan provides for the grant of incentive and non-statutory stock options. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of nonstatutory options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest over a period of three years and expire four and one-half years from the date of grant.

        The Company had maintained previous stock option plans prior to the inception of the 1995 Equity Incentive Plan. These incentive plans were terminated upon the closing of the Company's IPO in February 1996 and all outstanding options remain exercisable in accordance with their original terms.

        A summary of the Company's stock option activity and related information is as follows:

                                                          YEARS ENDED JANUARY 31,
                                    --------------------------------------------------------------------
                                            1995                   1996                    1997
                                    --------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     OPTION       PRICE     OPTION        PRICE     OPTION        PRICE
                                    -------     --------   --------     --------   --------     --------
Outstanding - beginning of year      84,464      $ 3.59      69,901      $ 3.78     118,404      $ 3.95
  Granted .....................      19,439      $ 4.02      82,916      $ 4.02     396,624      $16.36
  Exercised ...................      (6,262)     $ 1.14     (17,910)     $ 3.54     (21,660)     $ 3.71
  Forfeited ...................     (27,740)     $ 3.97     (16,503)     $ 4.01      (4,115)     $11.47
                                    -------      ------    --------      ------    --------      ------
Outstanding - end year ........      69,901      $ 3.78     118,404      $ 3.95     489,253      $ 7.47
                                    =======      ======    ========      ======    ========      ======
Exercisable - end of year .....      40,726      $ 3.64      20,257      $ 3.67      39,573      $ 3.99
                                    =======      ======    ========      ======    ========      ======


        Exercise prices for options outstanding as of January 31, 1997 ranged from $0.21 to $25.63. Of the options outstanding at January 31, 1997, approximately 96,000 options have a weighted average exercise price of approximately $4.00 per share and the remaining outstanding options have a weighted average exercise price of $16.41 per share. The weighted-average remaining contractual life of options outstanding at January 31, 1997 is approximately 3.75 years. At January 31, 1997, options for 346,837 shares were available for future grant.

                                   REMEC, INC.

        Pro forma information regarding net income and net income per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997, respectively: risk-free interest rates of 5.9% to 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0 and 90.9%; a weighted-average life of the option of 3.0 years; and a weighted-average life of the stock purchase rights of three months.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or the rights granted under the employee stock purchase plan.

        For purposes of pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The Company's pro forma information follows:

                                                                          JANUARY 31,
                                                                      1996           1997
                                                                   ----------     ----------
Pro forma net income .........................................     $2,147,142     $1,981,174
Pro forma net income per share ...............................     $     0.32     $     0.22
Weighted-average fair value of options granted during the year     $     0.78     $     7.64


Stock Purchase Plan

        In January 1996, the Company's shareholders approved the Employee Stock Purchase Plan (the Purchase Plan) under which 250,000 common shares may be issued to eligible employees. The price of the common shares purchased under the Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. During fiscal 1997, the Company issued a total of 231,900 shares of its common stock under the Purchase Plan.

                                   REMEC, INC.

Changes in Capitalization

        In January 1996, the Company's shareholders approved an increase in the authorized common stock of the Company to 40,000,000 shares, the creation of a new undesignated class of preferred stock consisting of 5,000,000 shares and a 1-for-2 reverse split of the Company's common stock. Fractional shares resulting from the split were settled in cash. All share, per share and stock option amounts have been restated to reflect retroactively the reverse stock split.

6.   COMMITMENTS

Deferred Savings Plan

        The Company has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to $100 per quarter, per employee, subject to the attainment of certain quarterly profit levels by the Company. Employees vest immediately in their contributions and Company contributions vest over a two year period. The Company has charged to operations contributions of approximately $65,000, $88,000 and $218,000, for the years ended January 31, 1995, 1996 and 1997, respectively.

        Prior to its acquisition in fiscal 1997, the Company's Magnum subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. Magnum made contributions to this plan of $55,000 and $38,000 for fiscal 1995 and 1996, respectively. This plan was merged into the REMEC plan in March 1997.

Leases

        The Company leases office and production facilities under operating leases through 2001. Minimum future obligations under non-cancelable operating leases are as follows:

        YEARS ENDED
        JANUARY 31,

         1998 ..........................     $2,207,000
         1999 ..........................      2,059,000
         2000 ..........................      1,595,000
         2001 ..........................        291,000
         2002 ..........................         30,000
                                             ----------
                                             $6,182,000


         Certain of these lease agreements provide for annual rental adjustments based on changes in the Consumer Price Index.

         Rent expense totaled $1,955,000, $2,196,000 and $2,209,000 in 1995,
1996 and 1997, respectively.

                                   REMEC, INC.

7.   INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            January 31,
                                                       1996             1997
                                                   -----------      -----------
         Deferred tax liabilities:
           Tax over book depreciation ........     $ 1,168,000      $ 1,233,000
           Inventory costs capitalization ....         524,000          265,000
           Other .............................          47,000           47,000
                                                   -----------      -----------
                                                     1,739,000        1,545,000
         Deferred tax assets:
           Inventory and other reserves ......         999,000        1,476,000
           Deferred rent .....................         238,000          108,000
           Accrued expenses ..................       1,183,000        1,076,000
           Other .............................          58,000          213,000
                                                   -----------      -----------
         Total deferred tax assets ...........       2,478,000        2,873,000
                                                   -----------      -----------
         Net deferred tax liabilities (assets)     $  (739,000)     $(1,328,000)
                                                   ===========      ===========



The provision for taxes based on income consists of the following:

                          YEARS ENDED JANUARY 31,
              -------------------------------------------
                 1995            1996             1997
              ----------     -----------      -----------
Current:
  Federal     $  659,000     $ 1,752,000      $ 3,041,000
  State .        260,000         377,000          659,000
Deferred:
  Federal        722,000        (497,000)        (500,000)
  State .        102,000        (133,000)         (89,000)
              ----------     -----------      -----------
              $1,743,000     $ 1,499,000      $ 3,111,000
              ==========     ===========      ===========


A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                            YEARS ENDED JANUARY 31,
                                            1995                      1996                    1997
                                    --------------------      ------------------      ---------------------
                                       AMOUNT          %        AMOUNT         %         AMOUNT           %
Tax at Federal rate ...........     $ 1,478,000       35%     $1,268,000      35%     $ 2,794,000        35%
State income tax net of federal         283,000        6         159,000       4          479,000         6
Other .........................         (18,000)      --          72,000       2         (162,000)       (2)
                                    -----------       --      ----------      --      -----------       ---
                                    $ 1,743,000       41%     $1,499,000      41%     $ 3,111,000        39%
                                    ===========       ==      ==========      ==      ===========       ===

                                   REMEC, INC.

8.   SIGNIFICANT CUSTOMERS AND EXPORT SALES

      The following table summarizes the percentage of sales by customers when sales to such customers exceeded 10% or more of the Company's net sales for the periods indicated:

                                                    YEARS ENDED JANUARY 31,
                                           -------------------------------------
                                           1995              1996           1997
                                           ----              ----           ----
CUSTOMER A ....................             --                --             18%
CUSTOMER B ....................             10%               13%            --
CUSTOMER C ....................             12%               --             --


Export sales were 12%, 16% and 9% of net sales for the years ended January 31, 1995, 1996 and 1997, respectively.

9.   SUBSEQUENT EVENT (UNAUDITED)

Radian Technology, Inc. ("Radian")

      On February 28, 1997, the Company acquired Radian in exchange for 633,349 shares of the Company's common stock. The transaction will be accounted for as a pooling of interests; accordingly, commencing with the first quarter of fiscal 1998, all of the Company's prior period financial statements will be restated as if the transaction took place at the beginning of such periods. During its most recent fiscal year ended December 27, 1996, Radian reported revenues of $9.1 million and net income of $858,000. Assuming that the acquisition of Radian had occurred on February 1, 1994, the Company's pro forma condensed consolidated results of operations would be as follows:

                         PRO FORMA RESULTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 YEARS ENDED JANUARY 31,
                                         ---------------------------------------
                                          1995            1996            1997
                                         -------         -------         -------
Net Sales ......................         $64,604         $71,245         $95,072
Net Income .....................           2,987           2,854           5,728
Net Income per Share ...........         $  0.41         $  0.39         $  0.59

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.


                                         REMEC, INC.


                                         By:      /s/ Ronald E. Ragland
                                                  -----------------------------
                                                  Ronald E. Ragland
                                                  Chairman of the Board and
                                                  Chief Executive Officer


                               POWERS OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald E. Ragland and Thomas A. George, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                         CAPACITY                                 DATE
---------                                         --------                                 ----


/s/ Ronald E. Ragland                        Chairman of the Board and                  April 15, 1997
--------------------------------             Chief Executive Officer
Ronald E. Ragland                            (Principal Executive Officer)


/s/ Errol Ekaireb                            President, Chief Operating                 April 15, 1997
--------------------------------             Officer and Director
Errol Ekaireb


/s/ Jack A. Giles                            Executive Vice President,                  April 15, 1997
--------------------------------             President of REMEC Microwave
Jack A. Giles                                Division and Director


/s/ Denny Morgan                             Director, Senior Vice President            April 15, 1997
--------------------------------             and Chief Engineer
Denny Morgan


/s/ Joseph T. Lee                            Executive Vice President and               April 15, 1997
--------------------------------             Director
Joseph T. Lee


/s/ Thomas A. George                         Chief Financial Officer, Senior            April 15, 1997
--------------------------------             Vice President and Secretary
Thomas A. George                             (Principal Financial and
                                             Accounting Officer)


/s/ Andre R. Horn                            Director                                   April 15, 1997
--------------------------------
Andre R. Horn


/s/ Gary L. Luick                            Director                                   April 15, 1997
--------------------------------
Gary L. Luick


/s/ Jeffrey M. Nash                          Director                                   April 15, 1997
--------------------------------
Jeffrey M. Nash


/s/ Thomas A. Corcoran                       Director                                   April 15, 1997
--------------------------------
Thomas A. Corcoran


/s/ William H. Gibbs                         Director                                   April 15, 1997
--------------------------------
William H. Gibbs

                                                                     SCHEDULE II
                                   REMEC, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                            BALANCE AT        CHARGED TO                             BALANCE
                                           BEGINNING OF        COSTS AND                             AT END
        CONTRACT LOSS RESERVE                 PERIOD            PERIOD          DEDUCTIONS          OF PERIOD
        ---------------------               ----------        ----------       -----------         ----------
Year ended January 31, 1995...........      $3,250,000        $  455,000       $(1,799,000)        $1,906,000
Year ended January 31, 1996...........       1,906,000         2,139,000        (2,675,000)         1,370,000
Year ended January 31, 1997...........       1,370,000           821,991          (620,000)         1,571,991

                                   REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1997


                                  EXHIBIT INDEX


                                                                                                          Sequentially
Exhibit No.       Description                                                                           Numbered Pages
-----------       -----------                                                                           --------------
  2.1 (1)         Agreement and Plan of Reorganization and Merger between Magnum
                  Microwave Corporation, the Registrant and REMEC Acquisition
                  Corporation
  2.2 (2)         Stock Purchase Agreement dated March 31, 1996 between
                  STM Wireless, Inc., a Delaware Corporation, and the Registrant
  3.1 (3)         Restated Articles of Incorporation
  3.2 (3)         By-Laws, as amended
 10.1 (3)         Equity Incentive Plan
 10.2 (3)         Employee Stock Purchase Plan
 10.3 (3)         Form of Indemnification Agreements between Registrant and its officers and directors
 10.4 (3)         Credit Agreement between the Registrant and The Bank of California, N.A., dated June 17, 1993, as amended
+ 10.5 (3)        Manufacturing Agreement Terms and Conditions dated August 10, 1995 between the Registrant and P-COM, Inc.
 10.6 (3)         Standard Industrial Lease between the Registrant and Transcontinental
                  Realty Investors, Inc., dated February 1, 1990, as amended
 10.7 (3)         Standard Industrial Lease between the Registrant and Chesapeake
                  Business Park 1983, dated December 13, 1988, as amended
 10.8 (1)         Form of Employment and Non-Competition Agreement with Joseph Lee
                  (attached as Exhibit 1 to Agreement and Plan of Reorganization and
                  Merger filed as Exhibit 2.1)
 10.9 (4)         1996 Nonemployee Directors Stock Option Plan
 10.10(6)         Employment and Non-Competition Agreement between Jim Mongillo and the Registrant
 11.1 (6)         Statement Re: Computation of per Share Data
 21.1 (5)         Subsidiaries of the Registrant
 24.1 (6)         Power of Attorney (included on Page S-1 of this Annual Report on Form 10-K)

----------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-05343) filed on July 30, 1996 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Form 8-K filed on May 3, 1996 and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-80381) filed on February 1, 1996 and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-16687) filed on November 25, 1996 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-18325) filed on December 20, 1996.

(6) Filed with this Annual Report on Form 10-K.

+   Confidential treatment granted