Form 10-K/A
period 1997-01-31
REMEC INC
filed 1997-06-16
CIK 769874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                  FORM 10-K/A
                               (Amendment No. 1)

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the fiscal year ended January 31, 1997
                                                            or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ______________________________ to _______________________________

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

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety (90) days:  Yes  X      No
                                                        ---        ---

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

The number of outstanding shares of Registrant's Common Stock as of April 8, 1997 was 12,301,266.

                             LIST OF ITEMS AMENDED


                          ITEM                                                       PAGE
                          ----                                                       ----
PART II

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .   9


PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . .   9




                               TEXT OF AMENDMENT


         Each of the above-listed Items is hereby amended by deleting the Item in its entirety appearing in the Form 10-K of REMEC, Inc. (the "Company" or "REMEC") filed with the Securities and Exchange Commission on April 17, 1997 (the "Initial Filing"), and replacing each such Item with the corresponding Item that appears in this Amendment to Annual Report on Form 10-K (the "Amendment"). The purpose of this Amendment is to restate the Consolidated Financial Statements of REMEC to reflect its acquisition of Radian Technology, Inc. ("Radian") that was completed on February 28, 1997 and accounted for by REMEC as a pooling of interests.

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA

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

                       SELECTED HISTORICAL FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED JANUARY 31,
                                   ---------------------------------------------------
                                    1993       1994       1995       1996       1997
                                   -------    -------    -------    -------    -------

STATEMENT OF OPERATIONS DATA:
Net sales.......................   $48,204    $51,949    $64,604    $71,245    $95,072
Cost of sales...................    34,216     37,102     47,911     53,194     69,971
                                   -------    -------    -------    -------    -------
  Gross profit..................    13,988     14,847     16,693     18,051     25,101
Operating expenses:
  Selling, general and
    administrative..............     7,126      7,915      9,944     10,359     12,831
  Research and development......     1,322      1,022      1,348      2,786      3,182
                                   -------    -------    -------    -------    -------
         Total operating
           expenses.............     8,448      8,937     11,292     13,145     16,013
                                   -------    -------    -------    -------    -------
Income from operations..........     5,540      5,910      5,401      4,906      9,088
Interest (income) expense and
  other.........................       112         55        335         43       (365)
                                   -------    -------    -------    -------    -------
Income before provision for
  income taxes..................     5,428      5,855      5,066      4,863      9,453
Provision for income taxes......     1,659      1,893      2,079      2,009      3,725
                                   -------    -------    -------    -------    -------
Income before extraordinary
  item..........................     3,769      3,962      2,987      2,854      5,728
Extraordinary item..............       167         --         --         --         --
                                   -------    -------    -------    -------    -------
Net income......................   $ 3,936    $ 3,962    $ 2,987    $ 2,854    $ 5,728
                                   =======    =======    =======    =======    =======
Net income per share............   $   .43    $   .53    $   .41    $   .39    $   .59
                                   =======    =======    =======    =======    =======
Shares used in per share
  calculations..................     9,055      7,478      7,293      7,265      9,680
                                   =======    =======    =======    =======    =======


                                                            AT JANUARY 31,
                                     ------------------------------------------------------------
                                      1993         1994         1995         1996          1997
                                     -------      -------      -------      -------      --------
BALANCE SHEET DATA:
Cash and cash equivalents.........   $ 3,363      $ 3,678      $ 2,139      $ 1,872      $ 63,078
Working capital...................    10,497       14,072       13,007       13,207        81,574
Total assets......................    23,421       32,789       31,682       36,782       112,066
Long-term debt....................     1,358          839        1,217        1,900            --
Total shareholders' equity........    13,828       17,810       19,820       21,899        98,566

                                                                         JANUARY 31,   JANUARY 31,
                                                                            1996          1997
                                                                         -----------   -----------
BACKLOG(1):
Commercial..............................................................    $ 45,134     $ 67,614
Defense.................................................................      48,037       70,640
                                                                            --------     --------
          Total.........................................................    $ 93,171     $138,254
                                                                            ========     ========

---------------
(1) Backlog is not necessarily indicative of future sales and is generally subject to cancellation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REMEC commenced operations in 1983 and has become a leader in the design and manufacture of MFMs for the defense industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems ("RFM"), Magnum Microwave ("Magnum") and Radian Technology, Inc. ("Radian").

     All revenue and related costs of sales are recognized when products are shipped or engineering services are performed. In fiscal 1996 and 1997, sales to REMEC's top ten customers accounted for approximately 60% and 62%, respectively, of total net sales; sales to REMEC's top three customers accounted for approximately 30% and 31%, respectively, of total net sales; and sales to the top customer accounted for 11% and 16%, respectively, of total net sales. REMEC recorded revenue of approximately $11.0 million (15%) and $27.9 million (32%) for fiscal 1996 and 1997 to the commercial wireless telecommunications market. Prior to fiscal 1996, such revenues were not significant. REMEC expects sales to the commercial telecommunications market to represent an increasing percentage of revenue in the near future because of its backlog and REMEC's strategy to increase its presence in the commercial wireless telecommunications market. As of January 31, 1997, REMEC had an order backlog of $138.3 million, with $67.6 million representing commercial wireless telecommunications orders. REMEC's international sales as a percentage of net sales for fiscal 1996 and 1997 were 14% and 9%, respectively. The international sales percentages do not include products sold to foreign end users by REMEC's domestic OEM customers.

     REMEC's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical REMEC funded research and development expenses have been minimal. As REMEC's commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. REMEC expects this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

     Effective January 31, 1994, REMEC acquired all the outstanding stock of Humphrey in a transaction that was accounted for as a purchase. Humphrey designs and manufactures precision instruments for guidance, control and measurement systems used in defense and commercial applications. Effective April 30, 1996, REMEC acquired all of the outstanding common stock of RFM and various VSAT (very small aperture terminals) microwave design and manufacturing resources from STM in a transaction that was accounted for as a purchase. RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services. The consolidated statements of income and cash flows for all periods subsequent to April 30, 1996 include RFM's operating results from April 30, 1996.

     On August 26, 1996, REMEC acquired all of the outstanding common stock of Magnum in a transaction that was accounted for as a pooling of interests. Magnum is a leading supplier of oscillators and mixers. On February 28, 1997, REMEC acquired all of the outstanding common stock of Radian, in a transaction that was accounted for as a pooling of interests. Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. All accompanying historical financial statement information has been restated to include Magnum's and Radian's operations and assets and liabilities.

     In March 1997, REMEC acquired Verified Technical Corporation ("Veritek"), a producer of high quality surface mount manufacturing assemblies in a transaction accounted for as a purchase. Since Veritek was acquired after the 1997 fiscal year end (and accounted for as a purchase), the consolidated results of operations of REMEC presented herein do not include the operations of Veritek.

     In April 1997, REMEC reached a definitive agreement to acquire C&S Hybrid through a merger of C&S Hybrid into a newly formed subsidiary of REMEC. C&S Hybrid designs, manufactures and markets transmitter and receiver hardware assemblies that are integrated by C&S Hybrid's customers into terrestrial-based point-to-point microwave radios primarily for use in commercial applications. The C&S Hybrid Shareholders are expected to receive approximately 860,000 shares of REMEC's Common Stock in the acquisition. Completion of the acquisition is subject to satisfaction of customary conditions and, if completed, will be treated as a pooling of interests.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                      FISCAL YEARS
                                                 ----------------------
                                                 1995     1996     1997
                                                 ----     ----     ----
Net sales......................................  100%     100%     100%
  Cost of goods sold...........................   74       75       74
                                                 ---      ---      ---
     Gross profit..............................   26       25       26
Operating expenses:
  Selling, general & administrative............   16       15       14
  Research and development.....................    2        4        3
                                                 ---      ---      ---
     Total operating expenses..................   18       19       17
                                                 ---      ---      ---
Income from operations.........................    8        6        9
Interest (income) expense and other............    1       --       (1)
                                                 ---      ---      ---
Income before income taxes.....................    7        6       10
Provision for income taxes.....................    3        3        4
                                                 ---      ---      ---
Net income.....................................    4%       3%       6%
                                                 ===      ===      ===

FISCAL YEAR ENDED JANUARY 31, 1997 VS. FISCAL YEAR ENDED JANUARY 31, 1996

     Net Sales. Net sales increased 33% from $71.2 million during fiscal 1996 to $95.1 million for fiscal 1997. The increase in net sales is attributable to sales increases at all of REMEC's operating subsidiaries, including $4.8 million of net sales of RFM from the effective date of the acquisition. Defense sales increased from $60.2 million for fiscal 1996, to $65.1 million for fiscal 1997, an 8% increase. Commercial sales increased from $11.0 million in fiscal 1996 to $30.0 million in fiscal 1997, a 172% increase. The increase in defense net sales is attributable to increased bookings during fiscal 1997 and increased shipments on production contracts for existing programs and customers. Results for fiscal 1996 include $2.4 million of non-recurring revenue, $0.9 million of gross profit and $0.3 million of selling, general and administrative expenses associated with the settlement of a termination claim for a large defense contract. Sales to commercial wireless customers were almost entirely attributable to the production of microwave front-ends and VSAT equipment for P-COM and STM, respectively.

     Gross Profit. Gross profit increased 39% from $18.1 million for fiscal 1996 to $25.1 million for fiscal 1997. Gross margin increased from 25% in fiscal 1996 to 26% in fiscal 1997. Gross margins for defense were 25% in fiscal 1996 and 27% in fiscal 1997. The improved defense gross margins in fiscal 1997 is primarily attributable to the increased sales volume in fiscal 1997 resulting in lower unit costs through improved overhead absorption. Commercial gross margins were 25% for both fiscal 1996 and fiscal 1997. The constant commercial margins are attributable to additional costs associated with the start up of production of products for STM Wireless being offset by improvements in overhead absorption attributable to the increased sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 24% from $10.4 million during fiscal 1996 to $12.8 million for fiscal 1997. This increase is primarily attributable to additional SG&A costs associated with the Wireless and RFM operations, neither of which were significant contributors to prior year SG&A costs. Wireless was operating at start-up levels during fiscal 1996, while RFM was not included in prior year results as it was not acquired until the second quarter of fiscal 1997. In addition, SG&A expenses for fiscal 1997 increased due to $424,000 of non-recurring acquisition costs associated with the Magnum merger. SG&A declined as a percentage of net sales from 15% for fiscal 1996 to 13% for fiscal 1997, due to increased sales volume. REMEC expects SG&A expenses to increase in absolute dollars in the future as it pursues opportunities in the commercial wireless telecommunications market.

     Research and Development Expenses. Research and development expenses increased from $2.8 million for fiscal 1996 to $3.2 million for fiscal 1997. This increase resulted primarily from commercial wireless telecommunications research and development expenses totaling $1.5 million during fiscal 1997 versus $937,000 for the comparable fiscal 1996 period. This increase is a result of the start-up of the commercial wireless business.

     Interest (Income) Expense and Other. Interest expense was $43,000 for fiscal 1996 as compared to interest income of $366,000 for fiscal 1997. The change is primarily attributable to the increased level of cash on hand as a result of the funds generated from REMEC's initial public offering which was consummated in February 1996.

     Provision for Income Taxes. REMEC's effective income tax rate declined from 41% for fiscal 1996 to 39% for fiscal 1997. The decrease reflects the benefit of available tax credits on certain capital expenditures.

FISCAL YEAR ENDED JANUARY 31, 1996 VS. FISCAL YEAR ENDED JANUARY 31, 1995

     Net Sales. Net sales increased 10% from $64.6 million in fiscal year ended January 31, 1995 to $71.2 million in fiscal year ended January 31, 1996. Defense sales increased from $57.8 million in fiscal 1995 to $60.2 million in fiscal 1996, a 4% increase. Commercial sales increased from $6.8 million in fiscal 1995 to $11.0 million in fiscal 1996, a 62% increase.

     Gross Profit. Gross profit increased 8% from $16.7 million for fiscal 1995 to $18.1 million for fiscal 1996. Gross margin declined from 26% in fiscal 1995 to 25% in fiscal 1996. Gross margins for commercial were 40% in fiscal 1995 versus 25% in fiscal 1996. Commercial gross margins were affected by start-up costs associated with the Company's new wireless operation and the P-COM contract. Gross margins for defense were 24% in fiscal 1995 versus 25% in fiscal 1996. The improved defense gross margins in fiscal 1996 are primarily attributable to the increased sales volume in fiscal 1996 resulting in lower unit costs through improved overhead absorption.

     Selling, General and Administrative Expenses. SG&A expenses increased 4% from $9.9 million during fiscal 1995 to $10.4 million for fiscal 1996. These expenses as a percentage of net sales remained constant at 15% for fiscal 1995 and fiscal 1996.

     Research and Development Expenses. Research and development expenses increased from $1.4 million for fiscal 1995 to $2.8 million for fiscal 1996. This increase resulted primarily from commercial wireless telecommunications research and development expenses.

     Interest (Income) Expense and Other. Interest expense decreased from $335,000 for fiscal 1995 to $43,000 for fiscal 1996. The decrease is attributable to continued reductions in average bank borrowings as REMEC reduced the debt attributable to the Humphrey acquisition.

     Provision for Income Taxes. REMEC's effective income tax rate was 41% in fiscal 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1997, REMEC had $63.1 million of cash and cash equivalents and $81.6 million of working capital. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. As of January 31, 1997, there were no borrowings outstanding under REMEC's credit facilities. During fiscal 1997, REMEC's net cash provided by operations was approximately $1.3 million. The fiscal year 1997 net cash provided by operations primarily consisted of approximately $8.5 million of net income and depreciation and amortization expenses offsetting increases in accounts receivable and inventories of $4.7 million and $1.9 million, respectively. The increase in accounts receivable and inventories during fiscal 1997 resulted from REMEC's increased level of sales.

     Investing activities utilized $9.1 million in cash during fiscal 1997, primarily a result of the $4.0 million cash acquisition of RFM and $6.5 million of capital expenditures offset by approximately $1.5 million in sales of short-term investments. The bulk of the fiscal 1997 capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's public offerings completed in February 1996 and January 1997. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements.

     In February 1996, REMEC completed an initial public offering in which it sold a total of approximately 2.3 million shares of Common Stock at $8.00 per share. The net proceeds from the offering after deducting underwriting commissions and expenses totaled $15.6 million. In January 1997, REMEC sold approximately 2.4 million shares of Common Stock at $23.00 per share in a public offering. The net proceeds from the offering after deducting underwriting commissions and expenses totaled $52.0 million. REMEC also realized proceeds of approximately $3.2 million from additional issuances of stock primarily attributable to REMEC's Employee Stock Purchase Plan and a private equity placement by REMEC's Magnum subsidiary completed prior to its merger in August 1996. In addition to the funds invested in connection with the acquisition of RFM, an additional $2.4 million of the initial public offering proceeds were utilized to pay down certain bank obligations, including $526,000 of obligations assumed in the acquisition of RFM.

     REMEC's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of REMEC's research and development efforts, expansion of REMEC's marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources and the proceeds from its public offerings will be adequate to fund its operations for at least twelve months.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is included as a separate section following
Item 14 of this Amendment to Annual Report on Form 10-K.


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

        (a)    1.  Financial Statements

                       Report of Independent Auditors

                       Consolidated Balance Sheets at January 31, 1996 and 1997

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

               3.  Exhibits

               Exhibit No.                  Description
               -----------                  -----------
                    2.1(1)    Agreement and Plan of Reorganization and Merger between Magnum Microwave
                              Corporation, the Registrant and REMEC Acquisition Corporation
                    2.2(2)    Stock Purchase Agreement dated March 31, 1996 between STM Wireless, Inc., a
                              Delaware Corporation, and the Registrant
                    3.1(3)    Restated Articles of Incorporation
                    3.2(3)    By-Laws, as amended
                   10.1(3)    Equity Incentive Plan
                   10.2(3)    Employee Stock Purchase Plan
                   10.3(3)    Form of Indemnification Agreements between Registrant and its officers and directors


 Exhibit No.                  Description
 -----------                  -----------
  10.4(3)   Credit Agreement between the Registrant and The Bank of California, N.A., dated
            June 17, 1993, as amended
+ 10.5(3)   Manufacturing Agreement Terms and Conditions dated August 10, 1995 between the
            Registrant and P-COM, Inc.
  10.6(3)   Standard Industrial Lease between the Registrant and Transcontinental Realty
            Investors, Inc., dated February 1, 1990, as amended.
  10.7(3)   Standard Industrial Lease between the Registrant and Chesapeake Business Park
            1983, dated December 13, 1988, as amended.
  10.8(1)   Form of Employment and Non-Competition Agreement with Joseph Lee (attached as
            Exhibit 1 to Agreement and Plan of Reorganization and Merger filed as Exhibit
            2.1)
  10.9(4)   1996 Nonemployee Directors Stock Option Plan
  10.10(6)  Employment and Non-Competition Agreement between Jim Mongillo and the
            Registrant
  11.1(7)   Statement Re: Computation of per Share Data
  21.1(5)   Subsidiaries of the Registrant
  23.1(7)   Consent of Ernst & Young LLP, Independent Auditors
  24.1(6)   Power of Attorney (included on Page S-1 of the Initial Filing of the Annual
            Report on Form 10-K)

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

(6)      Filed with the Initial Filing of the Annual Report on Form 10-K.

(7)      Filed with this Amendment to Annual Report on Form 10-K.

+        Confidential treatment granted


         (b)  Report on Form 8-K

         There were no reports on Form 8-K filed in the fourth quarter of fiscal 1997.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
REMEC, INC.
Report of Ernst & Young LLP, Independent Auditors.....................................   F-2
Consolidated Balance Sheets at January 31, 1996 and 1997..............................   F-3
Consolidated Statements of Income for the years ended January 31, 1995, 1996
  and 1997............................................................................   F-4
Consolidated Statements of Shareholders' Equity as of January 31, 1995, 1996
  and 1997............................................................................   F-5
Consolidated Statements of Cash Flows for the years ended January 31, 1995, 1996
  and 1997............................................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

     We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Radian Technology, Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 8% in 1996 and 3% in 1997, and total revenues constituting 11% in 1995, 13% in 1996, and 10% in 1997 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Radian Technology, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

                                          --------------------------------------
                                          ERNST & YOUNG LLP

San Diego, California
February 24, 1997
except for the first paragraph of Note 2, as to which the date is February 28, 1997

                                  REMEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JANUARY 31,
                                                        --------------------------
                                                           1996           1997
                                                        -----------   ------------

                                             ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 1,871,923   $ 63,078,177
  Short-term investments..............................    1,482,548             --
  Accounts receivable, net............................    6,716,361     12,533,473
  Inventories, net....................................   12,695,656     14,927,908
  Deferred income taxes...............................    1,752,314      2,567,527
  Prepaid expenses and other current assets...........      263,984        525,702
                                                         ----------    -----------
          Total current assets........................   24,782,786     93,632,787
Property, plant and equipment, net....................    9,579,660     13,761,284
Deferred offering costs...............................    1,108,424             --
Intangible and other assets...........................    1,311,032      4,672,409
                                                         ----------    -----------
                                                        $36,781,902   $112,066,480
                                                         ==========    ===========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $ 3,791,864   $  3,743,304
  Accrued salaries, benefits and related taxes........    4,358,529      3,943,017
  Income taxes payable................................    1,302,543      2,245,466
  Accrued expenses....................................    1,600,657      2,127,092
  Current portion of notes payable....................      522,491             --
                                                         ----------    -----------
          Total current liabilities...................   11,576,084     12,058,879
Deferred rent.........................................      443,164        262,432
Deferred income taxes.................................      964,000      1,179,353
Bank revolving term loan and line-of-credit, less
  current portion.....................................    1,900,000             --
Commitments
Shareholders' equity:
  Convertible preferred shares -- $.01 par value,
     718,607 shares authorized, issued and outstanding
     at January 31, 1996; aggregate liquidation
     preference of $6,000,000.........................        7,186             --
  Common shares -- $.01 par value, 40,000,000 shares
     authorized; issued and outstanding
     shares -- 5,987,845 and 12,131,982 at January 31,
     1996 and 1997, respectively......................       59,879        121,320
  Paid-in capital.....................................   12,230,565     83,250,684
  Retained earnings...................................    9,601,024     15,193,812
                                                         ----------    -----------
          Total shareholders' equity..................   21,898,654     98,565,816
                                                         ----------    -----------
                                                        $36,781,902   $112,066,480
                                                         ==========    ===========

                            See accompanying notes.

                                  REMEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                          YEARS ENDED JANUARY 31,
                                  ---------------------------------------
                                     1995          1996          1997
                                  -----------   -----------   -----------

Net sales.......................  $64,604,488   $71,244,707   $95,071,802
Cost of sales...................   47,911,630    53,193,697    69,971,100
                                  -----------   -----------   -----------
  Gross profit..................   16,692,858    18,051,010    25,100,702
Operating expenses:
  Selling, general and
     administrative.............    9,944,421    10,359,199    12,830,753
  Research and development......    1,347,280     2,785,322     3,182,449
                                  -----------   -----------   -----------
Total operating expenses........   11,291,701    13,144,521    16,013,202
                                  -----------   -----------   -----------
  Income from operations........    5,401,157     4,906,489     9,087,500
Interest (income) expense and
  other.........................      335,335        43,286      (365,664)
                                  -----------   -----------   -----------
  Income before provision for
     income taxes...............    5,065,822     4,863,203     9,453,164
Provision for income taxes......    2,079,169     2,009,093     3,725,104
                                  -----------   -----------   -----------
  Net income....................  $ 2,986,653   $ 2,854,110   $ 5,728,060
                                  ===========   ===========   ===========
Net income per share............  $       .41   $       .39   $       .59
                                  ===========   ===========   ===========
Shares used in per share
  calculations..................    7,293,203     7,265,400     9,679,636
                                  ===========   ===========   ===========

                            See accompanying notes.

                                  REMEC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          CONVERTIBLE
                                        PREFERRED SHARES        COMMON SHARES
                                       ------------------   ---------------------     PAID-IN      RETAINED
                                        SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL      EARNINGS        TOTAL
                                       --------   -------   ----------   --------   -----------   -----------   ------------
Balance at January 31, 1994..........   718,607   $ 7,186    6,355,404   $ 63,555   $13,869,176   $ 3,869,850   $ 17,809,767
  Issuance of common shares upon
    exercise of stock options........        --        --        6,262         62         7,048            --          7,110
  Repurchase of common shares........        --        --     (207,594)    (2,076)     (926,278)           --       (928,354)
  Cash dividends.....................        --        --           --         --            --       (54,789)       (54,789)
  Net income.........................        --        --           --         --            --     2,986,653      2,986,653
                                        -------   -------   ----------   --------   -----------   -----------   ------------
Balance at January 31, 1995..........   718,607     7,186    6,154,072     61,541    12,949,946     6,801,714     19,820,387
  Issuance of common shares upon
    exercise of stock options........        --        --       18,910        189        67,271            --         67,460
  Repurchase of common shares........        --        --     (185,137)    (1,851)     (786,652)           --       (788,503)
  Cash dividends.....................        --        --           --         --            --       (54,800)       (54,800)
  Net income.........................        --        --           --         --            --     2,854,110      2,854,110
                                        -------   -------   ----------   --------   -----------   -----------   ------------
Balance at January 31, 1996..........   718,607     7,186    5,987,845     59,879    12,230,565     9,601,024     21,898,654
  Issuance of common shares in
    initial public offering..........        --        --    2,264,893     22,649    15,626,560            --     15,649,209
  Conversion of preferred shares.....  (718,607)   (7,186)   1,077,909     10,779        (3,593)           --             --
  Issuance of common shares for
    cash.............................        --        --      131,837      1,318     1,479,257            --      1,480,575
  Issuance of common shares under
    employee stock purchase plan.....        --        --      231,900      2,319     1,671,797            --      1,674,116
  Issuance of common shares upon
    exercise of stock options........        --        --       25,098        251        88,949            --         89,200
  Income tax benefits related to
    employee stock purchase plan and
    stock options exercised..........        --        --           --         --       209,399            --        209,399
  Issuance of common shares in stock
    offering.........................        --        --    2,412,500     24,125    51,947,750            --     51,971,875
  Net income.........................        --        --           --         --            --     5,728,060      5,728,060
  Elimination of Magnum activity for
    the duplicated two months ended
    March 31, 1996...................        --        --           --         --            --      (135,272)      (135,272)
                                        -------   -------   ----------   --------   -----------   -----------   ------------
Balance at January 31, 1997..........        --   $    --   12,131,982   $121,320   $83,250,684   $15,193,812   $ 98,565,816
                                        =======   =======   ==========   ========   ===========   ===========   ============

                            See accompanying notes.

                                  REMEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED JANUARY 31,
                                                    -----------------------------------------
                                                        1995           1996          1997
                                                    ------------   ------------   -----------

Operating activities:
Net income........................................  $  2,986,653   $  2,854,110   $ 5,728,060
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................     2,065,450      2,125,208     2,804,190
    Deferred income taxes.........................       801,099       (597,470)     (599,860)
    Changes in operating assets and liabilities:
      Accounts receivable.........................      (455,466)      (132,998)   (4,746,975)
      Inventories.................................       234,133     (1,472,428)   (1,872,921)
      Prepaid expenses and other current assets...        (4,075)        36,894      (222,912)
      Accounts payable............................       234,873      1,236,307      (646,663)
      Accrued expenses, income taxes payable and
         deferred rent............................      (420,897)       863,751       877,643
                                                    ------------   ------------   -----------
         Net cash provided (used) by operating
           activities.............................     5,441,770      4,913,374     1,320,562
Investing activities:
  Additions to property, plant and equipment......    (1,580,237)    (4,062,334)   (6,539,801)
  Payment for purchase of RF Microsystems, net of
    $60,337 cash acquired.........................            --             --    (4,011,735)
  Payment for purchase of Veritek, net of $42,473
    cash acquired.................................            --             --            --
  Purchase of short-term investments..............    (1,454,598)      (981,607)           --
  Sale of short-term investments..................            --        953,657     1,482,548
  Other assets....................................       (22,053)            --       (36,108)
                                                    ------------   ------------   -----------
         Net cash used by investing activities....    (3,056,888)    (4,090,284)   (9,105,096)
Financing activities:
  Proceeds from bank revolving term loan,
    line-of-credit and long-term debt.............    11,102,000     14,600,000            --
  Repayments on bank revolving term loan,
    line-of-credit and long-term debt.............   (14,049,883)   (13,806,006)   (2,949,052)
  Repurchase of common stock......................      (928,354)      (788,503)           --
  Proceeds from issuance of common stock..........         7,110         67,460    70,864,975
  Change in deferred offering costs...............            --     (1,108,424)    1,108,424
  Cash dividends..................................       (54,789)       (54,800)           --
                                                    ------------   ------------   -----------
         Net cash provided (used) by financing
           activities.............................    (3,923,916)    (1,090,273)   69,024,347
                                                    ------------   ------------   -----------
Increase (decrease) in cash and cash
  equivalents.....................................    (1,539,034)      (267,183)   61,239,813
Cash and cash equivalents at beginning of year....     3,678,140      2,139,106     1,871,923
Elimination of Magnum's net cash activities for
  the duplicated two months ended March 31,
  1996............................................            --             --       (33,559)
                                                    ------------   ------------   -----------
Cash and cash equivalents at end of year..........  $  2,139,106   $  1,871,923   $63,078,177
                                                    ============   ============   ===========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest......................................  $    485,264   $    188,087   $    27,047
                                                    ============   ============   ===========
    Income taxes..................................  $  1,601,434   $  2,256,777   $ 2,413,850
                                                    ============   ============   ===========

                            See accompanying notes.

                                  REMEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Business

     REMEC, Inc. (the "Company") was incorporated in the State of California in January 1983. The Company is engaged in a single business segment consisting of the research, design, development and manufacture of microwave and radio frequency (RF) components and subsystems and precision instruments for control and measurement systems. Prior to fiscal 1996, substantially all of the Company's sales have been to prime contractors, to various agencies of the U.S. Department of Defense and to foreign governments. In May 1995, the Company incorporated REMEC Wireless, Inc. (a wholly owned subsidiary) to research, design, develop and manufacture products based on microwave technologies for commercial customers. In fiscal 1997, the Company acquired Magnum Microwave Corporation, a manufacturer of microwave components and subsystems, and RF Microsystems, Inc., a satellite communications engineering company. In fiscal 1998, the Company acquired Radian Technology, Inc., a manufacturer of microwave components.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Humphrey, Inc., REMEC Wireless, Inc., RF Microsystems, Inc., Magnum Microwave Corporation and Radian Technology, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

  Inventory

     Inventories are stated at the lower of average cost or market. In accordance with industry practice, the Company has adopted a policy of capitalizing general and administrative costs as a component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

                                  REMEC, INC.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Adoption of Statement No. 121 on February 1, 1996 did not have a significant impact on the Company's financial position or results of operations.

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

  Net Income Per Share

     Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering ("IPO") (See
Note 5) have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the number of shares used in computing net income per share also includes convertible preferred stock, which converted into 1,077,909 common shares upon the closing of the initial public offering, as if they were converted into common shares as of their original dates of issuance. The calculation of net income per share reflects the historical information for REMEC, Magnum and Radian after adjusting the Magnum and Radian information to reflect the conversion of Magnum and Radian common

                                  REMEC, INC.

shares into REMEC shares as stipulated in the acquisition agreement between REMEC, Magnum and Radian. (See Note 2.)

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary EPS with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including REMEC, Inc., will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

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

2. ACQUISITIONS

  Radian Technology, Inc. ("Radian")

     On February 28, 1997, the Company issued 633,349 shares of its common stock in exchange for all of the outstanding shares of common stock of Radian, a manufacturer of microwave components and subsystems. The acquisition of Radian was accounted for as a pooling of interests. Therefore, the Company's consolidated financial statements for all periods prior to the acquisition of Radian have been restated to include the financial position, results of operations, and cash flows of Radian.

     Prior to the combination Radian's fiscal year ended on Friday closest to December 31. In recording the business combination, Radian's financial statements for the fiscal years ended December 30, 1994, December 29, 1995 and December 27, 1996 were combined with REMEC's for the fiscal years ended January 31, 1995, 1996 and 1997, respectively. Radian's net sales and net loss for the one month period ended January 31, 1997 were $299,000 and $10,000, respectively.

                                  REMEC, INC.

  Magnum Microwave Corporation ("Magnum")

     On August 26, 1996, the Company issued 1,074,933 shares of its common stock in exchange for all of the outstanding shares of common stock of Magnum, a manufacturer of microwave components and subsystems. Immediately prior to the acquisition, Magnum issued 131,458 equivalent shares of stock for cash of approximately $1,500,000. The acquisition of Magnum was accounted for as a pooling of interests. Therefore, the Company's consolidated financial statements for all periods prior to the acquisition of Magnum have been restated to include the financial position, results of operations, and cash flows of Magnum.

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

     Net sales and net income reported by REMEC, Magnum and Radian for periods prior to the acquisitions are as follows:

                                                            YEARS ENDED JANUARY 31,
                                                  -------------------------------------------
                                                     1995            1996            1997
                                                  -----------     -----------     -----------
    Net Sales:
      REMEC.....................................  $46,246,959     $52,784,385     $74,643,897
      Magnum....................................   11,306,499       9,360,322      11,300,351
                                                  -----------     -----------     -----------
              Total previously reported.........   57,553,458      62,144,707      85,944,248
      Radian....................................    7,051,030       9,100,000       9,127,554
                                                  -----------     -----------     -----------
              Total.............................  $64,604,488     $71,244,707     $95,071,802
                                                  ===========     ===========     ===========
    Net Income:
      REMEC.....................................  $ 1,427,925     $ 1,480,744     $ 3,765,120
      Magnum....................................    1,104,004         675,650       1,105,188
                                                  -----------     -----------     -----------
              Total previously reported.........    2,531,929       2,156,394       4,870,308
      Radian....................................      454,724         697,716         857,752
                                                  -----------     -----------     -----------
              Total.............................  $ 2,986,653     $ 2,854,110     $ 5,728,060
                                                  ===========     ===========     ===========

                                  REMEC, INC.

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

     A summary of the RFM acquisition costs and an allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

    Total acquisition cost:
      Cash paid.............................................................  $ 3,933,000
      Payment of acquisition related expenses...............................      133,000
                                                                              -----------
                                                                              $ 4,066,000
                                                                              ===========
    Allocated as follows:
      Current assets........................................................  $ 1,622,000
      Machinery and equipment...............................................      320,000
      Acquired intangibles..................................................    3,559,000
      Liabilities assumed...................................................   (1,435,000)
                                                                              -----------
                                                                              $ 4,066,000
                                                                              ===========

     Assuming that the acquisition of RFM had occurred on the first day of the Company's fiscal year-ended January 31, 1996, pro forma condensed consolidated results of operations would be as follows:

                        PRO FORMA RESULTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           YEAR ENDED
                                                                           JANUARY 31,
                                                                       -------------------
                                                                        1996        1997
                                                                       -------     -------
    Net Sales........................................................  $79,316     $97,037
    Net Income.......................................................    2,639       5,687
    Net Income Per Share.............................................  $   .36     $   .58

                                  REMEC, INC.

3. FINANCIAL STATEMENT DETAILS

  Inventories

     Inventories consist of the following:

                                                                        JANUARY 31,
                                                                ---------------------------
                                                                   1996            1997
                                                                -----------     -----------
    Raw materials.............................................  $ 8,080,444     $ 8,426,423
    Work in progress..........................................    8,925,272       8,873,984
                                                                -----------     -----------
                                                                 17,005,716      17,300,407
    Less unliquidated progress payments.......................   (4,310,060)     (2,372,499)
                                                                -----------     -----------
                                                                $12,695,656     $14,927,908
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

  Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                                       JANUARY 31,
                                                              -----------------------------
                                                                  1996             1997
                                                              ------------     ------------
    Land, building and improvements.........................  $  1,412,895     $  1,440,001
    Machinery and equipment.................................    25,722,484       31,611,403
    Furniture and fixtures..................................     1,215,859        1,195,296
    Leasehold improvements..................................     1,726,344        2,288,980
                                                              ------------     ------------
                                                                30,077,582       36,535,680
    Less accumulated depreciation and amortization..........   (20,497,922)     (22,774,396)
                                                              ------------     ------------
                                                              $  9,579,660     $ 13,761,284
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

     The Company also has a $8,000,000 term credit facility with the bank which is available until July 1, 1998. Outstanding borrowings at July 1, 1998 under this facility automatically convert into a term note payable in 42 monthly installments. Interest is due monthly on advances under the facility at the bank's prime interest rate. At January 31, 1997, there were no outstanding borrowings on the facility.

     Advances under these agreements are secured by substantially all assets of the Company. The agreements also contain covenants which require the Company to maintain certain financial ratios, achieve specified levels of profitability, restrict the incurrence of additional debt, restrict the incurrence of capital expenditures in

                                  REMEC, INC.

excess of specified amounts, limit the payment of cash dividends, and include certain other restrictions. As of January 31, 1997, the Company was in compliance with all covenants specified.

     The Company's Radian subsidiary has a separate revolving accounts receivable line of credit with a bank under which it may borrow up to $750,000. No borrowings were outstanding on this facility as of January 31, 1997. Subsequent to the closing of the acquisition, this credit facility was cancelled.

5. SHAREHOLDERS' EQUITY

  Convertible Preferred Shares

     A summary of the convertible preferred shares issued and outstanding is as follows:

                                                         SHARES
                                                       ISSUED AND                    PREFERENCE IN
                                                       OUTSTANDING     PAR VALUE      LIQUIDATION
                                                       -----------     ---------     -------------
    Series A.........................................    461,538        $ 4,615       $ 3,000,000
    Series B.........................................    257,069          2,571         3,000,000
                                                         -------         ------        ----------
                                                         718,607        $ 7,186       $ 6,000,000
                                                         =======         ======        ==========

     Concurrent with the closing of the Company's initial public offering ("IPO") in February 1996 all of the outstanding shares of Series A and Series B preferred stock were converted into 1,077,909 shares of common stock.

  Equity Offerings

     In February 1996, the Company completed an IPO of its common stock in which the Company sold a total of 2,264,893 shares of common stock at $8.00 per share. The net proceeds from the offering were $15,649,209. In connection with the Company's IPO, certain shareholders also sold 1,185,107 shares as part of the offering.

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

                                  REMEC, INC.

     A summary of the Company's stock option activity and related information is as follows:

                                                         YEARS ENDED JANUARY 31,
                                       ------------------------------------------------------------
                                              1995                 1996                 1997
                                       ------------------   ------------------   ------------------
                                                 WEIGHTED             WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE             EXERCISE
                                       OPTION     PRICE     OPTION     PRICE     OPTION     PRICE
                                       -------   --------   -------   --------   -------   --------
    Outstanding -- beginning of
      year...........................  140,760    $ 3.17    153,364    $ 3.11    203,587    $ 3.36
      Granted........................   47,982    $ 3.14     85,667    $ 3.97    407,285    $16.01
      Exercised......................   (6,262)   $ 1.14    (17,910)   $ 3.54    (25,099)   $ 3.55
      Forfeited......................  (29,116)   $ 3.90    (17,534)   $ 3.92     (4,803)   $10.19
                                       -------     -----    -------     -----    -------    ------
    Outstanding -- end year..........  153,364    $ 3.11    203,587    $ 3.36    580,970    $ 6.69
                                       =======     =====    =======     =====    =======    ======
    Exercisable -- end of year.......   98,878    $ 2.99     85,438    $ 2.81    108,892    $ 3.07
                                       =======     =====    =======     =====    =======    ======

     Exercise prices for options outstanding as of January 31, 1997 ranged from $0.21 to $25.63. Of the options outstanding at January 31, 1997, approximately 92,000 and 96,000 options have a weighted average exercise price of approximately $2.54 and $4.00 per share, respectively, and the remaining outstanding options have a weighted average exercise price of $16.41 per share. The weighted-average remaining contractual life of options outstanding at January 31, 1997 is approximately 3.95 years. At January 31, 1997, options for 389,239 shares were available for future grant.

     Pro forma information regarding net income and net income per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997, respectively: risk-free interest rates of 5.9% and 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0% and 90.9%; a weighted-average life of the option of 3.2 years; and a weighted-average life of the stock purchase rights of three months.

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

                                                                         JANUARY 31,
                                                                  -------------------------
                                                                     1996           1997
                                                                  ----------     ----------
    Pro forma net income........................................  $2,844,858     $2,838,926
    Pro forma net income per share..............................  $      .39     $      .29
    Weighted-average fair value of options granted during the
      year......................................................  $      .78     $     7.64

                                  REMEC, INC.

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

     The Company's Radian subsidiary has a separate defined contribution 401(k) retirement plan for substantially all of its employees. Radian made no contributions to this plan for fiscal 1995, 1996 and 1997. This plan will be merged into the REMEC plan in August 1997.

  Leases

     The Company leases office and production facilities under operating leases through 2001. Minimum future obligations under non-cancelable operating leases are as follows:

            YEARS ENDED JANUARY 31,
            ---------------------------------------------------------
            1998.....................................................  $2,409,000
            1999.....................................................   2,093,000
            2000.....................................................   1,595,000
            2001.....................................................     291,000
            2002.....................................................      30,000
                                                                       ----------
                                                                       $6,418,000
                                                                       ==========

     Certain of these lease agreements provide for annual rental adjustments based on changes in the Consumer Price Index.

                                  REMEC, INC.

     Rent expense totaled $2,138,000, $2,379,000 and $2,392,000 in 1995, 1996 and 1997, respectively.

7. INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                        JANUARY 31,
                                                                 --------------------------
                                                                    1996           1997
                                                                 ----------     -----------
    Deferred tax liabilities:
      Tax over book depreciation...............................  $1,202,000     $ 1,293,000
      Inventory costs capitalization...........................     516,000         248,000
      Other....................................................      47,000          47,000
                                                                 ----------     -----------
                                                                  1,765,000       1,588,000
                                                                 ----------     -----------
    Deferred tax assets:
      Inventory and other reserves.............................     999,000       1,476,000
      Deferred rent............................................     238,000         108,000
      Accrued expenses.........................................   1,230,000       1,131,000
      Other....................................................      86,000         261,000
                                                                 ----------     -----------
    Total deferred tax assets..................................   2,553,000       2,976,000
                                                                 ----------     -----------
    Net deferred tax liabilities (assets)......................  $ (788,000)    $(1,388,000)
                                                                 ==========     ===========

     The provision for taxes based on income consists of the following:

                                                             YEARS ENDED JANUARY 31,
                                                     ----------------------------------------
                                                        1995           1996           1997
                                                     ----------     ----------     ----------
    Current:
      Federal......................................  $  928,000     $2,138,000     $3,533,000
      State........................................     336,000        467,000        792,000
    Deferred:
      Federal......................................     715,000       (470,000)      (501,000)
      State........................................     100,000       (126,000)       (99,000)
                                                     ----------     ----------     ----------
                                                     $2,079,000     $2,009,000     $3,725,000
                                                     ==========     ==========     ==========

     A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                       YEARS ENDED JANUARY 31,
                                   ----------------------------------------------------------------
                                          1995                   1996                   1997
                                   ------------------     ------------------     ------------------
                                     AMOUNT        %        AMOUNT        %        AMOUNT        %
                                   ----------     ---     ----------     ---     ----------     ---
    Tax at Federal rate..........  $1,755,000      35%    $1,678,000      34%    $3,294,000      35%
    State income tax
      net of federal.............     330,000       6        234,000       5        569,000       6
    Other........................      (6,000)     --         97,000       2       (138,000)     (2)
                                   ----------      --     ----------      --     ----------      --
                                   $2,079,000             $2,009,000             $3,725,000
                                                   41%                    41%                    39%
                                   ==========      ==     ==========      ==     ==========      ==

                                  REMEC, INC.

8. SIGNIFICANT CUSTOMERS AND EXPORT SALES

     The following table summarizes the percentage of sales by customers when sales to such customers exceeded 10% or more of the Company's net sales for the periods indicated:

                                                                       YEARS ENDED JANUARY
                                                                               31,
                                                                      ----------------------
                                                                      1995     1996     1997
                                                                      ----     ----     ----
    CUSTOMER A......................................................   --       --       16%
    CUSTOMER B......................................................   --       11%      --
    CUSTOMER C......................................................   11%      --       --

     Export sales were 11%, 14% and 9% of net sales for the years ended January 31, 1995, 1996 and 1997, respectively.

9. SUBSEQUENT EVENT (UNAUDITED)

  Verified Technical Corporation ("Veritek")

     Effective March 31, 1997, the Company acquired all of the outstanding common stock of Veritek and certain other assets in exchange for cash and the Company's common stock of approximately $3.0 million and the assumption of certain liabilities totalling $1.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $2,406,000 is being carried as an intangible asset, and will be amortized over an estimated life of 15 years. The pro forma results of operations of REMEC and Veritek assuming Veritek was acquired on the first day of the Company's 1997 fiscal year would not be materially different from reported results.

  C&S Hybrid, Inc. ("C&S")

     On April 10, 1997, the Company entered into an agreement to acquire C&S in exchange for 860,000 shares of the Company's common stock. The transaction will be accounted for as a pooling of interests; accordingly, commencing with the second quarter of fiscal 1998, all of the Company's prior period financial statements will be restated as if the transaction took place at the beginning of such periods. During its most recent fiscal year ended December 27, 1996, C&S reported revenues of $13.0 million and net income of $493,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 1997.



                              REMEC, INC.


                              By:      /s/ Thomas A. George
                                       ------------------------------------
                                       Thomas A. George
                                       Chief Financial Officer,
                                       Senior Vice President and Secretary




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                            CAPACITY                        DATE
 ---------                            --------                        ----
        *              Chairman of the Board and              June 13, 1997
 --------------------  Chief Executive Officer
 Ronald E. Ragland     (Principal Executive Officer)



        *              President, Chief Operating Officer     June 13, 1997
 --------------------  and Director
 Errol Ekaireb


        *              Executive Vice President, President    June 13, 1997
 --------------------  of REMEC Microwave Division and
 Jack A. Giles         Director




        *              Director, Senior Vice President and    June 13, 1997
 --------------------  Chief Engineer
 Denny Morgan


        *              Executive Vice President and           June 13, 1997
 --------------------  Director
 Joseph T. Lee

 /s/ Thomas A. George                     Chief Financial Officer, Senior Vice   June 13, 1997
 ---------------------------------------  President and Secretary (Principal
 Thomas A. George                         Financial and Accounting Officer)



                      *                   Director                               June 13, 1997
 ---------------------------------------
 Andre R. Horn


                      *                   Director                               June 13, 1997
 ---------------------------------------
 Gary L. Luick



                      *                   Director                               June 13, 1997
 ---------------------------------------
 Jeffrey M. Nash


                      *                   Director                               June 13, 1997
 ---------------------------------------
 Thomas A. Corcoran


                      *                   Director                               June 13, 1997
 ---------------------------------------
 William H. Gibbs


*  By:   /s/ Thomas A. George
         -------------------------------------------------
         Thomas A. George
         Attorney-in-Fact

                                                                     SCHEDULE II
                                  REMEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT               CHARGED TO                                BALANCE
                                                   BEGINNING OF              COSTS AND                                 AT END
               CONTRACT LOSS RESERVE                   PERIOD                  PERIOD         DEDUCTIONS              OF PERIOD
               ---------------------              --------------           -------------     ------------          --------------
 Year ended January 31, 1995 . . . . . . . . . .       $3,250,000             $  455,000        $(1,799,000)            $1,906,000
 Year ended January 31, 1996 . . . . . . . . . .        1,906,000              2,139,000         (2,675,000)             1,370,000
 Year ended January 31, 1997 . . . . . . . . . .        1,370,000                821,991           (620,000)             1,571,991

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------
   2.1(1)   Agreement and Plan of Reorganization and Merger between Magnum Microwave
            Corporation, the Registrant and REMEC Acquisition Corporation
   2.2(2)   Stock Purchase Agreement dated March 31, 1996 between STM Wireless, Inc., a
            Delaware Corporation, and the Registrant
   3.1(3)   Restated Articles of Incorporation
   3.2(3)   By-Laws, as amended
  10.1(3)   Equity Incentive Plan
  10.2(3)   Employee Stock Purchase Plan
  10.3(3)   Form of Indemnification Agreements between Registrant and its officers and directors
  10.4(3)   Credit Agreement between the Registrant and The Bank of California, N.A., dated
            June 17, 1993, as amended
+ 10.5(3)   Manufacturing Agreement Terms and Conditions dated August 10, 1995 between the
            Registrant and P-COM, Inc.
  10.6(3)   Standard Industrial Lease between the Registrant and Transcontinental Realty
            Investors, Inc., dated February 1, 1990, as amended.
  10.7(3)   Standard Industrial Lease between the Registrant and Chesapeake Business Park
            1983, dated December 13, 1988, as amended.
  10.8(1)   Form of Employment and Non-Competition Agreement with Joseph Lee (attached as
            Exhibit 1 to Agreement and Plan of Reorganization and Merger filed as Exhibit
            2.1)
  10.9(4)   1996 Nonemployee Directors Stock Option Plan
  10.10(6)  Employment and Non-Competition Agreement between Jim Mongillo and the
            Registrant
  11.1(7)   Statement Re: Computation of per Share Data
  21.1(5)   Subsidiaries of the Registrant
  23.1(7)   Consent of Ernst & Young LLP, Independent Auditors
  24.1(6)   Power of Attorney (included on Page S-1 of the Initial Filing of the Annual
            Report on Form 10-K)

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

(6)      Filed with the Initial Filing of the Annual Report on Form 10-K.

(7)      Filed with this Amendment to Annual Report on Form 10-K.

+        Confidential treatment granted