Form 10-Q
period 1997-05-04
REMEC INC
filed 1997-06-16
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MAY 4, 1997
                              --------------------------------------------------

Commission File Number                       0-27414
                      ----------------------------------------------------------

                                       REMEC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  CALIFORNIA              95-3814301
--------------------------------------------------------------------------------
             (State of other jurisdiction of           I.R.S. Employer
              incorporation or organization)        Identification Number

          9404 CHESAPEAKE DRIVE  SAN DIEGO, CALIFORNIA       92123
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                 (619) 560-1301
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  [X]               NO  [ ]

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                           Outstanding as of: MAY 4, 1997
         -----------                        ------------------------------

         Common shares,
            $.01(cent)par value                            12,235,418

Index                                                                   Page No.
-----                                                                   --------

PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:
                     Condensed Consolidated Balance Sheets ....................3
                     Condensed Consolidated Statements of Income...............4
                     Condensed Consolidated Statement of Changes in
                     Shareholder's Equity .....................................5
                     Condensed Consolidated Statements of Cash Flows...........6
                     Notes to Condensed Consolidated Financial Statements......7
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10

PART II     OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders ..............13
Item 6.     Exhibits and Reports on Form 8-K .................................13

SIGNATURES....................................................................14

PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                   May 4,          January 31,
                                                                ------------       ------------
                                                                    1997               1997
                                                                ------------       ------------
ASSETS
Current assets:
         Cash and cash equivalents                              $ 56,555,051       $ 63,078,177
         Accounts receivable, net                                 16,409,483         12,533,473
         Inventories, net                                         17,810,065         14,927,908
         Prepaid expenses and other current assets                 3,021,414          3,093,229
                                                                ------------       ------------
Total current assets                                              93,796,013         93,632,787

Property, plant and equipment, net                                16,785,047         13,761,284
Intangible and other assets                                        6,908,462          4,672,409
                                                                ------------       ------------
                                                                $117,489,522       $112,066,480
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                       $  5,087,101       $  3,743,304
         Accrued expenses                                          8,026,106          8,315,575
                                                                ------------       ------------
Total current liabilities                                         13,113,207         12,058,879

Other long-term liabilities                                        1,326,194          1,441,785

Shareholders' equity                                             103,050,121         98,565,816
                                                                ------------       ------------
                                                                $117,489,522       $112,066,480
                                                                ============       ============


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                       Three months ended
                                                  ---------------------------
                                                 May 4, 1997       May 5, 1996
                                                 -----------       -----------
Net sales                                        $26,216,071       $20,423,709
Cost of sales                                     18,309,254        15,279,179
                                                 -----------       -----------
         Gross profit                              7,906,817         5,144,530

Operating expenses:
         Selling, general and administrative       3,983,527         2,575,225
         Research and development                    623,015           991,261
                                                 -----------       -----------
                                                   4,606,542         3,566,486
                                                 -----------       -----------
Income from operations                             3,300,275         1,578,044

Interest income                                      755,610           136,887
                                                 -----------       -----------
Income before provision for income taxes           4,055,885         1,714,931

Provision for income taxes                         1,583,000           707,082
                                                 -----------       -----------
Net income                                       $ 2,472,885       $ 1,007,849
                                                 ===========       ===========

Net income per share                             $      0.20       $      0.11
                                                 ===========       ===========

Shares used in per share calculations             12,610,923         9,552,537
                                                 ===========       ===========


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)



                                                            Common stock
                                                            ------------
                                                      Shares           Amount    Paid-in capital  Retained earnings      Total
                                                     ----------     -----------     -----------   ----------------   -------------

Balance at January 31, 1997                          12,131,982     $   121,320     $83,250,684      $15,193,812     $ 98,565,816
     Issuance of common shares in acquisition
     of Verified Technical Corporation                   92,000             920       1,977,080                         1,978,000
     Issuance of common shares upon
        exercise of stock options                        11,436             114          43,324                            43,438
     Net income                                                                                         2,472,885       2,472,885
     Adjustment for Radian net loss for the one
        month ended January 31, 1997                                                                     (10,018)        (10,018)
                                                     ----------     -----------     -----------       ------------   ------------
Balance at May 4, 1997                               12,235,418     $   122,354     $85,271,088       $17,656,679    $103,050,121
                                                     ==========     ===========     ===========       ===========    ============



SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Three months ended
                                                                      ------------------
                                                                May 4, 1997       May 5, 1996
                                                                ------------      ------------
OPERATING ACTIVITIES
Net income                                                      $  2,472,885      $  1,007,849
Adjustments to reconcile net income to net cash
  used by operating activities:
         Depreciation and amortization                             1,014,041           737,345
         Changes in operating assets and liabilities:
                  Accounts receivable                             (3,084,763)       (2,449,306)
                  Inventories                                     (2,610,946)       (1,038,194)
                  Prepaid expenses and other current assets          295,445          (200,221)
                  Accounts payable                                   839,848        (1,160,527)
                  Accrued expenses and other long-term
                    liabilities                                     (340,981)         (475,841)
                                                                ------------      ------------
Net cash used by operating activities                             (1,414,471)       (3,578,895)

INVESTING ACTIVITIES
Additions to property, plant and equipment                        (3,112,707)       (1,331,999)
Payment for acquisition, net of cash acquired                     (1,018,286)       (4,006,000)
Other assets                                                          78,024           523,152
                                                                ------------      ------------
Net cash used by investing activities                             (4,052,969)       (4,814,847)

FINANCING ACTIVITIES
Repayments on bank revolving term loan, line-of-credit and
  long-term debt                                                    (566,031)       (2,439,474)
Proceeds from sale of common stock                                    43,438        15,914,703
Deferred offering costs                                                              1,108,424
                                                                ------------      ------------
Net cash (used) provided by financing activities                    (522,593)       14,583,653
                                                                ------------      ------------

Increase (decrease) in cash and cash equivalents                  (5,990,033)        6,189,911
Cash and cash equivalents at beginning of period                  63,078,177         1,871,923
Adjustment for Radian's net cash activity for the month
  ended January 31, 1997                                            (533,093)
Elimination of Magnum's net cash activities for the
   duplicated two months ended March 31, 1996                                          (33,559)
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $ 56,555,051      $  8,028,275
                                                                ============      ============



SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1997 included in the Company's Form 10-K, as amended. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of May 4, 1997 and the results of its operations for the three-month periods ended May 4, 1997 and May 5, 1996. The results of operations for the interim period ended May 4, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         On August 26, 1996, the Company acquired Magnum Microwave Corporation ("Magnum"). On February 28, 1997, the Company acquired Radian Technology, Inc. ("Radian"). Both acquisitions have been accounted for as pooling of interests. Accordingly, the Company's consolidated financial statements for the periods prior to these acquisitions have been restated to include each of the acquired Company's financial position, results of operations and cash flows.


2.       NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. The calculation of earnings per share reflects the historical information for REMEC, Magnum and Radian after adjusting the Magnum and Radian information to reflect the conversion of Magnum and Radian common shares into REMEC shares as stipulated in the respective acquisition agreements.

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

3.       INVENTORIES

         Inventories consist of the following:

                                                   May 4, 1997       January 31, 1997
                                                   -----------       ----------------
        Raw materials                               $8,996,921           $8,426,423
        Work in progress                            10,907,501            8,873,984
                                                   -----------          -----------
                                                    19,904,422           17,300,407
        Less unliquidated
          progress payments                         (2,094,357)          (2,372,499)
                                                  -----------          -----------
                                                   $17,810,065          $14,927,908
                                                   ===========          ===========

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,853,000 and $1,642,000 at May 4, 1997 and January 31, 1997,
         respectively.

4.       ACQUISITIONS

         Radian

         In February 1997, the Company acquired Radian, a manufacturer of microwave components, in exchange for 633,349 shares of the Company's common stock. Prior to the combination, Radian's fiscal year ended on December 27, 1996. In recording the business combination, Radian's financial statements for the interim period ended May 4, 1997 were combined with REMEC's for the same period. Radian's statements of operations and cash flows for the three months ended March 31, 1996 were combined with REMEC's for the three months ended May 5, 1996. Radian's balance sheet as of December 27, 1996 was combined with REMEC's as of January 31, 1997.

         Included in the consolidated statement of operations for the three months ended May 4, 1997 are costs of $100,000 related to the combination and integration of Radian and REMEC. These costs are comprised primarily of professional fees and other costs associated with the registration of shares issued in connection with the merger.

         Verified Technology Corporation ("Veritek")

         Effective March 31, 1997, the Company acquired all of the outstanding common stock of Veritek, a producer of high quality surface mount manufacturing assemblies, in exchange for cash consideration of $1.0 million and 92,000 shares of common stock with a fair value of $1,978,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $2,406,000 is being carried as intangible assets, and will be amortized over 15 years. The Company's consolidated financial statements include the results of Veritek from March 31, 1997 forward.

         A summary of the Veritek acquisition costs and an allocation of the purchase price to the assets acquired and liabilities assumed is as follows:



         ACQUISITION COST:
            Cash paid                                                      $1,000,000
            Fair value of Company stock issued to
              selling shareholders                                          1,978,000
            Payment of acquisition related expenses                            61,000
                                                                          -----------
                                                                           $3,039,000
                                                                          ===========

            ALLOCATED AS FOLLOWS:
            Current assets                                                   $851,000
            Machinery and equipment and
              other long term assets                                          838,000
            Acquired intangibles                                            2,406,000
            Liabilities assumed                                           (1,056,000)
                                                                          -----------
                                                                           $3,039,000
                                                                          ===========

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


5.       SUBSEQUENT EVENT

         On June 6, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend. The stock dividend is payable on June 27, 1997 to shareholders of record as of June 20, 1997. The stock split will increase REMEC's outstanding shares of common stock to approximately 18,353,000 shares.

ITEM 2

                  REMEC'S MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of MFMs for the defense industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems ("RFM"), Magnum Microwave ("Magnum"), Radian Technology, Inc. ("Radian") and Verified Technical Corporation ("Veritek").

         All revenue and related costs of sales are recognized when products are shipped or engineering services are performed. During the three month period ended May 4, 1997, sales to REMEC's top ten customers accounted for approximately 65% of total net sales; sales to REMEC's top three customers accounted for approximately 36% of total net sales; and sales to the top customer accounted for 17% of total net sales. REMEC recorded revenue of approximately $10.0 million (38%) for the three month period ended May 4, 1997 from the sale of products to the commercial wireless telecommunications market. REMEC expects sales to the commercial telecommunications market to represent an increasing percentage of revenue in the near future because of its backlog and REMEC's strategy to increase its presence in the commercial wireless telecommunications market. As of May 4, 1997, REMEC had an order backlog of $131.1 million, with $59.9 million representing commercial wireless telecommunications orders. REMEC's international sales as a percentage of net sales for the three months ended May 4, 1997 were 7%. The international sales percentages do not include products sold to foreign end users by REMEC's domestic OEM customers.

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

          In March 1997, REMEC acquired Veritek, a producer of high quality surface mount manufacturing assemblies in a transaction accounted for as a purchase. The consolidated statements of income and cash flows for the three month period ended May 4, 1997 include Veritek's results from March 31, 1997. REMEC's May 4, 1997 balance sheet includes Veritek's assets and liabilities.

         In April 1997, REMEC reached a definitive agreement to acquire C&S Hybrid through a merger of C&S Hybrid into a newly formed subsidiary of REMEC. C&S Hybrid designs and manufactures microwave components and MFMs. The C&S Hybrid shareholders are expected to receive approximately 860,000 shares of REMEC's common stock in the acquisition. Completion of the acquisition is subject to satisfaction of customary conditions and, if completed, will be treated as a pooling of interests.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                        Three Months Ended
                                                                   ----------------------------
                                                                    MAY 4, 1997      MAY 5,1996
                                                                    -----------      ----------

        Net sales..............................................          100%             100%
           Cost of goods sold..................................            70               75
                                                                         ----             ----
            Gross profit......................................             30               25
        Operating expenses:
           Selling, general & administrative...................            15               12
           Research and development............................             3                5
                                                                         ----             ----
             Total operating expenses..........................            18               17
                                                                         ----             ----
        Income from operations.................................            12                8
        Interest income........................................             3                1
                                                                         ----             ----
        Income before income taxes.............................            15                9
        Provision for income taxes.............................             6                4
                                                                         ----             ----
        Net income.............................................            9%               5%
                                                                         ====             ====

THREE MONTHS ENDED MAY 4, 1997 VS. THREE MONTHS ENDED MAY 5, 1996.

         Net Sales. Net sales increased 28% from $20.4 million during the three months ended May 5, 1996 to $26.2 million for the three months ended May 4, 1997. Defense sales increased from $13.8 million in the fiscal 1997 period to $16.2 million in the fiscal 1998 period, a 17% increase. Commercial wireless sales increased from $6.6 million in the fiscal 1997 period to $10.0 million in the fiscal 1998 period, a 53% increase. The increased defense sales are attributable to increased Microwave MFM and component sales offsetting reduced precision instrument sales. In addition, the fiscal 1998 period includes defense contract revenues of $1.1 million from RFM as opposed to no revenues in the fiscal 1997 period due to the acquisition occurring subsequent to the fiscal 1997 period. The commercial sales increase is primarily attributable to the production of VSAT equipment for STM in the fiscal 1998 period; versus no VSAT production in the fiscal 1997 period.

         Gross Profit. Gross profit increased 54% from $5.1 million in the fiscal 1997 period to $7.9 million in the fiscal 1998 period. Gross margin increased from 25% in the fiscal 1997 period to 30% in the fiscal 1998 period. Gross margins for defense increased from 29% for fiscal 1997 period to 35% for the fiscal 1998 period. Commercial gross margins increased from 17% in the fiscal 1997 period to 23% for the fiscal 1998 period. The increased defense and commercial margins are primarily attributable to the increased sales volume resulting in lower unit costs through improved overhead absorption.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") expenses increased 55% from $2.6 million during the fiscal 1997 period to $4.0 million during the fiscal 1998 period. These expenses as a percentage of sales increased from 13% for the fiscal 1997 to 15% for the fiscal 1998 period. The increased expenses are primarily attributable to increased personnel, legal and other administrative costs resulting from the Company's growth, costs associated with operating as a publicly owned company, SG&A expenses from the Company's RFM subsidiary whose operations are not reflected in the first quarter results for the fiscal 1997 period, as well as approximately $100,000 of direct transaction costs associated with the Radian merger.

         Research and Development Expenses. Research and development expenses decreased from $1.0 million during the fiscal 1997 period to $0.6 million during the fiscal 1998 period. The expenditures are almost entirely attributable to the commercial wireless business. Research and development expenditures have generally increased in amount and as a percentage of sales over the past two years; however these expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

         Interest Income. Interest income increased from $137,000 in the fiscal 1997 period to $756,000 for the fiscal 1998 period. The change is primarily attributable to the increased level of cash on hand as a result of the funds generated from REMEC's follow-on public offering which was consummated in January 1997.

         Provision of Income Taxes. REMEC's effective tax rate declined from 41% in the fiscal 1997 to 39% in the fiscal 1998 period due to the benefit of tax credits for certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         At May 4, 1997, REMEC had $56.6 million of cash and cash equivalents and $80.7 million of working capital. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. As of May 4, 1997, there were no borrowings outstanding under REMEC's credit facilities.

         During the three month period ended May 4, 1997, net cash used by operations totaled $1.4 million, the use of cash is primarily attributable to increases in receivables and inventories totaling $5.7 million; with these increases resulting from the Company's increased revenue volume. Investing activities utilized $4.1 million during the three months ended May 4, 1997, primarily as a result of $3.1 million in capital expenditures and $1.0 million paid to the selling shareholders in the Veritek acquisition. The bulk of the first quarter fiscal 1998 capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's public offering completed in January 1997. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities utilized approximately $523,000 during the first quarter of fiscal 1998, principally as a result of the Company's paying off certain bank and other obligations assumed in the acquisition of Veritek.

         REMEC's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of REMEC's research and development efforts, expansion of REMEC's marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources will be adequate to fund its operations for at least twelve months.

PART II - OTHER INFORMATION


PART 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 6, 1997. The following items were voted upon by the shareholders will all items being approved.

     1. To elect ten directors to serve for the ensuing year and until their successors are elected.

               Number of shares voted       Number of shares voted        Number of shares
               for: 10,689,634              against: 93,175               abstaining: None

     2. To approve an amendment to the Company's Equity Incentive Plan to increase the number of shares available for issuance by 1,500,000.

               Number of shares voted       Number of shares voted        Number of shares
               for: 6,853,258                    against: 2,447,946            abstaining: 15,938

     3. To approve amendments to the Company's Employee Stock Purchase Plan to increase the number of shares available for issuance by 550,000.

               Number of shares voted       Number of shares voted        Number of shares
               for: 9,089,497                    against: 332,852              abstaining: 11,605

     4.   To approve the adoption of the Company's 1996 Nonemployee Directors Stock Option Plan.

               Number of shares voted       Number of shares voted        Number of shares
               for: 8,961,205                    against: 421,909              abstaining: 50,840




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibits are filed herewith:

                   - Exhibit 11.1 -  Computation of Net Income per Common Share
                   - Exhibit 27    -  Financial Data Schedule

               (b) There were no reports on Form 8-K filed during the quarter ended May 4, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:  /s/ Ronald E. Ragland
     --------------------------------------
     Ronald E. Ragland
     Chairman and Chief Executive Officer




By:  /s/ Thomas A. George
     --------------------------------------
     Thomas A. George
     Senior Vice President
     Chief Financial Officer



Date:     June 13, 1997

                                  EXHIBIT INDEX


Exhibit
Number
------

11.1           Computation of Net Income per Common Share

27             Financial Data Schedule