Form 10-Q
period 1997-08-01
REMEC INC
filed 1997-09-11
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  AUGUST 1, 1997

Commission File Number  0-27414

                                   REMEC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                    95-3814301
--------------------------------------------------------------------------------
(State of other jurisdiction of                      I.R.S. Employer
incorporation or organization)                    Identification Number

9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA               92123
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

                      YES  X          NO
                          ---           ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

           Class             Outstanding as of: AUGUST 1, 1997
        -----------          ---------------------------------
        Common shares,
        $.01(cent)par value                 19,798,333

Index                                                                      Page No.
-----                                                                      --------
PART I   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
                 Condensed Consolidated Balance Sheets .......................3
                 Condensed Consolidated Statements of Income..................4
                 Condensed Consolidated Statement of Changes in
                 Shareholder's Equity ........................................5
                 Condensed Consolidated Statements of Cash Flows..............6
                 Notes to Condensed Consolidated Financial Statements.........7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K ...................................13

SIGNATURES...................................................................14

PART I - FINANCIAL INFORMATION
ITEM 1

                                         REMEC, Inc.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                        August 1,       January 31,
                                                      ------------     ------------
                                                          1997             1997
                                                      ------------     ------------
ASSETS
Current assets:
        Cash and cash equivalents                     $ 52,504,618     $ 63,078,177
        Accounts receivable, net                        18,250,203       14,867,822
        Inventories, net                                20,938,586       17,132,031
        Prepaid expenses and other current assets        4,226,127        3,609,240
                                                      ------------     ------------
Total current assets                                    95,919,534       98,687,270

Property, plant and equipment, net                      21,209,003       15,937,695
Intangible and other assets                              6,861,696        4,732,409
                                                      ------------     ------------
                                                      $123,990,233     $119,357,374
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Accounts payable                            $  5,074,903     $  5,329,869
          Accrued expenses                               6,963,648        9,696,804
                                                      ------------     ------------
Total current liabilities                               12,038,551       15,026,673

Other long-term liabilities                              1,276,645        2,020,687

Shareholders' equity                                   110,675,037      102,310,014
                                                      ------------     ------------
                                                      $123,990,233     $119,357,374
                                                      ============     ============


SEE ACCOMPANYING NOTES.

                                         REMEC, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (unaudited)

                                                       Three months ended                  Six months ended
                                                --------------------------------    --------------------------------
                                                August 1, 1997    August 4, 1996    August 1, 1997    August 4, 1996
                                                --------------    --------------    --------------    --------------
Net sales                                         $35,035,579       $26,570,659       $65,954,010       $49,567,185
Cost of sales                                      24,636,201        19,149,582        46,036,483        35,682,619
                                                  -----------       -----------       -----------       -----------
        Gross profit                               10,399,378         7,421,077        19,917,527        13,884,566

Operating expenses:
        Selling, general and administrative         5,653,437         3,935,233        10,494,733         7,552,918
        Research and development                    1,111,844         1,218,922         2,223,670         2,300,075
                                                  -----------       -----------       -----------       -----------
                                                    6,765,281         5,154,155        12,718,403         9,852,993
                                                  -----------       -----------       -----------       -----------
Income from operations                              3,634,097         2,266,922         7,199,124         4,031,573

Interest income                                       662,800            77,047         1,387,378           200,462
                                                  -----------       -----------       -----------       -----------
Income before provision for income taxes            4,296,897         2,343,969         8,586,502         4,232,035

Provision for income taxes                          1,681,715           935,406         3,372,786         1,769,258
                                                  -----------       -----------       -----------       -----------
Net income                                        $ 2,615,182       $ 1,408,563       $ 5,213,716       $ 2,462,777
                                                  ===========       ===========       ===========       ===========

Net income per common share                       $      0.13       $      0.09       $      0.26       $      0.16
                                                  ===========       ===========       ===========       ===========

Shares used in per share calculations              20,443,006        15,398,694        20,264,165        15,397,006
                                                  ===========       ===========       ===========       ===========



SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


                                               Common stock
                                        -------------------------
                                          Shares        Amount          Paid-in capital   Retained earnings        Total
                                        ----------      ---------       ---------------   -----------------    ------------
Balance at January 31, 1997             19,487,933      $ 194,879        $ 83,749,795       $ 18,365,340       $102,310,014
     Issuance of common shares in
        acquisition of Verified
        Technical Corporation              138,000          1,380           1,976,620                             1,978,000
     Issuance of common shares upon
        exercise of stock options           96,186            962             278,793                               279,755
     Issuance of common shares under
        employee stock purchase plan        76,214            762             848,833                               849,595
     Net income                                                                                5,213,716          5,213,716
     Adjustment for Radian net loss
        for the one month ended
        January 31, 1997                                                                         (10,018)           (10,018)
     Adjustment for C&S Hybrid net
        income for the one month
        ended January 31, 1997                                                                    53,975             53,975
                                        ----------      ---------        ------------       ------------       ------------
Balance at August 1, 1997               19,798,333      $ 197,983        $ 86,854,041       $ 23,623,013       $110,675,037
                                        ==========      =========        ============       ============       ============




SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Six months ended
                                                                   ---------------------------------
                                                                   August 1, 1997     August 4, 1996
                                                                   --------------     --------------
OPERATING ACTIVITIES
Net income                                                         $  5,213,716        $  2,462,777
Adjustments to reconcile net income to net cash
  used by operating activities:
        Depreciation and amortization                                 2,180,833           1,569,993
        Changes in operating assets and liabilities:
            Accounts receivable                                      (2,681,455)         (5,947,318)
            Inventories                                              (3,026,461)           (798,266)
            Prepaid expenses and other current assets                  (348,681)           (741,549)
            Accounts payable                                         (1,157,735)           (597,919)
            Accrued expenses and other long-term liabilities         (2,289,128)           (359,281)
                                                                   ------------        ------------
Net cash used by operating activities                                (2,108,911)         (4,411,563)

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (6,401,139)         (3,603,557)
Payment for acquisition, net of cash acquired                        (1,018,286)         (4,011,735)
Other assets                                                             47,888             597,731
                                                                   ------------        ------------
Net cash used by investing activities                                (7,371,537)         (7,017,561)

FINANCING ACTIVITIES
Borrowings under credit facilities and long-term debt                 1,814,875                   -
Repayments on credit facilities and long-term debt                   (3,710,832)         (2,660,584)
Proceeds from sale of common stock                                    1,129,350          16,351,175
Deferred offering costs                                                       -           1,108,424
                                                                   ------------        ------------

Net cash (used) provided by financing activities                       (766,607)         14,799,015
                                                                   ------------        ------------

Increase (decrease) in cash and cash equivalents                    (10,247,055)          3,369,891
Cash and cash equivalents at beginning of period                     63,078,177           2,174,959


Adjustment for Radian's net cash activity for the month
  ended January 31, 1997                                               (533,093)                  -
Adjustment for C&S Hybrid's net cash activity for the
  month ended January 31, 1997                                          206,589                   -
Elimination of Magnum's net cash activities for the
   duplicated two months ended March 31, 1996                                 -             (33,559)
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $ 52,504,618        $  5,511,291
                                                                   ============        ============



SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      QUARTERLY FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1997 included in the Company's Form 10-K, as amended. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of August 1, 1997 and the results of its operations for the three and six-month periods ended August 1, 1997 and August 4, 1996. The results of operations for the interim periods ended August 1, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

        On August 26, 1996, the Company acquired Magnum Microwave Corporation ("Magnum"). On February 28, 1997, the Company acquired Radian Technology, Inc. ("Radian"). On June 27, 1997, the Company acquired C&S Hybrid, Inc. ("C&S Hybrid"). All of these acquisitions have been accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements for the periods prior to these acquisitions have been restated to include each of the acquired Company's financial position, results of operations and cash flows.

        The statements in this Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. REMEC's future operations, financial performance, business and share price may be affected by a number of factors, any of which could cause actual results to vary materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2.      NET INCOME PER SHARE

        Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. The calculation of earnings per share reflects the historical information for REMEC, Magnum, Radian and C&S Hybrid after adjusting the Magnum, Radian and C&S Hybrid information to reflect the conversion of Magnum, Radian and C&S Hybrid common shares into REMEC shares as stipulated in the respective acquisition agreements.

        On June 6, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 20, 1997. All stock related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

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

3.      INVENTORIES

        Inventories consist of the following:

                                                  August 1, 1997      January 31, 1997
                                                  --------------      ----------------
         Raw materials                             $  9,418,075        $  9,426,642

         Work in progress                            12,520,749          10,077,888
                                                   ------------        ------------

                                                     21,938,824          19,504,530

         Less unliquidated progress payments         (1,000,238)         (2,372,499)
                                                   ------------        ------------

                                                   $ 20,938,586        $ 17,132,031
                                                   ============        ============


        Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,944,000 and $1,642,000 at August 1, 1997 and January 31, 1997,
        respectively.


4.      ACQUISITIONS

        C&S Hybrid

        In June 1997, the Company acquired C&S Hybrid, a manufacturer of transmitter and receiver hardware assemblies ("transceivers") that are integrated by C&S Hybrid's customers into terrestrial-based point-to-point microwave radios primarily for use in commercial applications, in exchange for approximately 1,290,000 shares of the Company's common stock. Prior to the combination, C&S Hybrid's fiscal year ended on December 27, 1996. In recording the business combination, C&S Hybrid's financial statements for the interim period ended
        August 1, 1997 were combined with REMEC's for the same period. C&S Hybrid's statements of operations and cash flows for the three and six months ended June 28, 1996 were combined with REMEC's for the three and six months ended August 4, 1996. C&S Hybrid's balance sheet as of December 27, 1996 was combined with REMEC's as of January 31, 1997.

        Included in the consolidated statement of operations for the three and six months ended August 1, 1997 are costs of $560,000 related to the combination and integration of C&S Hybrid and REMEC. These costs are comprised primarily of professional fees and other costs associated with the merger and the registration of shares issued in connection with the merger.


        Radian

        In February 1997, the Company acquired Radian, a manufacturer of microwave components, in exchange for approximately 950,024 shares of the Company's common stock. Prior to the combination, Radian's fiscal year ended on December 27, 1996. In recording the business combination, Radian's financial statements for the three and six month periods ended August 1, 1997 were combined with REMEC's for the same period. Radian's statements of operations and cash flows for the three and six months ended June 30, 1996 were combined with REMEC's for the three and six months ended August 4, 1996. Radian's balance sheet as of December 27, 1996 was combined with REMEC's as of January 31, 1997.

        Included in the consolidated statement of operations for the three and six months ended August 1, 1997 are costs of $176,000 related to the combination and integration of Radian and REMEC. These costs are comprised primarily of professional fees and other costs associated with the registration of shares issued in connection with the merger.


        Verified Technology Corporation ("Veritek")

        Effective March 31, 1997, the Company acquired all of the outstanding common stock of Veritek, a producer of high quality surface mount manufacturing assemblies, in exchange for cash consideration of $1.0 million and 138,000 shares of common stock with a fair value of $1,978,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $2,406,000 is being carried as intangible assets, and will be amortized over 15 years. The Company's consolidated financial statements include the results of Veritek from March 31, 1997 forward. Proforma results of operation assuming Veritek had been acquired on February 1, 1996 would not have been materially different than amounts previously reported.

        A summary of the Veritek acquisition costs and an allocation of the purchase price to the assets acquired and liabilities assumed is as follows:



         ACQUISITION COST:

         Cash paid                                                        $ 1,000,000

         Fair value of Company stock issued to selling shareholders         1,978,000

         Payment of acquisition related expenses                               61,000
                                                                          -----------
                                                                          $ 3,039,000
                                                                          ===========

         ALLOCATED AS FOLLOWS:

         Current assets                                                   $   851,000

         Machinery and equipment and other long term assets                   838,000

         Acquired intangibles                                               2,406,000

         Liabilities assumed                                               (1,056,000)
                                                                          -----------
                                                                          $ 3,039,000
                                                                          ===========

5.      SUBSEQUENT EVENT

        On August 26, 1997, the Company reached a definitive agreement to sell its RF Microsystems subsidiary. Completion of the sale is subject to satisfaction of customary conditions.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        REMEC commenced operations in 1983 and has become a leader in the design and manufacture of MFMs for the defense industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems, Inc. ("RFM"), Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian"), Verified Technical Corporation ("Veritek") and C&S Hybrid, Inc. ("C&S Hybrid").

        Historically, substantially all of the Company's sales have been to prime contractors to various agencies of the U.S. Department of Defense and foreign defense contractors and governments. Beginning in 1995, the Company entered the commercial wireless telecommunications market via the establishment of Wireless. During 1996 and 1997, the Company increased its capability in this market by purchasing certain VSAT microwave design and manufacturing resources from STM Wireless and through its acquisitions of Magnum, Veritek and C&S Hybrid. Accordingly, the Company expects sales to the commercial telecommunications market to represent an increasing percentage of revenues in the future.

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

        On August 26, 1996, REMEC acquired all of the outstanding common stock of Magnum, a leading supplier of oscillators and mixers. On February 28, 1997, REMEC acquired all of the outstanding common stock of Radian. Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. On June 27, 1997, REMEC acquired all of the outstanding common stock of C&S Hybrid. C&S Hybrid designs and manufactures microwave components and MFM's. All of the foregoing transactions have been accounted for as poolings of interests. All accompanying historical financial statement information has been restated to include Magnum's, Radian's and C&S Hybrid's operations and assets and liabilities.

         In March 1997, REMEC acquired Veritek, a producer of high quality surface mount manufacturing assemblies in a transaction accounted for as a purchase. The consolidated statements of income and cash flows for the six month period ended August 1, 1997 include Veritek's results from March 31, 1997. REMEC's August 1, 1997 balance sheet includes Veritek's assets and liabilities.

        In August 1997, REMEC reached a definitive agreement to sell its RFM subsidiary. Completion of the sale is subject to satisfaction of customary conditions.

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

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ------------------------------  ------------------------------
                                           AUGUST 1, 1997  AUGUST 4, 1996  AUGUST 1, 1997  AUGUST 4, 1996
                                           --------------  --------------  --------------  --------------
Net sales ................................       100%           100%           100%           100%
Cost of goods sold .......................        70             72             70             72
                                                 ---            ---            ---            ---
        Gross profit .....................        30             28             30             28
Operating expenses:
        Selling, general & administrative         16             15             16             15
        Research and development .........         3              4              3              5
                                                 ---            ---            ---            ---
               Total operating expenses ..        19             19             19             20
                                                 ---            ---            ---            ---
Income from operations ...................        11              9             11              8
Interest income ..........................         1              -              2              1
                                                 ---            ---            ---            ---
Income before income taxes ...............        12              9             13              9
Provision for income taxes ...............         5              4              5              4
                                                 ---            ---            ---            ---
Net income ...............................         7%             5%             8%             5%
                                                 ===            ===            ===            ===


        NET SALES. Net sales were $35.0 million and $66.0 million for the three and six month periods ended August 1, 1997, representing increases of $8,465,000 or 32% and $16,387,000 or 33%, respectively, over the comparable prior year periods. Defense sales were $17.6 million and $34.1 million for the three and six month periods ended August 1, 1997, representing increases of $1,026,000 or 6% and $3,145,000 or 10%, respectively, over the comparable prior year periods. Commercial wireless sales were $17.4 million and $31.8 million for the three and six month periods ended August 1, 1997, representing increases of $7,439,000 or 75% and $13,242,000 or 71%, respectively, over the comparable prior year periods. The increased defense sales are attributable to increased Microwave MFM and component sales offsetting reduced precision instrument sales. In addition, the fiscal 1998 period includes defense contract revenues of $3.1 million from RFM as opposed to $1.4 million in the fiscal 1997 period due to the acquisition occurring in the second quarter of the fiscal 1997 period. The commercial sales increase is primarily attributable to the production of VSAT equipment for STM in the fiscal 1998 period; versus limited VSAT production in the fiscal 1997 period.

        GROSS PROFIT. Gross profit was $10.4 million and $19.9 million for the three and six month periods ended August 1, 1997, representing increases of $2,978,000 or 40% and $6,033,000 or 43%, respectively, over the comparable prior year periods. Gross margins for defense were 29% and 32% for the three and six month periods ended August 1, 1997 compared with 22% and 25%, respectively, for the comparable prior year periods. Commercial gross margins were 30% and 28% for the three and six month periods ended August 1, 1997 compared with 38% and 33%, respectively, for the comparable prior year periods. The increased defense margins are primarily attributable to the increased sales volume resulting in lower unit costs through improved overhead absorption. The decrease in commercial margins is primarily attributable to fluctuations in the Company's sales mix.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") expenses were $5.7 million and $10.5 million for the three and six month periods ended August 1, 1997, representing increases of $1,718,000 or 44% and $2,942,000 or 39%, respectively, over the comparable prior year periods. These expenses as a percentage of sales increased to 16% for both the three and six month periods ended August 1, 1997 from 15% for both comparable prior year periods. The increased expenses are primarily attributable to increased personnel, legal and other administrative costs resulting from the Company's growth, costs associated with operating as a publicly owned company, as well as approximately $736,000 of direct transaction costs associated with the Radian and C&S Hybrid mergers.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.1 million and $2.2 million for the three and six month periods ended August 1, 1997, representing decreases of $107,000 or 9% and $76,000 or 3%, respectively, over the comparable prior year periods. The expenditures are almost entirely attributable to the commercial wireless business. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

        PROVISION FOR INCOME TAXES. REMEC's effective tax rate declined from 42% during the six month period ended August 4, 1996 to 39% during the six month period ended August 1, 1997 due to the benefit of tax credits for certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

        At August 1, 1997, REMEC had $52.5 million of cash and cash equivalents and $83.9 million of working capital. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. As of August 1, 1997, there were no borrowings outstanding under REMEC's credit facilities.

        During the six month period ended August 1, 1997, net cash used by operations totaled $2.1 million, the use of cash is primarily attributable to increases in receivables and inventories totaling $5.7 million; with these increases resulting from the Company's increased revenue volume. Investing activities utilized $7.4 million during the six months ended August 1, 1997, primarily as a result of $6.4 million in capital expenditures and $1.0 million paid to the selling shareholders in the Veritek acquisition. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's public offering completed in January 1997. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities utilized approximately $767,000 during the first half of fiscal 1998, principally as a result of the Company's paying off certain bank and other obligations assumed in the acquisitions of Veritek and C&S Hybrid.

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

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed herewith:

                 o   Exhibit 11.1 -  Computation of Net Income per Common Share
                 o   Exhibit 27    -  Financial Data Schedule

           (b) There were no reports on Form 8-K filed during the quarter ended August 1, 1997.

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



Date: September 11, 1997

                                  EXHIBIT INDEX


Exhibit
Number

11.1    Computation of Net Income per Common Share

27      Financial Data Schedule