Form 10-Q
period 1997-01-31
REMEC INC
filed 1997-12-15
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              OCTOBER 31, 1997

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

                      YES [X]               NO [ ]

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class                        Outstanding as of: OCTOBER 31, 1997
-----                        -----------------------------------

Common shares,
   $.01(cent) par value                    21,080,959



Index                                                                                     Page No.
-----                                                                                     --------

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
                       Condensed Consolidated Balance Sheets ................................3
                       Condensed Consolidated Statements of Income...........................4
                       Condensed Consolidated Statement of Changes in
                       Shareholder's Equity .................................................5
                       Condensed Consolidated Statements of Cash Flows.......................6
                       Notes to Condensed Consolidated Financial Statements..................7
Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................11

PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K ...................................................14

SIGNATURES..................................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                               October 31,      January 31,
                                                                  1997              1997
                                                              ------------     ------------
ASSETS
Current assets:
        Cash and cash equivalents .......................     $ 48,885,039     $ 63,172,362
        Accounts receivable, net ........................       22,760,680       15,972,993
        Inventories, net ................................       28,142,382       19,332,056
        Prepaid expenses and other current assets .......        3,462,851        3,616,359
                                                              ------------     ------------
Total current assets ....................................      103,250,952      102,093,770

Property, plant and equipment, net ......................       26,842,094       18,543,405
Intangible and other assets, net ........................       17,648,463        4,803,307
                                                              ------------     ------------
                                                              $147,741,509     $125,440,482
                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Borrowings under line of credit and
             other short-term debt ......................     $         --     $  2,298,424
        Accounts payable ................................        8,603,619        6,017,998
        Accrued expenses ................................       12,246,269        9,635,079
                                                              ------------     ------------
Total current liabilities ...............................       20,849,888       17,951,501

Deferred income taxes and other long-term liabilities ...        3,897,027        3,934,326

Shareholders' equity ....................................      122,994,594      103,554,655
                                                              ------------     ------------
                                                              $147,741,509     $125,440,482
                                                              ============     ============



See Accompanying Notes.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                Three months ended                  Nine months ended
                                        October 31, 1997  November 3, 1996   October 31, 1997  November 3, 1996
                                        ----------------  ----------------   ----------------  ----------------
Net sales                                    $38,560,919     $ 30,556,924      $111,850,276     $85,499,416
Cost of sales                                 26,788,816       22,182,293        77,861,350      61,631,666
                                             -----------     ------------      ------------     -----------
      Gross profit                            11,772,103        8,374,631        33,988,926      23,867,750

Operating expenses:
        Selling, general and
          administrative                       6,442,512        4,781,458        18,008,794      13,464,974
        Research and development               1,217,040          943,347         3,862,233       3,487,885
                                             -----------     ------------      ------------     -----------
                                               7,659,552        5,724,805        21,871,027      16,952,859
                                             -----------     ------------      ------------     -----------
Income from operations                         4,112,551        2,649,826        12,117,899       6,914,891

Gain on sale of RF Microsystems, Inc.          2,833,240               --         2,833,240              --
Interest income (expense)                        608,390          (41,185)        1,833,624          63,440
                                             -----------     ------------      ------------     -----------
Income before provision for income taxes       7,554,181        2,608,641        16,784,763       6,978,331

Provision for income taxes                     2,621,027        1,232,417         5,993,812       3,001,675
                                             -----------     ------------      ------------     -----------
Net income                                   $ 4,933,154     $  1,376,224      $ 10,790,951     $ 3,976,656
                                             ===========     ============      ============     ===========

Net income per common share                  $      0.23     $       0.08      $       0.50     $      0.24
                                             ===========     ============      ============     ===========

Shares used in per share calculations         21,876,548       16,711,073        21,532,379      16,619,394
                                             ===========     ============      ============     ===========




See Accompanying Notes.

                                   REMEC, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)



                                                            Common stock
                                                        --------------------
                                                        Shares        Amount    Paid-in capital   Retained earnings    Total
                                                        ------       --------   ----------------  -----------------  -----------

Balance at February 1, 1997                           20,535,455     $205,355     $85,787,686     $17,561,614     $103,554,655
     Issuance of common shares in acquisitions           320,183        3,202       6,620,465               -        6,623,667
     Issuance of common shares upon
        exercise of stock options                        122,840        1,228         460,861               -          462,089
     Issuance of common shares under
        employee stock purchase plan                     102,481        1,025       1,414,640               -        1,415,665
     Net income                                                -            -               -      10,790,951       10,790,951
     Adjustment for net equity activity of pooled
        companies                                              -            -               -         147,567          147,567
                                                      ----------     --------     -----------     -----------     ------------
Balance at October 31, 1997                           21,080,959     $210,810     $94,283,652     $28,500,132     $122,994,594
                                                      ==========     ========     ===========     ===========     ============




See Accompanying Notes.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     Nine months ended
                                                           ----------------------------------
                                                          October 31, 1997   November 3, 1996
                                                          ----------------   ----------------
OPERATING ACTIVITIES
Net income                                                  $ 10,790,951      $  3,976,656
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
        Depreciation and amortization                          3,916,830         2,492,804
        Gain on sale of RF Microsystems, Inc.                 (2,833,240)               --

        Changes in operating assets and liabilities:
            Accounts receivable                               (4,260,780)       (5,662,918)
            Inventories                                       (7,644,546)       (3,672,290)
            Prepaid expenses and other current assets            245,308          (955,729)
            Accounts payable                                   1,145,856           166,424
            Accrued expenses, deferred income taxes and
                   other long-term liabilities                    37,894           591,122
                                                            ------------      ------------
Net cash provided (used) by operating activities               1,398,273        (3,063,931)

INVESTING ACTIVITIES
Additions to property, plant and equipment                   (10,785,093)       (6,370,390)
Proceeds from sale of RF Microsystems, Inc.                    5,000,000                --
Payment for acquisitions, net of cash acquired                (5,066,075)       (4,011,735)
Other assets                                                     539,001         1,299,463
                                                            ------------      ------------
Net cash used by investing activities                        (10,312,167)       (9,082,662)

FINANCING ACTIVITIES
Borrowings under credit facilities and long-term debt         11,628,387         2,257,326
Repayments on credit facilities and long-term debt           (18,553,066)       (3,871,111)
Proceeds from sale of common stock                             1,877,754        18,354,132
Deferred offering costs                                               --         1,108,424
                                                            ------------      ------------
Net cash provided (used) by financing activities              (5,046,925)       17,848,771
                                                            ------------      ------------

Increase (decrease) in cash and cash equivalents             (13,960,819)        5,702,178
Cash and cash equivalents at beginning of period              63,172,362         2,345,632
Adjustment for net cash activity of pooled companies            (326,504)          (33,559)
                                                            ------------      ------------
Cash and cash equivalents at end of period                  $ 48,885,039      $  8,014,251
                                                            ============      ============


See Accompanying Notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      QUARTERLY FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1997 included in the Company's Form 10-K, as amended. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 31, 1997 and the results of its operations for the three and nine-month periods ended October 31, 1997 and November 3, 1996. The results of operations for the interim periods ended October 31, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

        On October 24, 1997, the Company acquired Q-bit Corporation ("Q-bit") in a transaction accounted for as a pooling of interests. The Company had previously acquired Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian") and C&S Hybrid, Inc. ("C&S") in transactions that were also accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements for the periods prior to these acquisitions have been restated to include each of the acquired Company's financial position, results of operations and cash flows.

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

2.      NET INCOME PER SHARE

        Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. The calculation of earnings per share reflects the historical information for REMEC, Magnum, Radian, C&S Hybrid and Q-bit after adjusting the Magnum, Radian, C&S Hybrid and Q-bit information to reflect the conversion of their respective outstanding common shares into REMEC shares as stipulated in the respective acquisition agreements.

        On June 6, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 20, 1997. All stock related data in the condensed consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary EPS with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including REMEC, Inc., will also be required to present "Diluted EPS" that reflects the potential dilutive effects of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The presentation of diluted earnings per share is expected to be substantially equivalent to amounts previously reported as primary earnings per share as calculated under APB Opinion No. 15.

3.      INVENTORIES

        Inventories consist of the following:

                                            October 31, 1997           January 31, 1997
                                            ----------------           ----------------
Raw materials                                  $14,466,258                $10,648,813
Work in progress                                14,302,910                 11,055,742
                                            --------------             --------------
                                                28,769,168                 21,704,555
Less unliquidated progress payments              (626,786)                (2,372,499)
                                            --------------             --------------
                                            $   28,142,382             $   19,332,056
                                            ==============             ==============

        Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,256,000 and $1,642,000 at October 31, 1997 and January 31, 1997,
        respectively.


4.      ACQUISITIONS

        Q-bit

        In October 1997, the Company acquired Q-bit, a manufacturer of amplifier based microwave components and multi-function modules, in exchange for 1,047,482 shares of the Company's common stock. Prior to the combination, Q-bit's fiscal year ended on December 31, 1996. In recording the business combination, Q-bit's financial statements for the interim periods ended October 31, 1997 were combined with REMEC's for the same period. Q-bit's statements of operations and cash flows for the three and nine months ended September 30, 1996 were combined with REMEC's for the three and nine months ended November 3, 1996. Q-bit's balance sheet as of December 31, 1996 was combined with REMEC's as of January 31, 1997.

        Included in the consolidated statement of operations for the three and nine months ended October 31, 1997 are costs of $333,000 related to the combination and integration of Q-bit and REMEC. These costs are comprised primarily of professional fees and other costs associated with the merger and the registration of shares issued in connection with the merger.

        Net sales and net income reported by REMEC and Q-bit for periods prior to the acquisition are as follows:



                                       Nine months ended
                             --------------------------------------
                             October 31, 1997      November 3, 1996
                             ----------------      ----------------
Net sales:
REMEC                        $  99,535,411              $77,187,099
Q-bit                           12,314,865                8,312,317
                              ------------              -----------
                              $111,850,276              $85,499,416
                              ============              ===========

Net income:
REMEC                         $  9,212,618               $4,203,919
Q-bit                            1,578,333                (227,263)
                               -----------               ----------
                               $10,790,951               $3,976,656
                               ===========               ==========

        Nanowave Technologies, Inc. ("Nanowave")

        In October 1997, the Company formed REMEC Canada (as a wholly owned subsidiary) for the purpose of acquiring Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules. Effective October 29, 1997, REMEC Canada acquired all of the outstanding common stock of Nanowave in exchange for cash consideration of $4,025,000 and 182,183 Dividend Access Shares with a fair value of $4,646,000. These Dividend Access Shares are convertible into an equivalent number of shares of REMEC Common Stock. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $11,130,000 is being carried as intangible assets, and will be amortized over periods ranging from 9 to 15 years. The Company's consolidated financial statements include the results of Nanowave from October 29, 1997 forward.

        Assuming that the acquisition of Nanowave had occurred on the first day of the Company's fiscal year ended January 31, 1997, pro forma condensed consolidated results of operations would be as follows:


                                        Nine months ended
                            -----------------------------------------
                            October 31, 1997         November 3, 1996
                            ----------------         ----------------
Net sales                   $    116,374,000         $     89,598,000
Net income                  $     10,834,000         $      3,881,000
Net income per share        $           0.50         $           0.23


        C&S Hybrid

        In June 1997, the Company acquired C&S Hybrid, a manufacturer of transmitter and receiver hardware assemblies ("transceivers") that are integrated by C&S Hybrid's customers into terrestrial-based point-to-point microwave radios primarily for use in commercial applications, in exchange for approximately 1,290,000 shares of the Company's common stock. Prior to the combination, C&S Hybrid's fiscal year ended on December 27, 1996. In recording the business combination, C&S Hybrid's financial statements for the three and nine month periods ended October 31, 1997 were combined with REMEC's for the same period. C&S Hybrid's statements of operations and cash flows for the three and nine months ended September 27, 1996 were combined with REMEC's for the three and nine months ended November 3, 1996. C&S Hybrid's balance sheet as of December 27, 1996 was combined with REMEC's as of January 31, 1997.

        Included in the consolidated statement of operations for the three and nine months ended October 31, 1997 are costs of $560,000 related to the combination and integration of C&S Hybrid and REMEC. These costs are comprised primarily of professional fees and other costs associated with the merger and the registration of shares issued in connection with the merger.


        Radian

        In February 1997, the Company acquired Radian, a manufacturer of microwave components, in exchange for approximately 950,024 shares of the Company's common stock. Prior to the combination, Radian's fiscal year ended on December 27, 1996. In recording the business combination, Radian's financial statements for the three and nine month periods ended October 31, 1997 were combined with REMEC's for the same period. Radian's statements of operations and cash flows for the three and nine months ended September 30, 1996 were combined with REMEC's for the three and nine months ended November 3, 1996. Radian's balance sheet as of December 27, 1996 was combined with REMEC's as of January 31, 1997.

        Included in the consolidated statement of operations for the three and nine months ended October 31, 1997 are costs of $176,000 related to the combination and integration of Radian and REMEC. These costs are comprised primarily of professional fees and other costs associated with the registration of shares issued in connection with the merger.

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


5.      SALE OF SUBSIDIARY

        On August 26, 1997, the Company sold its RF Microsystems subsidiary in exchange for cash consideration of $5.0 million. The sale resulted in an after tax gain of $1,728,000, or $0.08 per share. RF Microsystems provided satellite communications engineering services to agencies of the U.S. Government.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multifunction modules ("MFM's") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems, Inc. ("RFM"), Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian"), Verified Technical Corporation ("Veritek"), C&S Hybrid, Inc. ("C&S"), Q-bit Corporation ("Q-bit") and Nanowave Technologies, Inc. ("Nanowave").

        Prior to 1995, the majority of the Company's sales have been to prime contractors to various agencies of the U.S. Department of Defense and foreign defense contractors and governments. Beginning in 1995, the Company entered the commercial wireless telecommunications market via the establishment of Wireless. During 1996 and 1997, the Company increased its capability in this market by purchasing certain VSAT microwave design and manufacturing resources from STM Wireless and through its acquisitions of Magnum, Veritek, C&S, Q-bit and Nanowave. Accordingly, the Company expects sales to the commercial telecommunications market to represent an increasing percentage of revenues in the future.

        REMEC's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical REMEC funded research and development expenses in the defense industry have been minimal. As REMEC's commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. REMEC expects this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

        On October 24, 1997, the Company acquired all of the outstanding shares of Q-bit Corporation in a transaction accounted for as a pooling of interests. The Company has previously acquired Magnum, Radian and C&S Hybrid in a series of transactions accounted for as poolings of interests. Accordingly, all accompanying historical financial statement information has been restated to include Magnum's, Radian's, C&S Hybrid's and Q-bit's operations, assets and liabilities.

        In October 1997, REMEC acquired Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules, in a transaction accounted for as a purchase. In March 1997, the Company acquired Veritek, in a transaction which had also been accounted for as a purchase. The consolidated statements of income and cash flows for the nine month period ended October 31, 1997 include Veritek's and Nanowave's results from March 31, 1997 and October 29, 1997, respectively. REMEC's October 31, 1997 balance sheet includes Veritek's and Nanowave's assets and liabilities.

        On August 26, 1997, REMEC sold its RFM subsidiary. The sales resulted in an after tax gain of $1,728,000. RF Microsystems provided satellite communications engineering services to agencies of the U.S. Government.

        The Company historically has experienced some fluctuations in operating results attributable to various factors including the contractual demands of major customers and defense spending budgetary constraints. In addition, with the decline in available defense industry production programs, the Company's defense business has placed more reliance on development contracts as a source of defense revenues, resulting in an increased susceptibility to fluctuations due to an increase in revenues from fixed price development contracts as a percentage of total revenues. Development contracts carry reduced gross margins and are typically for minimal hardware deliveries and sporadic non-hardware revenue items which results in fluctuating revenues and gross margins. Furthermore, a large portion of the Company's expenses are fixed and difficult to reduce. If net sales do not meet the Company's expectations, the fixed nature of the Company's expenses would exacerbate the effect on profitability of any net sales shortfall.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.


                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                       -------------------------------------    ------------------------------------
                                       OCTOBER 31, 1997     NOVEMBER 3, 1996    OCTOBER 31, 1997    NOVEMBER 3, 1996
                                       ----------------     ----------------    ----------------    ----------------

Net sales ...........................         100%               100%               100%               100%
Cost of goods sold ..................          69                 73                 70                 72
                                              ---                ---                ---                ---
        Gross profit ................          31                 27                 30                 28
Operating expenses:
  Selling, general & administrative .          17                 15                 16                 16
        Research and development ....           3                  3                  4                  4
                                              ---                ---                ---                ---
             Total operating expenses          20                 18                 20                 20
                                                                                                       ---
Income from operations ..............          11                  9                 10                  8
Gain on sale of RF Microsystems, Inc.           7                  -                  3                  -
Interest income (expense) ...........           2                  -                  2                  -
                                              ---                ---                ---                ---
Income before income taxes ..........          20                  9                 15                  8
Provision for income taxes ..........           7                  4                  5                  3
                                              ---                ---                ---                ---
Net income ..........................          13%                 5%                10%                 5%
                                              ===                ===                ===                ===



         Net Sales. Net sales were $38.6 million and $111.9 million for the three and nine month periods ended October 31, 1997, representing increases of $8,004,000 or 26% and $26,351,000 or 31%, respectively, over the comparable prior year periods. Defense sales were $16.1 million and $52.5 million for the three and nine month periods ended October 31, 1997, representing a decrease of $1,485,000 or 8% and an increase of $2,589,000 or 5%, respectively, over the comparable prior year periods. Commercial wireless sales were $22.5 million and $59.4 million for the three and nine month periods ended October 31, 1997, representing increases of $9,488,000 or 73% and $23,763,000 or 67%, respectively, over the comparable prior year periods. The decrease in defense sales during the three months ended October 31, 1997 is primarily attributable to the sale of RF Microsystems in August 1997; results of operations for this period include only one month of RFM operations. The increased defense sales during the nine months ended October 31, 1997 are attributable to increased Microwave MFM and component sales offsetting reduced precision instrument sales. In addition, the fiscal 1998 period includes defense contract revenues of $3.8 million from RFM as opposed to $3.3 million in the fiscal 1997 period due to the inclusion of seven months of RFM operations in the fiscal 1998 period versus six months of RFM operations in the fiscal 1997 period (RFM was acquired in the second quarter of fiscal 1997). The increase in commercial sales is primarily attributable to increased customer demand for the Company's products.

         GROSS PROFIT. Gross profit was $11.8 million and $34.0 million for the three and nine month periods ended October 31, 1997, representing increases of $3,397,000 or 41% and $10,121,000 or 42%, respectively, over the comparable prior year periods. Gross margins for defense were 25% and 30% for the three and nine month periods ended October 31, 1997 compared with 26% and 25%, respectively, for the comparable prior year periods. Commercial gross margins were 34% and 31% for the three and nine month periods ended October 31, 1997 compared with 29% and 31%, respectively, for the comparable prior year periods. The decrease in defense margins during the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year is primarily attributable to costs incurred during the start up of production on several contracts. The increase in defense gross margins for the nine month period ended October 31, 1997 is primarily attributable to the increased sales volume resulting in lower unit costs through improved overhead absorption. The increase in commercial margins during the three months ended October 31, 1997 as compared with the three months ended November 3, 1996 is primarily attributable to a change in the Company's sales mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") expenses were $6.4 million and $18.0 million for the three and nine month periods ended October 31, 1997, representing increases of $1,661,000 or 35% and $4,544,000 or 34%, respectively, over the comparable prior year periods. These expenses as a percentage of sales increased to 17% and 16% for the three and nine month periods ended October 31, 1997 from 15% and 16% for the comparable prior year periods. The increased expenses are primarily attributable to increased personnel, legal and other administrative costs resulting from the Company's growth, costs associated with operating as a publicly owned company, as well as approximately $1,070,000 of direct transaction costs associated with the Radian, C&S Hybrid and Q-bit mergers.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.2 million and $3.9 million for the three and nine month periods ended October 31, 1997, representing increases of $274,000 or 29% and $374,000 or 11%, respectively, over the comparable prior year periods. The expenditures are almost entirely attributable to the commercial wireless business. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         GAIN ON SALE OF RF MICROSYSTEMS, INC. The Company's results of operations for the three and nine month periods ended October 31, 1997 include the gain from the sale of the Company's RFM subsidiary. There was no similar gain in the prior fiscal year.

         INTEREST (INCOME) EXPENSE. The Company's results of operations for the three and nine month periods ended November 3, 1996 included interest expense of $41,000 and interest income of $63,000, respectively. By contrast, results of operations for the three and nine month periods ended October 31, 1997, included net interest income of $608,000 and $1,834,000. The interest income during the current year reflects the increased level of cash on hand as a result of the funds generated from REMEC's follow-on public offering which was completed in January 1997.

         PROVISION FOR INCOME TAXES. REMEC's effective tax rate declined from 43% during the nine month period ended November 3, 1996 to 36% during the nine month period ended October 31, 1997. The fluctuations in the effective tax rate reflects REMEC's merger with Q-bit, which had operated as a Subchapter S corporation prior to the merger, as well as a reduction in REMEC's tax rate due to the benefit of tax credits for certain capital expenditures.

     LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1997, REMEC had $82.4 million of working capital which included cash and cash equivalents totaling $48.9 million. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. The Company's Q-bit subsidiary has a $1.65 million line of credit facility. Interest is payable monthly at the bank's prime rate, and borrowings under the line are collateralized by Q-bit's inventory and accounts receivable. As of October 31, 1997, there were no borrowings outstanding under REMEC's credit facilities.

         During the nine month period ended October 31, 1997, net cash provided by operations totaled $1.4 million as the cash flow from earnings and depreciation expense more than offset the $11.9 million increase in receivables and inventory. Investing activities utilized $10.3 million during the nine months ended October 31, 1997, primarily as a result of $10.8 million in capital expenditures. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's follow-on public offering completed in January 1997. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities utilized approximately $5.0 million during the first nine months of fiscal 1998, principally as a result of the Company's paying off certain bank and other obligations assumed in certain of the Company's acquisitions.

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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

             (a) The following exhibits are filed herewith:

                 -   Exhibit 11.1 -  Computation of Net Income per Common Share
                 -   Exhibit 27    -  Financial Data Schedule

             (b) There were no reports on Form 8-K filed during the quarter ended October 31, 1997.

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



REMEC, Inc.
(Registrant)



By:  /s/ Ronald E. Ragland
     --------------------------------------
     Ronald E. Ragland
     Chairman and Chief Executive Officer




By:  /s/ Michael D. McDonald
     --------------------------------------
     Michael D. McDonald
     Chief Financial Officer and Secretary


Date:    December 12, 1997

                                  EXHIBIT INDEX


Exhibit
Number

11.1         Computation of Net Income per Common Share

27           Financial Data Schedule