Form 10-K405/A
period 1997-01-31
REMEC INC
filed 1998-01-30
CIK 769874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                   FORM 10-K/A
                                (Amendment No. 2)

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _________________

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will to be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 8, 1997 was approximately $248.7 million based on the last reported sale price on the Nasdaq National Market of $23 3/4 per share of such stock on April 8, 1997.

         The number of outstanding shares of Registrant's Common Stock as of April 8, 1997 was 12,301,266.

                              LIST OF ITEMS AMENDED

         ITEM                                                                    PAGE
         ----                                                                    ----
6.       Selected Financial Data.....................................................

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................

8.       Financial Statements and Supplementary Data.................................



PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............



                                TEXT OF AMENDMENT



         Each of the above-listed Items is hereby amended by deleting the item in its entirety appearing in the Form 10-K of REMEC, Inc. (the "Company" or "REMEC") filed with the Securities and Exchange Commission ("SEC") on April 17, 1997 (the "Initial Filing") and the first amendment thereto on Form 10-K/A filed with the SEC on June 16, 1997 (the "Amendment No. 1"), and replacing each such Item with the corresponding Item that appears in this Amendment No. 2 to Annual Report on Form 10-K (the "Amendment No. 2"). The purpose of this Amendment No. 2 is to restate the Consolidated Financial Statements of REMEC to reflect its acquisition of Q-bit Corporation ("Q-bit") that was completed in October 1997 and its acquisition of C&S Hybrid, Inc. that was completed in June 1997, both of which were accounted for by REMEC as a pooling of interests.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements for REMEC and Notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data set forth below with respect to the Company's statements of income for each of the years in the three year period ended January 31, 1997 and with respect to the balance sheets at January 31, 1996 and 1997, are derived from the audited consolidated financial statements. These consolidated financial statements are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended January 31, 1993 and 1994 and the balance sheet data at January 31, 1993, 1994 and 1995, are derived from audited and unaudited financial statements not included in this Annual Report on Form 10-K.

                                         SELECTED HISTORICAL FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED JANUARY 31,
                                                 -------------------------------------------------------------------
                                                  1993           1994           1995           1996           1997
                                                 -------        -------        -------        -------       --------
STATEMENT OF OPERATIONS DATA:
Net sales...............................         $62,627        $66,599        $81,978        $93,228       $118,554
Cost of sales...........................          42,883         45,427         57,994         66,172         85,659
                                                 -------        -------        -------        -------       --------
  Gross profit..........................          19,744         21,172         23,984         27,056         32,895
Operating expenses:
   Selling, general and
     administrative.....................          11,864         13,332         15,646         16,611         19,349
Research and development                           1,525          1,323          2,067          4,016          4,605
                                                 -------        -------        -------        -------       --------
         Total operating expenses.......          13,389         14,655         17,713         20,627         23,954
                                                 -------        -------        -------        -------       --------
Income from operations..................           6,355          6,517          6,271          6,429          8,941
Interest (income) expense and other.....             222            191            590            401           (48)
                                                 -------        -------        -------        -------       --------
Income before provision for income taxes           6,133          6,326          5,681          6,028          8,989
Provision for income taxes..............           1,819          1,830          2,394          2,429          4,017
                                                 -------        -------        -------        -------       --------
Income before extraordinary item........           4,314          4,496          3,287          3,599          4,972
Extraordinary item......................             167             --             --             --             --
                                                 -------        -------        -------        -------       --------
Net income..............................         $ 4,481        $ 4,496        $ 3,287        $ 3,599       $  4,972
                                                 =======        =======        =======        =======       ========
Net income per share....................         $   .29        $   .34        $   .25        $   .28       $    .30
                                                 =======        =======        =======        =======       ========
Shares used in per share calculations...         $15,559        $13,309        $13,031        $12,989       $ 16,669
                                                 =======        =======        =======        =======       ========


                                                                         AT JANUARY 31,
                                              ----------------------------------------------------------------------
                                               1993           1994           1995           1996           1997
                                              -------        -------       -------        -------        --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................      $ 4,248        $ 4,156       $ 3,628        $ 3,828        $ 63,172
Working capital.........................       13,803         16,607        15,620         17,575          84,142
Total assets............................       30,143         42,424        42,357         48,558         125,440
Long-term debt..........................        2,446          5,846         3,235          4,781           2,493
Total shareholders' equity..............       17,971         22,177        24,489         27,247         103,555

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi-function modules ("MFMs") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems ("RFM"), Magnum Microwave ("Magnum"), Radian Technology, Inc. ("Radian"), C&S Hybrid, Inc. ("C&S") and Q-bit Corporation ("Q-bit").

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

         Effective January 31, 1994, REMEC acquired all of the outstanding stock of Humphrey in a transaction that was accounted for as a purchase. Humphrey designs and manufactures precision instruments for guidance, control and measurement systems used in defense and commercial applications. Effective April 30, 1996, REMEC acquired all of the outstanding common stock of RFM and various VSAT (very small aperture terminals) microwave design and manufacturing resources from STM in a transaction that was accounted for as a purchase. RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services. The consolidated statements of income and cash flows for all periods subsequent to April 30, 1996 include RFM's operating results from April 30, 1996. After the 1997 fiscal year end, on August 26, 1997, the Company sold RFM in exchange for cash consideration of $5.0 million. The sale resulted in an after tax gain of $1,728,000, or $0.08 per share.

         On August 26, 1996, REMEC acquired all of the outstanding common stock of Magnum in a transaction that was accounted for as a pooling of interests. Magnum is a leading supplier of oscillators and mixers. On February 28, 1997, REMEC acquired all of the outstanding common stock of Radian, in a transaction that was accounted for as a pooling of interests. Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. On June 27, 1997, REMEC acquired all of the outstanding common stock of C&S Hybrid in a transaction that was accounted for as a pooling of interests. C&S Hybrid is a manufacturer of transmitter and receiver hardware assemblies ("transceivers") that are integrated into terrestrial-based point-to-point microwave radios primarily for use in commercial applications. On October 24, 1997, REMEC acquired all of the outstanding common stock of Q-bit in a transaction that was accounted for as a pooling of interests. Q-bit is a manufacturer of amplifier-based microwave components and multi-function modules. All accompanying historical financial statement information has been restated to include the operations, assets and liabilities of Magnum, Radian, C&S Hybrid, and Q-bit.

         In March 1997, REMEC acquired Verified Technical Corporation ("Veritek"), a producer of high quality surface mount manufacturing assemblies in a transaction accounted for as a purchase. In October 1997, REMEC formed REMEC Canada (as a wholly owned subsidiary) for the purpose of facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave Technologies, Inc., a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules, in a transaction accounted for as a purchase. REMEC Canada completed the acquisition of Nanowave Technologies, Inc. effective as of October 29, 1997. Since both Veritek and Nanowave were acquired after the 1997 fiscal year end (and accounted for as purchases), the consolidated results of operations of REMEC presented herein do not include the operations of either Veritek or Nanowave.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                       FISCAL YEARS ENDED JANUARY 31,
                                                                ------------------------------------------
                                                                 1995             1996              1997
                                                                 ----             ----              ----
Net sales..............................................            100%             100%              100%
Cost of sales..........................................             71               71                72
                                                                   ---              ---               ---
   Gross profit........................................             29               29                28
Operating expenses:
   Selling, general & administrative...................             19               18                17
   Research and development............................              2                4                 4
                                                                   ---              ---               ---
Total operating expenses...............................             21               22                21
   Income from operations..............................              8                7                 7
Interest (income) expense and other....................              1               --                --
                                                                   ---              ---               ---
Income before provision
   for income taxes....................................              7                7                 7
Provision for income taxes.............................              3                3                 3
                                                                   ---              ---               ---
   Net income..........................................              4%               4%                4%
                                                                   ===              ===               ===


FISCAL YEAR ENDED JANUARY 31, 1997 VS. FISCAL YEAR ENDED JANUARY 31, 1996

         Net Sales. Net sales increased 27% from $93.2 million during fiscal 1996 to $118.6 million for fiscal 1997. The increase in net sales is attributed to sales increases at all of REMEC's operating subsidiaries, including $4.8 million of net sales of RFM from the effective date of the acquisition. Defense sales increased from $63.0 million for fiscal 1996, to $69.8 million for fiscal 1997, an 11% increase. Commercial sales increased from $30.2 million in fiscal 1996 to $48.8 million in fiscal 1997, a 62% increase. The increase in defense net sales is attributable to increased bookings during fiscal 1997 and increased shipments on production contracts for existing programs and customers. Results for fiscal 1996 include $2.4 million of non-recurring revenue, $0.9 million of gross profit and $0.3 million of selling, general and administrative expenses associated with the settlement of a termination claim for a large defense contract. A significant portion of the sales to commercial wireless customers were attributable to the production of microwave front-ends and VSAT equipment for P-COM and STM, respectively.

         Gross Profit. Gross profit increased 22% from $27.1 million for fiscal 1996 to $32.9 million for fiscal 1997. Gross margin decreased from 29% in fiscal 1996 to 28% in fiscal 1997. Gross margins for defense were 26% in fiscal 1996 and 27% in fiscal 1997. The improved defense gross margins in fiscal 1997 is primarily attributable to the increased sales volume in fiscal 1997 resulting in lower unit costs through improved overhead absorption. Commercial gross margins were 36% in fiscal 1996 and 29% in fiscal 1997. The decline in commercial margins were primarily the result of a change in sales mix and start-up costs associated with the introduction of new products at certain of the Company's subsidiaries.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 16% from $16.6 million during fiscal 1996 to $19.3 million for fiscal 1997. This increase is primarily attributable to additional SG&A costs associated with the Wireless and RFM operations, neither of which were significant contributors to prior year SG&A costs. Wireless was operating at start-up levels during fiscal 1996, while RFM was not included in prior year results as it was not acquired until the second quarter of fiscal 1997. In addition, SG&A expenses for fiscal 1997 increased due to $424,000 of non-recurring acquisition costs associated with the Magnum merger. SG&A declined as a percentage of net sales from 18% for fiscal 1996 to 17% for fiscal 1997, due to increased sales volume. REMEC expects SG&A expenses to increase in absolute dollars in the future as it pursues opportunities in the commercial wireless telecommunications market.

         Research and Development Expenses. Research and development expenses increased from $4.0 million for fiscal 1996 to $4.6 million for fiscal 1997. This increase resulted primarily from commercial wireless telecommunications research and development expenses arising from the expansion of the Company's commercial business.

         Interest (Income) Expense and Other. Interest expense was $401,000 for fiscal 1996 as compared to interest income of $48,000 for fiscal 1997. The change is primarily attributable to the increased interest income associated with the increased level of cash on hand as a result of the funds generated from REMEC's initial public offering which was consummated in February 1996.

         Provision for Income Taxes. REMEC's effective income tax rate increased from 40% for fiscal 1996 to 45% for fiscal 1997. The increase in the Company's effective tax rate reflects the net loss generated at the Company's Q-bit subsidiary. Prior to its acquisition by REMEC, Q-bit had operated as an "S corporation" under the Internal Revenue Code. Accordingly, the consolidated financial statements reflect no benefit for Q-bit's net operating losses.

FISCAL YEAR ENDED JANUARY 31, 1996 VS. FISCAL YEAR ENDED JANUARY 31, 1995

         Net Sales. Net sales increased 14% from $82.0 million during fiscal 1995 to $93.2 million during fiscal 1996. Defense sales increased from $60.1 million in fiscal 1995 to $63.0 million in fiscal 1996, a 5% increase. Commercial sales increased from $21.9 million in fiscal 1995 to $30.2 million in fiscal 1996, a 38% increase.

         Gross Profit. Gross profit increased 13% from $24.0 million for fiscal 1995 to $27.1 million for fiscal 1996. Gross margin was 29% in both fiscal 1995 and fiscal 1996. Gross margins for commercial were 42% in fiscal 1995 versus 36% in fiscal 1996. Commercial gross margins were affected by start-up costs associated with the Company's new P-COM contract. Gross margins for defense were 25% in fiscal 1995 versus 26% in fiscal 1996. The improved defense gross margins in fiscal 1996 are primarily attributable to the increased sales volume in fiscal 1996 resulting in lower unit costs through improved overhead absorption.

         Selling, General and Administrative Expenses. SG&A expenses increased 6% from $15.6 million during fiscal 1995 to $16.6 million for fiscal 1996. SG&A declined as a percentage of net sales from 19% for fiscal 1995 to 18% for fiscal 1996 due to increased sales volume.

         Research and Development Expenses. Research and development expenses increased from $2.1 million for fiscal 1995 to $4.0 million for fiscal 1996. This increase resulted primarily from commercial wireless telecommunications research and development expenses.

         Interest (Income) Expense and Other. Interest expense decreased from $590,000 for fiscal 1995 to $401,000 for fiscal 1996. The decrease is attributable to continued reductions in average bank borrowings as REMEC reduced the debt attributable to the Humphrey acquisition.

         Provision for Income Taxes. REMEC's effective income tax rate decreased from 42% in fiscal 1995 to 40% in fiscal 1996 primarily as a result of the benefit of Q-bit's status as an "S corporation" under the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1997, REMEC had $63.2 million of cash and cash equivalents and $84.1 million of working capital. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. As of January 31, 1997, there were no borrowings outstanding under REMEC's credit facilities. During fiscal 1997, REMEC's net cash provided by operations was approximately $829,000. The fiscal year 1997 net cash provided by operations primarily consisted of approximately $8.6 million of net income and depreciation and amortization expenses offsetting increases in accounts receivable and inventories of $4.9 million and $2.5 million, respectively. The increase in accounts receivable and inventories during fiscal 1997 resulted from REMEC's increased level of sales.

         Investing activities utilized $10.0 million in cash during fiscal 1997, primarily a result of the $4.0 million cash acquisition of RFM and $7.4 million of capital expenditures offset by approximately $1.5 million in sales of short-term investments. The bulk of the fiscal 1997 capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's public offerings completed in February 1996 and January 1997. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements.

         In February 1996, REMEC completed an initial public offering in which it sold a total of approximately 2.3 million shares of Common Stock at $8.00 per share. The net proceeds from the offering after deducting underwriting commissions and expenses totaled $15.6 million. In January 1997, REMEC sold approximately 2.4 million shares of Common Stock at $23.00 per share in a public offering. The net proceeds from the offering after deducting underwriting commissions and expenses totaled $52.0 million. REMEC also realized proceeds of approximately $3.7 million from additional issuances of stock primarily attributable to REMEC's Employee Stock Purchase Plan and a private equity placement by REMEC's Magnum subsidiary completed prior to its merger in August 1996. In addition to the funds invested in connection with the acquisition of RFM, an additional $2.4 million of the initial public offering proceeds were utilized to pay down certain bank obligations, including $526,000 of obligations assumed in the acquisition of RFM.

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

         3.       Exhibits

                Exhibit No.                  Description
                -----------                  -----------
                   2.1(1)   Agreement and Plan of Reorganization and Merger between
                            Magnum Microwave Corporation, the Registrant and REMEC
                            Acquisition Corporation
                   2.2(2)   Stock Purchase Agreement dated March 31, 1996 between STM
                            Wireless, Inc., a Delaware Corporation, and the Registrant
                   3.1(3)   Restated Articles of Incorporation
                   3.2(3)   By-Laws, as amended
                  10.1(3)   Equity Incentive Plan
                  10.2(3)   Employee Stock Purchase Plan
                  10.3(3)   Form of Indemnification Agreements between Registrant and
                            its officers and directors
                  10.4(3)   Credit Agreement between the Registrant and
                            The Bank of California, N.A., dated June 17,
                            1993, as amended
                 +10.5(3)   Manufacturing Agreement Terms and Conditions
                            dated August 10, 1995 between the Registrant
                            and P-COM, Inc.
                  10.6(3)   Standard Industrial Lease between the Registrant and
                            Transcontinental Realty Investors, Inc., dated February 1,
                            1990, as amended.
                  10.7(3)   Standard Industrial Lease between the Registrant and
                            Chesapeake Business Park 1983, dated December 13, 1988, as amended.
                  10.8(1)   Form of Employment and Non-Competition Agreement with
                            Joseph Lee (attached as Exhibit 1 to Agreement and Plan of
                            Reorganization and Merger filed as Exhibit 2.1)
                  10.9(4)   1996 Nonemployee Directors Stock Option Plan
                  10.10(7)  Employment and Non-Competition Agreement between Jim
                            Mongillo and the Registrant
                  10.11(5)  Agreement and Plan of Reorganization and Merger by and
                            among REMEC, Inc., C&S Acquisition Corporation and C&S
                            Hybrid, Inc., dated as of April 10, 1997
                  10.12(6)  C&S Hybrid, Inc. 1996 Equity Incentive Plan
                  10.13(8)  Agreement and Plan of Reorganization and Merger by and
                            among the Registrant, RQB Acquisition Corporation and Q-bit
                            Corporation, dated as of October 24, 1997
                  10.14(8)  Stock Purchase Agreement by and among Justin
                            Miller, Ph.D., RoyNat, Inc., REMEC Canada
                            ULC and the Registrant, dated as of
                            September 30, 1997
                  11.1(8)   Statement Re:  Computation of per Share Data
                  21.1(8)   Subsidiaries of the Registrant
                  23.1(8)   Consent of Ernst & Young LLP, Independent Auditors
                  23.2(8)   Consent of Ireland San Filippo, LLP
                  23.3(8)   Consent of Bray, Beck & Koetter
                  24.1(7)   Power of Attorney (included on Page S-1 of the Initial
                            Filing of the Annual Report on Form 10-K)

-----------------

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

(5) Previously filed with the Securiteis and Exchange Commission as an exhibit to Amendment No. 1 to Registrant's Registration Statement on
         Form S-4 (No. 333-27023) filed on June 13, 1997 and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-8 (No.
         333-37191) filed on October 6, 1997 and incorporated herein by reference.

(7)      Filed with the Initial Filing of the Annual Report on Form 10-K.

(8)      Filed with this Amendment No. 2.

+        Confidential treatment granted.



         (b)      Report on Form 8-K

         There were no reports on Form 8-K filed in the fourth quarter of fiscal
         1997.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                      PAGE
REMEC, INC.
Report of Ernst & Young LLP, Independent Auditors..........................           F-2
Report of Ireland San Filippo LLP, Independent Auditors....................           F-3
Report of Bray, Beck & Koetter, Independent Auditors.......................           F-4
Consolidated Balance Sheets at January 31, 1996 and 1997...................           F-5
Consolidated Statements of Income for the years ended January 31, 1995, 1996
     and 1997..............................................................           F-6
Consolidated Statements of Shareholders' Equity as of January 31, 1995, 1996
     and 1997..............................................................           F-7
Consolidated Statements of Cash Flows for the years ended January 31, 1995,
     1996 and 1997.........................................................           F-8
Notes to Consolidated Financial Statements.................................           F-9

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

         We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Radian Technology, Inc. and Q-bit Corporation, wholly-owned subsidiaries, which statements reflect total assets constituting 20% in 1996 and 8% in 1997, and total revenues constituting 20% in 1995, 22% in 1996, and 17% in 1997 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Radian Technology, Inc. and Q-bit Corporation, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.


                                            /s/ ERNST & YOUNG LLP
                                            ------------------------------------
                                            ERNST & YOUNG LLP

San Diego, California
February 24, 1997
except for the first three paragraphs of Note 2, as to which the dates are October 24, 1997, June 27, 1997 and February 28, 1997, respectively.

            REPORT OF IRELAND SAN FILIPPO LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Radian Technology, Inc.
Santa Clara, California

We have audited the accompanying balance sheet of RADIAN TECHNOLOGY, INC. (a California corporation), as of December 27, 1996, and December 29, 1995, and the related statements of income and expense, stockholders' equity, and cash flows for each of the years ended December 30, 1994, December 29, 1995, and December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RADIAN TECHNOLOGY, INC. as of December 27, 1996, and December 29, 1995, and the results of its operations and its cash flows for each of the years ended December 30, 1994, December 29, 1995, and December 27, 1996, in conformity with generally accepted accounting principles.




IRELAND SAN FILIPPO, LLP


March 6, 1997

              REPORT OF BRAY, BECK & KOETTER, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Q-bit Corporation
Palm Bay, Florida

We have audited the accompanying balance sheets of Q-bit Corporation (an S Corporation) as of December 31, 1996 and 1995 and the related statements of operations, retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Q-bit Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ BRAY, BECK & KOETTER


Melbourne, Florida
February 28, 1997

                                   REMEC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             JANUARY 31,
                                                                             -----------
                                                                     1996                   1997
                                                                 -----------             -----------
                                            ASSETS
Current assets:
     Cash and cash equivalents.........................          $ 2,345,632            $ 63,159,932
     Short-term investments............................            1,482,548                  12,430
     Accounts receivable, net..........................           10,042,770              15,972,993
     Inventories, net..................................           16,475,802              19,332,056
     Deferred income taxes.............................            2,051,314               3,033,818
     Prepaid expenses and other current assets.........              299,687                 582,542
                                                                 -----------             -----------
                  Total current assets.................           32,697,753             102,093,771
     Property, plant and equipment, net................           13,416,276              18,543,405
     Deferred offering costs...........................            1,108,424                      --
     Intangible and other assets.......................            1,335,969               4,803,307
                                                                 -----------           -------------
                                                                 $48,558,422            $125,440,483
                                                                  ==========             ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit and other short-term
         debt..........................................           $  203,194             $ 1,891,449
     Accounts payable..................................            5,341,806               5,973,537
     Accrued salaries, benefits and related taxes......            5,140,821               4,845,956
     Income taxes payable..............................            1,731,494               2,249,087
     Accrued expenses..................................            2,029,264               2,540,037
     Current portion of notes payable and
         capital lease obligations.....................              676,136                 482,200
                                                                  ----------              ----------
                  Total current liabilities............           15,122,715              17,982,266
Deferred rent..........................................              443,164                 262,432
Deferred income taxes..................................              964,000               1,179,353
Notes payable, less current portion....................            4,682,837               1,882,776
Capital lease obligations, less current portion........               98,475                 579,000
Commitments
Shareholders' equity:
     Convertible preferred shares -- $.01 par value,
         718,607 shares authorized, issued and
         outstanding at January 31, 1996; aggregate
         liquidation preference of $6,000,000.........                 7,186                      --
     Common shares -- $.01 par value, 40,000,000 shares
         authorized; issued and outstanding shares --
         11,073,539 and 20,535,457 at January 31, 1996
         and 1997, respectively........................              110,736                 205,356
     Paid-in capital...................................           14,404,746              85,787,686
     Retained earnings.................................           12,724,563              17,561,614
                                                                  ----------            ------------

                  Total shareholders' equity...........           27,247,231             103,554,656
                                                                  ----------             -----------
                                                                 $48,558,422            $125,440,483
                                                                  ==========             ===========


                             See accompanying notes.

                                   REMEC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                         YEARS ENDED JANUARY 31,
                                                          -----------------------------------------------------
                                                             1995                1996                  1997
                                                          -----------         -----------           -----------
Net sales..........................................       $81,977,953         $93,228,090          $118,553,842
Cost of sales......................................        57,993,998          66,172,461            85,658,524
                                                          -----------         -----------           -----------

     Gross profit..................................        23,983,955          27,055,629            32,895,318
Operating expenses:
     Selling, general & administrative.............        15,645,929          16,610,999            19,349,733
     Research and development......................         2,067,133           4,016,335             4,605,000
                                                          -----------         -----------           -----------

Total operating expenses...........................        17,713,062          20,627,334            23,954,733
                                                          -----------         -----------           -----------
     Income from operations........................         6,270,893           6,428,295             8,940,585
Interest (income) expense and other................           589,997             400,593               (48,405)
                                                          -----------         -----------           -----------

     Income before provision for income taxes......         5,680,896           6,027,702             8,988,990
Provision for income taxes.........................         2,393,420           2,428,658             4,016,667
                                                          -----------         -----------           -----------

     Net income....................................       $ 3,287,476         $ 3,599,044           $ 4,972,323
                                                          ===========         ===========           ===========
Net income per share...............................       $       .25         $       .28           $       .30
                                                          ===========         ===========           ===========
Shares used in per share calculations..............        13,031,000          12,989,000            16,669,000
                                                          ===========         ===========           ===========

                                   REMEC, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             CONVERTIBLE
                                          PREFERRED SHARES          COMMON SHARES            PAID-IN       RETAINED
                                         -------------------   ------------------------    -----------     --------
                                         SHARES       AMOUNT     SHARES        AMOUNT        CAPITAL       EARNINGS       TOTAL
                                         ------       ------   ----------    ----------    -----------    ----------    -----------
Balance at January 31, 1994...........   718,607    $  7,186   11,624,878    $116,249      $16,041,520    $6,012,302    $22,177,257
   Issuance of common shares upon
     exercise of stock options........        --         --         9,393          94            7,016            --          7,110
   Repurchase of common shares........        --         --      (311,391)     (3,114)        (925,240)           --       (928,354)
   Cash dividends.....................        --         --            --          --               --       (54,789)       (54,789)
   Net income.........................        --         --            --          --               --     3,287,476      3,287,476
                                       ---------    --------  -------------  -----------  ------------     ---------      ---------

Balance at January 31, 1995...........   718,607      7,186    11,322,880     113,229       15,123,296     9,244,989     24,488,700
   Issuance of common shares upon
     exercise of stock options........        --         --        28,365         284           67,176            --         67,460
   Repurchase of common shares........        --         --      (277,706)     (2,777)        (785,726)           --       (788,503)
   Cash dividends.....................        --         --            --          --               --      (119,470)      (119,470)
   Net income.........................        --         --            --          --               --     3,599,044      3,599,044
                                       ---------    --------  -------------  ----------   --------------   ---------      ---------

Balance at January 31, 1996...........   718,607      7,186    11,073,539     110,736       14,404,746    12,724,563     27,247,231
   Issuance of common shares in
     initial public offering..........        --         --     3,397,340      33,973       15,615,236            --     15,649,209
   Conversion of preferred shares.....  (718,607)    (7,186)    1,616,864      16,169           (8,983)           --            --
   Issuance of common shares                  --         --       443,467       4,435        1,872,140            --      1,876,575
     for cash.........................
   Issuance of common shares
     under employee stock                     --         --       347,850       3,479        1,670,637            --      1,674,116
     purchase plan....................
   Issuance of common shares upon
     exercise of stock options........        --         --        37,647         376           88,824            --         89,200
   Income tax benefits related to
     employee stock purchase plan
     and stock options exercised......        --         --            --          --          209,399            --        209,399
   Issuance of common shares in
     stock offering...................        --         --     3,618,750      36,188       51,935,687            --     51,971,875
   Net income.........................        --         --            --          --               --     4,972,323      4,972,323
   Elimination of Magnum activity
     for the duplicated two months
     ended March 31, 1996.............        --         --            --          --               --      (135,272)      (135,272)
                                       ---------    -------    ----------    --------      -----------    -----------  ------------

Balance at January 31, 1997...........        --   $     --    20,535,457    $205,356      $85,787,686    $17,561,614  $103,554,656
                                       =========   ========    ==========    ========      ===========    ===========  ============



                             See accompanying notes.

                                   REMEC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED JANUARY 31,
                                                               ------------------------------------------------------
                                                                  1995               1996                    1997
                                                               -----------        -----------             -----------
Operating activities:
Net income.........................................             $3,287,476         $3,599,044             $4,972,323
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization.............              2,840,500          2,946,040              3,647,507
         Deferred income taxes.....................                801,099           (779,470)              (767,151)
         Changes in operating assets and liabilities:
              Accounts receivable..................               (680,349)          (786,153)            (4,862,195)
              Inventories..........................                (23,497)        (2,008,355)            (2,539,276)
              Prepaid expenses and other
                  current assets...................                 10,897             33,297               (256,477)
              Accounts payable.....................                131,751          1,726,676                 78,089
              Accrued expenses, income taxes
                  payable and deferred rent........                (91,069)         1,355,040                556,250
                                                               -----------        -----------             -----------
                  Net cash provided by
                      operating activities.........              6,276,808          6,086,119                829,070
Investing activities:
     Additions to property, plant and equipment....             (2,717,564)        (4,808,031)            (7,362,734)
     Payment for purchase of RF Microsystems,
         net of $60,337 cash acquired..............                     --                 --             (4,011,735)
     Purchase of short-term investments............             (1,454,598)          (981,607)                    --
     Sale of short-term investments................                     --            953,657              1,482,565
     Other assets..................................                 24,646             99,820               (145,750)
                                                               -----------        -----------             -----------

         Net cash used by investing activities.....             (4,147,516)        (4,736,161)           (10,037,654)
Financing activities:
     Proceeds from bank revolving term loan,
         line-of-credit and long-term debt.........             11,525,000         14,367,464              1,100,000
     Repayments on bank revolving term loan,
         line-of-credit and long-term debt.........            (14,050,314)       (14,056,928)            (3,412,956)
     Repurchase of common stock....................               (928,354)          (788,503)                    --
     Proceeds from issuance of common stock........                  7,110             67,460             71,260,975
     Change in deferred offering costs.............                     --         (1,108,424)             1,108,424
     Cash dividends................................               (204,729)          (119,470)                    --
                                                                -----------        -----------           -----------

       Net cash provided (used) by financing activities         (3,651,287)        (1,638,401)            70,056,443

Increase (decrease) in cash and cash equivalents...             (1,521,995)          (288,443)            60,847,859
Cash and cash equivalents at beginning of year.....              4,156,070          2,634,075              2,345,632
Elimination of Magnum's net cash activities for the
     duplicated two months ended March 31, 1996....                     --                 --                (33,559)
                                                               -----------        -----------             -----------

Cash and cash equivalents at end of year...........             $2,634,075         $2,345,632            $63,159,932
                                                               ===========        ===========            -----------

Supplemental disclosures of cash flow information:
    Cash paid for:
         Interest..................................             $  759,000         $  568,000            $   414,000
                                                               ===========        ===========            -----------
         Income taxes..............................             $1,824,000         $2,558,000            $ 3,091,000
                                                               ===========        ===========            -----------
Supplemental disclosure of noncash investing
     and financing activities:
         Assets acquired under capital leases
              and notes payable....................             $  255,000         $  371,000            $   962,000
                                                               ===========        ===========            -----------

                                   REMEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Business

         REMEC, Inc. (the "Company") was incorporated in the State of California in January 1983. The Company is engaged in a single business segment consisting of the research, design, development and manufacture of microwave and radio frequency (RF) components and subsystems and precision instruments for control and measurement systems. Prior to fiscal 1996, the majority of the Company's sales have been to prime contractors, to various agencies of the U.S. Department of Defense and to foreign governments. In May 1995, the Company incorporated REMEC Wireless, Inc. (a wholly owned subsidiary) to research, design, develop and manufacture products based on microwave technologies for commercial customers. In fiscal 1997, the Company acquired Magnum Microwave Corporation, a manufacturer of microwave components and subsystems, and RF Microsystems, Inc., a satellite communications engineering company. During fiscal 1998, the Company acquired Radian Technology, Inc., C&S Hybrid, Inc., and Q-bit Corporation, in a series of transactions accounted for as poolings of interests. The Company's consolidated financial statements for the periods prior to these acquisitions have been restated to include each of the acquired Company's financial position, results of operations and cash flows.

       Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Humphrey, Inc., REMEC Wireless, Inc., RF Microsystems, Inc., Magnum Microwave Corporation, Radian Technology, Inc., C&S Hybrid, Inc. and Q-bit Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

       Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are recorded at the amortized cost plus accrued interest which approximates market value. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

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

       Inventory

         Inventories are stated at the lower of cost or market. In accordance with industry practice, the Company has adopted a policy of capitalizing general and administrative costs as a component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       Progress Payments

         Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received.

       Property, Plant and Equipment

         Property, plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Depreciation expense includes the amortization of equipment under capital leases. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

       Intangible Assets

         Intangible assets in the accompanying balance sheets are primarily comprised of goodwill and purchased technology recorded in connection with the acquisitions of Humphrey, Inc. (in February 1994) and RF Microsystems, Inc. (See
Note 2.) These assets are being amortized using the straight-line method over ten and fifteen years, respectively. Amortization expense related to intangible assets totaled $183,772 and $345,531 for fiscal years 1996 and 1997, respectively.

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

       Revenue Recognition

         Revenues on fixed-price long-term and commercial contracts are recognized using the units of delivery method. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract. Revenues for cost-reimbursement contracts are recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

       Research and Development

         Research and development costs incurred by the Company are expensed in the period incurred.

       Net Income Per Share

         Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering ("IPO") (See
Note 6) have been included in the calculations as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the number of shares used in computing net income per share also includes convertible preferred stock, which converted into 1,077,909 common shares upon the closing of the initial public offering, as if they were converted into common shares as of their original dates of issuance. The calculation of net income per share reflects the historical information for REMEC, Magnum, Radian, C&S Hybrid and Q-bit after adjusting the Magnum, Radian,

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


C&S Hybrid and Q-bit information to reflect the conversion of Magnum, Radian, C&S Hybrid and Q-bit common shares into REMEC shares as stipulated in the respective acquisition agreements. (See Note 2.)

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

         On June 6, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 30, 1997. All stock related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

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

       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on long term contracts and warranty costs. Actual results could differ from those estimates.

2.     ACQUISITIONS

       Q-bit Corporation ("Q-bit")

         In October 1997, the Company acquired Q-bit, a manufacturer of amplifier based microwave components and multi-function modules, in exchange for 1,047,482 shares of the Company's common stock. Prior to the combination, Q-bit's fiscal year ended on December 31, 1996. In recording the business combination, Q-bit's financial statements for the fiscal years ended December 31, 1994, 1995 and 1996 were combined with REMEC's for the fiscal years ended January 31, 1995, 1996 and 1997, respectively. Q-bit's net sales and net income for the one month period ended January 31, 1997 were $1,295,557 and $103,610, respectively.

       C&S Hybrid ("C&S Hybrid")

         In June 1997, the Company acquired C&S Hybrid, a manufacturer of transmitter and receiver hardware assemblies ("transceivers") that are integrated by C&S Hybrid's customers into terrestrial-based point-to-point microwave radios primarily for use in commercial applications, in exchange for approximately 1,290,000 shares of the Company's common stock. Prior to the combination, C&S Hybrid's fiscal year ended on December 27, 1996. In recording the business combination, C&S Hybrid's financial statements for the fiscal years ended December 16, 1994, December 22, 1995 and December 27, 1996 were combined with REMEC's for the fiscal years ended

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


January 31, 1995, 1996 and 1997, respectively. C&S Hybrid's net sales and net income for the one month ended January 31, 1997 were $1,569,129 and $53,976, respectively.

       Radian Technology, Inc. ("Radian")

         On February 28, 1997, the Company issued 950,024 shares of its common stock in exchange for all of the outstanding shares of common stock of Radian, a manufacturer of microwave components and subsystems. Prior to the combination, Radian's fiscal year ended on Friday closest to December 31. In recording the business combination, Radian's financial statements for the fiscal years ended December 30, 1994, December 29, 1995 and December 27, 1996 were combined with REMEC's for the fiscal years ended January 31, 1995, 1996 and 1997, respectively. Radian's net sales and net loss for the one month period ended January 31, 1997 were $299,000 and $10,000, respectively.

       Magnum Microwave Corporation ("Magnum")

         On August 26, 1996, the Company issued 1,612,399 shares of its common stock in exchange for all of the outstanding shares of common stock of Magnum, a manufacturer of microwave components and subsystems. Immediately prior to the acquisition, Magnum issued 197,187 equivalent shares of stock for cash of approximately $1,500,000. Prior to the combination, Magnum's fiscal year ended on the Friday closest to March 31. In recording the business combination, Magnum's financial statements for the fiscal years ended March 31, 1995 and March 29, 1996 were combined with REMEC's for the fiscal years ended January 31, 1995 and 1996, respectively. Consolidated operating results and the net change in consolidated cash and cash equivalents for the year ended January 31, 1997 include Magnum's results of operations and change in cash flows for the two months ended March 31, 1996. Magnum's net sales and net income for the two month period ended March 31, 1996 were $1,743,000 and $135,000, respectively. Included in general and administrative expenses in the consolidated statement of income for the year ended January 31, 1997 are costs of $424,000 related to the acquisition of Magnum.

         Net sales and net income reported by REMEC, Magnum, Radian, C&S Hybrid and Q-bit for periods prior to the acquisitions are as follows:

                                                     YEARS ENDED JANUARY 31,
                                            -------------------------------------------
                                                1995           1996            1997
                                             ----------      ---------      ----------
Net Sales:
  REMEC.................................    $46,246,959    $52,784,385    $ 74,643,897
  Magnum................................     11,306,499      9,360,322      11,300,351
                                            -----------    -----------    ------------
         Total previously reported......     57,553,458     62,144,707      85,944,248
  Radian................................      7,051,030      9,100,000       9,127,554
  C&S Hybrid............................      8,216,920     10,939,493      13,026,276
  Q-bit.................................      9,156,545     11,043,890      10,455,764
                                            -----------    -----------    ------------
         Total..........................    $81,977,953    $93,228,090    $118,553,842
                                            ===========    ===========    ============

Net Income:
  REMEC.................................    $ 1,427,925     $1,480,744      $3,765,120
  Magnum................................      1,104,004        675,650       1,105,188
                                            -----------    -----------    ------------
         Total previously reported......      2,531,929      2,156,394       4,870,308
  Radian................................        454,724        697,716         857,752
  C&S Hybrid............................        266,721        522,373         493,967
  Q-bit.................................         34,102        222,561      (1,249,704)
                                            -----------    -----------    ------------
         Total..........................    $ 3,287,476    $ 3,599,044    $  4,972,323
                                            ===========    ===========    ============


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

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

No. 16. The estimated excess of the purchase price over the net assets acquired of $3,559,000 is being carried as intangible assets, and will be amortized over an estimated life of 15 years. The Company's consolidated financial statements include the results of RFM from April 30, 1996.

         A summary of the RFM acquisition costs and an allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

Total acquisition cost:
  Cash paid.......................................................    $ 3,933,000
  Payment of acquisition related expenses.........................        133,000
                                                                      -----------
                                                                      $ 4,066,000
Allocated as follows:
  Current assets..................................................    $ 1,622,000
  Machinery and equipment.........................................        320,000
  Acquired intangibles............................................      3,559,000
  Liabilities assumed.............................................    (1,435,000)
                                                                      -----------
                                                                      $ 4,066,000

         Assuming that the acquisition of RFM had occurred on the first day of the Company's fiscal year-ended January 31, 1996, pro forma condensed consolidated results of operations would be as follows:

                         PRO FORMA RESULTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           YEARS ENDED JANUARY 31,
                                                                         ---------------------------
                                                                             1996             1997
                                                                             ----             ----
Net Sales.....................................................             $101,299        $120,519
Net Income....................................................                3,384           4,931
Net Income Per Share..........................................             $    .26        $    .30


         See Note 11 for additional information regarding acquisitions completed after January 31, 1997 and accounted for under the purchase method.

3.     FINANCIAL STATEMENT DETAILS

       Inventories

         Inventories consist of the following:

                                                                                 JANUARY 31,
                                                                        -------------------------------
                                                                           1996                 1997
                                                                         ----------          ----------
Raw Materials.................................................          $ 9,905,225         $10,017,387
Work in progress..............................................           10,880,637          11,687,168
                                                                        -----------         -----------
                                                                         20,785,862          21,704,555
Less unliquidated progress payments...........................           (4,310,060)         (2,372,499)
                                                                        -----------         -----------
                                                                        $16,475,802         $19,332,056


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

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

       Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                           YEARS ENDED JANUARY 31,
                                                                        -------------------------------
                                                                           1996                1997
                                                                        -----------         -----------
Land, building and improvements...............................          $ 3,235,597         $ 3,351,885
Machinery and equipment.......................................           30,715,554          37,932,615
Furniture and fixtures........................................            2,022,979           2,312,295
Leasehold improvements........................................            1,758,883           2,364,977
                                                                        -----------         -----------
                                                                         37,733,013          45,961,772
Less accumulated depreciation and amortization................          (24,316,737)        (27,418,367)
                                                                        -----------         -----------
                                                                        $13,416,276         $18,543,405
                                                                        ===========         ===========


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

         The Company's Radian subsidiary has a separate revolving accounts receivable line of credit with a bank under which it may borrow up to $750,000. Borrowings under this facility bore interest at the bank's prime rate plus 1.75%. No borrowings were outstanding on this facility as of January 31, 1997. Subsequent to the closing of the acquisition of Radian by the Company, this credit facility was canceled.

         The Company's C&S Hybrid subsidiary has a separate revolving line of credit with a bank under which it may borrow up to $750,000. Borrowings under this facility bore interest at 9.5%. $500,000 was outstanding under this facility as of January 31, 1997. Subsequent to the closing of the acquisition of C&S Hybrid by the Company, this obligation was repaid and the credit facility was canceled.

         The Company's Q-bit subsidiary has a separate revolving line of credit facility with a bank under which it may borrow up to $1,650,000. Borrowings under this facility bore interest at 8.5%. $1,391,449 was outstanding under this facility as of January 31, 1997. Subsequent to the closing of the acquisition of Q-bit by the Company, this obligation was repaid and the credit facility was canceled.

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

5.     LONG-TERM DEBT

         At January 31, 1997, long-term debt consisted of notes payable of $1,991,388. The notes payable bore interest at the bank's prime rate plus 0.25% (8.75% at January 31, 1997), matured in December 2000, and was secured by various assets of the Company's Q-bit subsidiary. Subsequent to the closing of the acquisition of Q-bit by the Company, these notes were repaid by the Company.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.     SHAREHOLDERS' EQUITY

       Convertible Preferred Shares

         A summary of the convertible preferred shares issued and outstanding is as follows:

                                              SHARES
                                            ISSUED AND                     PREFERENCE IN
                                            OUTSTANDING     PAR VALUE       LIQUIDATION
                                            -----------     ---------       -----------
           Series A......................    461,538        $ 4,615        $ 3,000,000
           Series B......................    257,069          2,571          3,000,000
                                             -------          -----          ---------
                                             718,607        $ 7,186        $ 6,000,000
                                             =======          =====         ==========


         Concurrent with the closing of the Company's initial public offering ("IPO") in February 1996 all of the outstanding shares of Series A and Series B preferred stock were converted into 1,616,864 shares of common stock.

       Equity Offerings

         In February 1996, the Company completed an IPO of its common stock in which the Company issued a total of 3,397,340 shares of common stock. The net proceeds from the offering were $15,649,209. In connection with the Company's IPO, certain shareholders also sold 1,777,660 shares as part of the offering.

         In January 1997, the Company issued in a public offering an additional 3,618,750 shares of common stock. The net proceeds from this offering were $51,971,875. Certain shareholders also sold 1,125,000 shares as part of this offering.

       Dividends

         In each of the two years ended January 31, 1996, the Company paid a cash dividend of $.01 per share including a payment to preferred shareholders on an as converted basis. The Company currently anticipates that it will not pay dividends in the foreseeable future.

         The Company's Q-bit subsidiary paid a cash dividend totaling $64,670 during the fiscal year ended January 31, 1996.

       Stock Option Plans

         In January 1996, the Company's shareholders approved the 1995 Equity Incentive Plan, under which 1,125,000 common shares were reserved for issuance pursuant to stock options, restricted stock awards, stock purchase rights or performance shares. The Plan provides for the grant of incentive and non-statutory stock options. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of nonstatutory options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest over a period of three years and expire four and one-half years from the date of grant.

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

         A summary of the Company's stock option activity and related information is as follows:

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                               YEARS ENDED JANUARY 31,
                                  -----------------------------------------------------------------------------
                                          1995                         1996                        1997
                                  ---------------------   ---------------------       -------------------------
                                               WEIGHTED                WEIGHTED                        WEIGHTED
                                               AVERAGE                 AVERAGE                         AVERAGE
                                               EXERCISE                EXERCISE                        EXERCISE
                                  OPTION        PRICE     OPTION        PRICE         OPTION            PRICE
Outstanding - - beginning of
   year......................    211,140        $ 2.11   230,046        $ 2.07        305,380           $ 2.25
   Granted...................     71,973        $ 2.09   128,501        $ 2.65        668,012           $ 9.90
   Exercised.................     (9,393)       $ 0.76   (26,865)       $ 2.36        (37,649)          $ 2.37
   Forfeited.................    (43,674)       $ 2.60   (26,302)       $ 2.61        ( 7,205)          $ 6.79
                                 -------        ------   -------        ------        -------           ------
Outstanding -- end year......    230,046        $ 2.07   305,380        $ 2.25        928,538           $ 4.29
                                 =======         =====   =======        ======        =======             ====
   Exercisable -- end of year    148,317        $ 1.99   128,157        $ 1.87        163,338           $ 2.04
                                 =======         =====   =======        ======        =======             ====


         Exercise prices for options outstanding as of January 31, 1997 ranged from $0.14 to $17.09. Of the options outstanding at January 31, 1997, approximately 138,000 and 144,000 options have a weighted average exercise price of approximately $1.69 and $2.67 per share, respectively, and the remaining outstanding options have a weighted average exercise price of $10.94 per share. The weighted-average remaining contractual life of options outstanding at January 31, 1997 is approximately 3.95 years. At January 31, 1997, options for 498,233 shares were available for future grant.

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of trade options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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


                                                                                 JANUARY 31,
                                                                         ------------------------------
                                                                             1996               1997
                                                                         ----------         -----------
Pro forma net income............................................         $3,589,792         $2,083,189
Pro forma net income per share..................................               $.28               $.12
Weighted-average fair value of options granted during the year..               $.52              $5.09

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

       Stock Purchase Plan

         In January 1996, the Company's shareholders approved the Employee Stock Purchase Plan (the Purchase Plan) under which 375,000 common shares may be issued to eligible employees. The price of the common shares purchased under the Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. During fiscal 1997, the Company issued a total of 347,850 shares of its common stock under the Purchase Plan.

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

7.     COMMITMENTS

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

         Prior to its acquisition in fiscal 1997, the Company's Magnum subsidiary maintained a separate defined contribution 401(k0 retirement plan for substantially all of its employees. Magnum made contributions to this plan of $55,000 and $38,000 for fiscal 1995 and 1996, respectively. This plan was merged into the REMEC plan in March 1997.


         The Company's Radian subsidiary has a separate defined contribution 401(k) retirement plan for substantially all of its employees. Radian made no contributions to this plan for fiscal 1995, 1996 and 1997. This plan was merged into the REMEC plan in August 1997.


         The Company's C&S Hybrid subsidiary has a separate defined contribution 401(k) retirement plan for substantially all of its employees. C&S Hybrid made contributions to this plan of $15,000, $33,000 and $42,000 for fiscal 1995, 1996 and 1997, respectively. This plan will be merged into the REMEC plan in February 1998.

         Prior to its acquisition in fiscal 1998, the Company's Q-bit subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. Q-bit made contributions to this plan of $75,000, $54,000 and $95,000 for fiscal 1995, 1996 and 1997, respectively. This plan will be merged into the REMEC plan in April 1998.

       Leases

         The Company leases equipment under capital leases. The Company also leases offices and production facilities under noncancelable operating leases that expire in 2003. Interest rates on capital leases range from 8.5% to 12%. At January 31, 1997, future minimum payments are as follows:

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                               Capital           Operating
                                                                               Leases             Leases
                                                                               ------             ------
1998..........................................................               $ 360,000        $ 2,964,000
1999..........................................................                 273,000          2,657,000
2000..........................................................                 265,000          2,227,000
2001..........................................................                 126,000            948,000
2002..........................................................                                    712,000
Thereafter....................................................                                  1,320,000
                                                                             ---------        -----------
Total minimum lease payments..................................               1,024,000        $10,828,000
                                                                             =========        ===========
Less amount representing interest.............................                (165,000)
                                                                             ---------
Less current portion..........................................                 859,000
Long-term portion.............................................                (280,000)
                                                                             ---------
                                                                             $ 579,000
                                                                             =========


         Certain of these lease agreements provide for annual rental adjustments based on changes in the Consumer Price Index.

         At January 31, 1996 and 1997, equipment under capital leases amounted to $511,000 and $1,231,000. Related accumulated amortization for the same periods of time were $277,000 and $440,000, respectively.

         Rent expense totaled $2,311,000, $2,587,000 and $2,717,000 during fiscal 1995, 1996 and 1997, respectively.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.     INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                 JANUARY 31,
                                                                        -------------------------------
                                                                           1996                 1997
                                                                        -----------          ----------
Deferred tax liabilities:
   Tax over book depreciation.................................          $ 1,202,000         $ 1,293,000
   Inventory costs capitalization.............................              516,000             248,000
   Other......................................................               47,000              47,000
                                                                        -----------         -----------
                                                                          1,765,000           1,588,000
                                                                        -----------         -----------
Deferred tax assets:
    Inventory and other reserves..............................            1,278,000           1,771,000
    Deferred rent.............................................              238,000             108,000
    Accrued expenses..........................................            1,250,000           1,221,000
    Other.....................................................               86,000             342,000
                                                                        -----------         -----------
Total deferred tax assets.....................................            2,852,000           3,442,000
                                                                        -----------         -----------

Net deferred tax liabilities (assets).........................          $(1,087,000)        $(1,854,000)
                                                                        ===========         ===========



         The provision for taxes based on income consists of the following:

                                                     YEARS ENDED JANUARY 31,
                                             -----------------------------------------
                                                1995          1996            1997
                                             ----------     ----------      ----------
Current:
   Federal..............................     $1,266,000     $2,619,000      $3,910,000
   State................................        429,000        588,000         874,000
Deferred:
   Federal..............................        616,000       (624,000)       (646,000)
   State................................         82,000       (154,000)       (121,000)
                                             ----------     ----------      ----------
                                             $2,393,000     $2,429,000      $4,017,000
                                             ==========     ==========      ==========


         A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                                       YEARS ENDED JANUARY 31,
                                            --------------------------------------------------------------------------
                                                     1995                       1996                      1997
                                            -----------------------   -----------------------   ----------------------
                                              AMOUNT            %       AMOUNT            %       AMOUNT           %
                                            ----------        -----   ----------        -----   ----------       -----
Tax at Federal rate.....................    $1,988,000           35%  $2,110,000           35%  $3,146,000          35%
State income tax net of federal.........       379,000            7      295,000            5      605,000           7
Loss (Earnings) distributed to
   S Corporation shareholders...........       (12,000)          (1)     (78,000)          (2)     438,000           5
Other...................................        38,000            1      102,000            2     (172,000)         (2)
                                            ----------        -----   ----------        -----   ----------       -----
                                            $2,393,000           42%  $2,429,000           40%  $4,017,000          45%
                                            ==========        =====   ==========        =====   ==========       =====


         Prior to its acquisition, Q-bit Corporation had elected to be treated as an "S corporation" for income tax purposes and, accordingly, any liability for income taxes was that of the shareholders and not Q-bit.

9.     SIGNIFICANT CUSTOMERS AND EXPORT SALES

         During fiscal 1997, one customer accounted for 13% of the Company's net sales. No customer accounted for more than 10% of the Company's net sales during 1995 or 1996.

         Export sales were 9%, 11% and 7% of net sales for fiscal 1995, 1996 and 1997, respectively.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.    RELATED PARTY TRANSACTIONS

         An officer of the Company holds certain interests in various suppliers to one of the Company's subsidiaries. Amounts paid to these suppliers in fiscal 1995, 1996 and 1997 totaled $175,000, $307,000 and $1,054,000, respectively.

11.    SUBSEQUENT EVENTS (UNAUDITED)

       Verified Technical Corporation ("Veritek")

         On March 31, 1997, the Company acquired all of the outstanding common stock of Veritek and certain other assets in exchange for cash and the Company's common stock of approximately $3.0 million and the assumption of certain liabilities totaling $1.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $2,406,000 will be carried as an intangible asset, and will be amortized over an estimated life of 15 years. The pro forma results of operations of REMEC and Veritek assuming Veritek was acquired on the first day of the Company's 1997 fiscal year would not be materially different from reported results.

       RF Microsystems ("RFM")

         On August 26, 1997, the Company sold its RFM subsidiary in exchange for cash consideration of $5.0 million. The sale resulted in an after tax gain of $1,728,000, or $0.08 per share. RFM provided satellite communications engineering services to agencies of the U.S. Government.

       Nanowave Technologies, Inc. ("Nanowave")

         In October 1997, the Company formed REMEC Canada (as a wholly owned subsidiary) for the purpose facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules. Effective October 29, 1997, REMEC Canada acquired all of the outstanding common stock of Nanowave in exchange for cash consideration of $4,025,000 and 182,183 Dividend Access Shares with a fair value of $4,646,000. These Dividend Access Shares are convertible into an equivalent number of shares of REMEC Common Stock. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $11,130,000 will be carried as intangible assets, and will be amortized over periods ranging from 9 to 15 years.

         Assuming that the acquisition of Nanowave had occurred on the first day of the Company's fiscal year ended January 31, 1997, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                                      Year ended         Year ended
                                                   ----------------   ----------------
                                                   January 31, 1996   January 31, 1997
                                                   ----------------   ----------------
           Net sales...............................     $96,551            $124,434
           Net income..............................      $2,806              $4,549
           Net income per share....................        $.21                $.27


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 1998.

                                            REMEC, INC.


                                       By: /s/ MICHAEL D. McDONALD
                                           ---------------------------------
                                           Michael D. McDonald
                                           Chief Financial Officer and Secretary

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

SIGNATURE                                        CAPACITY                          DATE
---------                                        --------                          ----


/s/ RONALD E. RAGLAND                   Chairman of the Board and Chief        January 30, 1998
-----------------------------------     Executive Officer
Ronald E. Ragland                       (Principal Executive Officer)


                  *                     President, Chief Operating Officer     January 30, 1998
-----------------------------------     and Director
Errol Ekaireb


                  *                     Executive Vice President, President    January 30, 1998
-----------------------------------     of REMEC Microwave Division and
Jack A. Giles                           Director

                  *                     Director, Senior Vice President and    January 30, 1998
-----------------------------------     Chief Engineer
Denny Morgan


                  *                     Executive Vice President and Director  January 30, 1998
-----------------------------------
Joseph T. Lee

/s/ MICHAEL D. McDONALD                 Chief Financial Officer and            January 30, 1998
-----------------------------------     Secretary (Principal Financial and
Michael D. McDonald                     Accounting Officer)


                  *                     Director                               January 30, 1998
-----------------------------------
Andre R. Horn


                  *                     Director                               January 30, 1998
-----------------------------------
Gary L. Luick






                  *                     Director                               January 30, 1998
-----------------------------------
Jeffrey M. Nash

                                        Director                               January 30, 1998
                  *
-----------------------------------
Thomas A. Corcoran

                                        Director                               January 30, 1998
                  *
-----------------------------------
William H. Gibbs


*  By: /s/ RONALD E. RAGLAND
       ----------------------------
       Ronald E. Ragland
       Attorney-in-Fact


                                                                     SCHEDULE II

                                   REMEC, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                              BALANCE AT       CHARGED                              BALANCE
                                             BEGINNING OF  TO PERIOD COSTS                          AT END
         CONTRACT LOSS RESERVE                  PERIOD                         DEDUCTIONS           OF PERIOD
         ---------------------               ------------  ----------------   ------------         ----------
  Year ended January 31, 1995...........      $3,250,000      $   455,000     $(1,799,000)         $1,906,000
  Year ended January 31, 1996...........       1,906,000        2,139,000      (2,675,000)          1,370,000
  Year ended January 31, 1997...........       1,370,000          822,000        (620,000)          1,572,000

                                  EXHIBIT INDEX


      Exhibit No.                                 Description
      -----------                                 -----------
         2.1(1)           Agreement and Plan of Reorganization and Merger between
                          Magnum Microwave Corporation, the Registrant and REMEC
                          Acquisition Corporation
         2.2(2)           Stock Purchase Agreement dated March 31, 1996 between STM
                          Wireless, Inc., a Delaware Corporation, and the Registrant
         3.1(3)           Restated Articles of Incorporation
         3.2(3)           By-Laws, as amended
        10.1(3)           Equity Incentive Plan
        10.2(3)           Employee Stock Purchase Plan
        10.3(3)           Form of Indemnification Agreements between Registrant and
                          its officers and directors
        10.4(3)           Credit Agreement between the Registrant and
                          The Bank of California, N.A., dated June 17,
                          1993, as amended
       +10.5(3)           Manufacturing Agreement Terms and Conditions
                          dated August 10, 1995 between the Registrant
                          and P-COM, Inc.
        10.6(3)           Standard Industrial Lease between the Registrant and
                          Transcontinental Realty Investors, Inc., dated February 1,
                          1990, as amended.
        10.7(3)           Standard Industrial Lease between the Registrant and
                          Chesapeake Business Park 1983, dated December 13, 1988, as amended.
        10.8(1)           Form of Employment and Non-Competition Agreement with
                          Joseph Lee (attached as Exhibit 1 to Agreement and Plan of
                          Reorganization and Merger filed as Exhibit 2.1)
        10.9(4)           1996 Nonemployee Directors Stock Option Plan
        10.10(7)          Employment and Non-Competition Agreement between Jim
                          Mongillo and the Registrant
        10.11(5)          Agreement and Plan of Reorganization and Merger by and
                          among REMEC, Inc., C&S Acquisition Corporation and C&S
                          Hybrid, Inc., dated as of April 10, 1997
        10.12(6)          C&S Hybrid, Inc. 1996 Equity Incentive Plan
        10.13(8)          Agreement and Plan of Reorganization and Merger by and
                          among the Registrant, RQB Acquisition Corporation and Q-bit
                          Corporation, dated as of October 24, 1997
        10.14(8)          Stock Purchase Agreement by and among Justin
                          Miller, Ph.D., RoyNat, Inc., REMEC Canada
                          ULC and the Registrant, dated as of
                          September 30, 1997
        11.1(8)           Statement Re:  Computation of per Share Data
        21.1(8)           Subsidiaries of the Registrant
        23.1(8)           Consent of Ernst & Young LLP, Independent Auditors
        23.2(8)           Consent of Ireland San Filippo, LLP
        23.3(8)           Consent of Bray, Beck & Koetter
        24.1(7)           Power of Attorney (included on Page S-1 of the Initial
                          Filing of the Annual Report on Form 10-K)

-----------------

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

(5) Previously filed with the Securiteis and Exchange Commission as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-27023) filed on June 13, 1997 and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-37191) filed on October 6, 1997 and incorporated herein by reference.

(7)      Filed with the Initial Filing of the Annual Report on Form 10-K.

(8)      Filed with this Amendment No. 2.

+        Confidential treatment granted.