Form 10-K
period 1998-01-31
REMEC INC
filed 1998-05-01
CIK 769874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to_________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 17, 1998 was approximately $543.7 million based on the last reported sale price on the Nasdaq National Market of $27.0625 per share of such stock on April 17, 1998.

The number of outstanding shares of Registrant's Common Stock as of April 17, 1998 was 23,209,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders expected to be held on June 12, 1998, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

                        This document contains 94 pages.

                      The Exhibit Index begins on page 48.

                                   REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1998



                                                       TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I............................................................................................................1

ITEM 1.       BUSINESS............................................................................................1

ITEM 2.       PROPERTIES.........................................................................................11

ITEM 3.       LEGAL PROCEEDINGS..................................................................................11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS....................................................12

PART II..........................................................................................................12

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..........................12

ITEM 6.       SELECTED FINANCIAL DATA............................................................................13

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............14

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................18

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............18

PART III.........................................................................................................19

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................19

ITEM 11.      EXECUTIVE COMPENSATION.............................................................................20

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................20

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................21

PART IV..........................................................................................................21

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K................................................................................21

                                                           i

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

         The Company's products operate at radio (300 MHz to 1 GHz), microwave (1 GHz to 20 GHz) and millimeter wave (20 GHz to 50 GHz) frequencies (these frequencies are collectively referred to elsewhere in this Annual Report on Form 10-K as "microwave"). Modern wireless telecommunications systems employ microwave transmission technology pioneered in the defense industry. Microwave frequency bands have been used for emerging wireless telecommunications applications because they are less congested and have more available bandwidth, affording greater voice, data and video transmission capacity than lower frequency bands. Driven by technological advances and regulatory changes, demand for wireless telecommunications products has increased in recent years for applications such as mobile telephony (cellular and PCS), rural telephony
(VSAT), paging, wireless cable, interactive television and wireless local loop. These emerging wireless applications require a large infrastructure of microwave transmission equipment such as base stations and point-to-point radios. The Company believes that the evolution of cellular and PCS infrastructure, as well as other wireless telecommunications systems, will require increased integration in order to reduce size, weight and cost and to increase reliability and producibility of base station equipment.

         The Company also designs and manufactures precision instruments for guidance, control and measurement systems used by the defense, aerospace, petroleum and mining industries.

INDUSTRY BACKGROUND

         In recent years there has been a significant increase in demand for wireless telecommunications services from business and consumer users worldwide. This trend has led to significant growth in the number of subscribers for existing wireless communications systems and to the emergence of new wireless applications. In response to the increasing demand, governmental regulatory agencies continue to allocate additional frequencies for a broad range of wireless voice, data and facsimile services. All of these services require substantial deployment or expansion of microwave transmission infrastructure equipment to meet traffic demand.

         Cellular and PCS mobile telephony has accounted for much of the growth in the wireless telecommunications industry. Cellular service uses radio base stations that transmit and receive calls in localized areas. Each base station has a finite capacity so as demand increases, the number of base stations required to provide services also increases. A number of other factors are currently increasing demand for base station infrastructure equipment. Additional PCS frequency bands have recently been licensed, requiring new equipment operating at frequencies different than current cellular frequencies. Conversion from analog to CDMA/TDMA digital cellular systems requires the replacement and/or expansion of current cellular networks. In large urban areas, increased demand has required the deployment of micro base stations to maintain service quality and reliability. Wireless "local loop" services, which use the same equipment as cellular/PCS networks, are being installed in developing regions of the world, since they can be implemented more rapidly and economically than wired telephone systems.

         The wireless telecommunications industry has also seen significant growth from point-to-point and point-to-multipoint radio systems which operate at higher frequencies and with much higher capacities. Point-to-point radios have been traditionally used in low volumes for high capacity trunking applications in telephony networks. As a result of telecommunications industry deregulation, these radios are now being used in large area networks and in telephone bypass applications by competitors to the traditional phone companies. New cellular and PCS networks are now typically interconnected using point-to-point radios. New point-to-multipoint systems are being developed by certain other companies to provide voice and data services in large urban areas in direct competition with the local telephone companies. The FCC has announced that it will auction additional frequency spectrum in 1998 for LMDS (local multi-point distribution system) services.

         Another growing segment of the wireless communications industry is VSAT (very small aperture terminals), which are communications systems utilizing fixed-site satellite terminals. Historically, these systems were primarily designed for certain specific data applications. However, recent improvements in VSAT technology for satellite-based wireless voice and data networks have led to their increasing use in a variety of broader, higher system throughput commercial applications such as mobile and rural telephony and more complicated data transmissions. Satellite telephony systems are being utilized by developing countries that lack a terrestrial-based telecommunication infrastructure, and which seek to provide telephone service for large areas fairly rapidly and on a cost-effective basis. Additionally, even where terrestrial systems exist, satellite systems are used to fill in coverage for remote areas.

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

ALLOCATION OF FREQUENCY RANGE FOR WIRELESS APPLICATIONS

-----------------------------------------------------------------------------------------------
                BAND                 FREQUENCY RANGE                    USES
-----------------------------------------------------------------------------------------------
  LOW FREQUENCY (LF)                     <300 MHz            Navigation Equipment
  VERY HIGH FREQUENCY (VHF)                                  (Aeronautical/Marine)
                                                             AM/FM Radio
                                                             Amateur/CB Radio
                                                             Television
                                                             Dispatch Radio
-----------------------------------------------------------------------------------------------

  ULTRA HIGH FREQUENCY (UHF)          300 - 800 MHz          UHF Television
                                                             Specialized Mobile Radio (SMR)
                                                             Paging
                                                             Wireless Data Collection
-----------------------------------------------------------------------------------------------

  HIGH RADIO FREQUENCY (RF)          800 MHz - 1 GHz         Analog Cellular
                                                             Digital Cellular
                                                             Two-way Messaging
                                                             Cordless Phone
-----------------------------------------------------------------------------------------------

  MICROWAVE                             1 - 2 GHz            Private Radio Networks
                                                             PCS
                                                             Mobile Satellite Telephony
                                                             Military Communication/Navigation
-----------------------------------------------------------------------------------------------

  MICROWAVE/MILLIMETER WAVE             2 - 50 GHz           VSAT
                                                             Satellite Voice/Messaging
                                                             Point-to-Point Radios
                                                             Wireless TV
                                                             Radar
                                                             Electronic Warfare
-----------------------------------------------------------------------------------------------


THE REMEC OPPORTUNITY

         All of the wireless communications services described above require substantial deployment or expansion of microwave transmission infrastructure equipment. The Company believes that it is particularly well suited to address those requirements due to its broad portfolio of microwave capabilities and its expertise at integrating microwave functions in a single package.

         Historically, microwave systems for defense applications were built by prime contractors who would procure single function components (such as filters, amplifiers and mixers) from various specialized manufacturers. These single function components were then connected to create the complete microwave transmission system. In order to prevent components from interfering with each other or being damaged, components were individually packaged. In response to the demands of the Department of Defense to increase performance for microwave transmission systems (especially systems on aircraft and missiles), prime contractors integrated more functionality into the systems while reducing size and weight. To accomplish this, the prime contractors demanded higher levels of integration from component suppliers.

         The Company, which started in 1983 as a producer of single function components, took a leadership role in developing microwave MFMs in which numerous component functions are integrated into a single module. Integrating multiple functions into one module reduces packaging and interconnects, permits improved performance through optimal partitioning and implementation of functions and minimizes "over engineering." The result has been significant reductions in size, weight and cost and improvements in producibility and reliability.

         The Company believes that the evolution of commercial wireless telecommunications systems also requires increased integration to reduce size, weight and cost and to increase reliability and producibility of base station equipment. The Company believes that the high cost of facilities, power and maintenance necessitates the development of small, highly reliable and cost effective microwave "front ends" (the circuitry of the radio that enables signals to be transmitted and received at microwave frequencies) for wireless transmission systems, requiring the increased use of MFMs. In addition, increasing use of MFMs facilitates higher volume commercial production of wireless infrastructure equipment.

         The Company believes that the following core competencies enable it to address the microwave requirements of customers in the wireless telecommunications market:

         Integration Expertise. Integration is a key part of designing high performance equipment that operates at higher frequencies or that must operate over a broad frequency range. By effectively integrating multiple functions into single modules, REMEC has been able to accomplish the following:

        -   reduce packaging and interconnects

        - improve performance through optimal partitioning and implementation of functions

        -   reduce product size and parts count

        -   increase reliability

        - minimize "over engineering" (e.g., avoid using higher performance, more costly components that are necessary in order to compensate for the performance degration effects resulting from combining different components into one system)

        -   reduce unit cost

         Concurrent Engineering. The Company has excelled at developing products optimized in design, process and manufacturing implementation by employing "concurrent engineering" during the product development cycle. REMEC's concurrent engineering approach extends to both its customer and supplier base. REMEC often participates in its customers' product development cycle during the conceptual design stage and is able to influence its customers' system architecture/design in order to optimize for cost and performance at the MFM level. Likewise, REMEC invites suppliers to participate in the design process to optimize material and device selection. In the product design process, product teams with design, process, quality and manufacturing engineering expertise review the product design in an effort to assure its producibility, high quality and affordability. Manufacturing process development and tooling occurs concurrently with product development. REMEC believes that its concurrent engineering process reduces cycle times and costly product redesigns when products move to volume production.

         Technology Leadership. Since its inception in 1983, the Company has developed over 2,500 microwave MFMs and components and has become an important supplier of MFMs to many of the nation's leading telecommunication OEMs and defense contractors. The Company is strategically partnered with a number of OEMs, including P-COM, Inc., STM Wireless, Inc., Digital Microwave Corporation, and Lucent Technologies, Inc. where the Company provides all, or a large percentage of, the microwave content in an OEM product. This partnership typically includes concurrent engineering activity and shared technology development. The Company also has received significant recognition, including "preferred supplier" designations, from numerous defense customers including Lockheed Martin Corporation, TRW Inc., Northrop Grumman Corporation, Raytheon Company and Motorola Inc. These distinctions generally carry with them the opportunity to bid on all new product procurements by the customer in the Company's area of expertise allowing REMEC to increase market share. REMEC has developed a large number of proprietary designs that provide performance/cost advantage to its customers. These designs are continuously improved through technological evolution which is guided by the Company's Technology Board. These designs can be re-applied or re-used resulting in rapid product development and time to market. A large number of proprietary manufacturing processes have also been developed to support large volume production of microwave circuits.

         Vertical Integration in Design and Manufacturing. With vertical integration, the Company focuses on and retains control of each step of the entire design and manufacturing process while minimizing the use of outside sources and subcontractors for key services. Vertical integration reduces time to market and unit costs and improves quality control, reliability and the Company's ability to implement volume production. The Company has enhanced its vertical integration capability with recent acquisitions, including a surface mount board assembly manufacturer and several microwave component companies which provide key functional capabilities that can be used in the Company's MFM designs.

STRATEGY

         REMEC intends to enhance its position as a leading developer and supplier of microwave MFMs and components to wireless telecommunications infrastructure OEMs and to retain leadership in developing and supplying microwave MFMs and components to the defense industry. Execution of the Company's strategy incorporates the following key elements:

         Leverage Breadth of Microwave Capabilities in Telecom Equipment Market. Through internal development and acquisitions, the Company believes that it has compiled one of the broadest portfolio of microwave capabilities in the industry. The Company intends to leverage that breadth of expertise by offering total microwave solutions to telecommunications infrastructure OEMs for all of their microwave component and subsystem needs. The Company believes that it can provide such customers significant benefits in cost, performance, and time to market compared to other microwave vendors who can supply only single function components.

         Maintain and Enhance Leadership in Microwave Technology. The Company intends to maintain and enhance its leadership in microwave technology in continuing its participation in selected defense programs that involve highly sophisticated, state-of-the-art microwave technology. The Company has formed a Technology Board comprised of its key executives and chief engineers to disseminate throughout the Company technological improvements made in various subsidiaries of the Company and to anticipate changes in technology and the evolving technological needs of its customers. The Company believes that the skills developed by REMEC in the defense industry and honed in the commercial wireless market will continue to be a key factor in achieving substantial reductions in the size and cost of commercial wireless infrastructure equipment.

         Build Strategic Customer Alliances. The Company intends to continue to focus on developing significant customer alliances with leading wireless OEMs and defense prime contractors. The Company concentrates its efforts on applications which offer the potential for recurring high volume production. In wireless telecommunications, the Company's strategy is to enter into strategic alliances with selected leaders in each of the wireless market segments targeted by the Company. REMEC supports its customers during their conceptual design stage to influence the system architecture/design to optimize for cost, performance and producibility, further enhancing the likelihood of follow-on business.

         Maintain Cost Competitiveness. The Company intends to continue to implement process manufacturing automation and believes that its ability to develop a high level of automated product alignment and test capability offers an important competitive advantage. The Company also intends to expand its foreign manufacturing operations (in Canada, Costa Rica and, through a maquiladora program, Mexico) when appropriate to lower its costs and/or to access an available workforce. The Company also believes that its capabilities in integrating numerous functions into single modules will enable it to continue to produce high performance products at competitive cost.

         Pursue Acquisitions. The Company pursues acquisitions to augment technology by acquiring specialized component firms and to take advantage of opportunities to consolidate niche companies in the currently fragmented microwave equipment industry. The Company believes that expansion of capability through the acquisition of component firms when combined with the Company's technological and manufacturing skills at the component level will allow it to achieve improved levels of MFM integration. The Company believes that it will thereby be better able to respond to customer requirements for reduced size and weight and lower cost.

PRODUCTS

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

         Point-to-Point Radio Market. In the point-to-point radio market, REMEC manufactures microwave front ends or outdoor units (ODUs) as well as the individual microwave modules (including diplexers, transceivers, synthesizers) that provide the microwave front end functionality. Traditionally, radio companies such as P-COM purchased individual modules and performed ODU integration internally. As these radio companies have grown, there has been a significant trend toward outsourcing the entire ODU. Using REMEC's broad functional microwave capability, the Company has been able to obtain a large portion of ODU business from its existing customers. REMEC also supplies a significant portion of microwave modules to traditional customers with established in-house integration capability.

         VSAT Market. Like the point-to-point radio business, the Company has focused its VSAT business at the ODU level. Most VSAT system integrators procure the complete ODU. REMEC also provides microwave modules such as power amplifiers to ODU integrators. A significant portion of this business is with STM, although the Company is currently marketing an industry standard SCPOC (single channel per carrier) ODU at C-Band with plans to develop an additional product this year. The Company has also completed development of a low cost SES VSAT terminal for STM for rural telephony applications.

         Cellular/PCS Market. In the cellular/PCS market, the Company sells components including filters, amplifiers, VCOs and mixers that are used in base station infrastructure equipment. The Company also sells a number of MFMs including delay filter assemblies and filter/LNA assemblies for higher performance digital base stations to customers such as Motorola Inc. The Company expects to derive significant synergy from recently acquired component capability to provide more fully integrated radio solutions to this industry much like the VSAT and point-to-point radio business.

         Defense Market. REMEC focuses its efforts on defense programs which it believes have the highest probability of follow-on production. Tactical aircraft, satellites, missile systems and smart weapons comprise the majority of the platforms of the Company's customers. Defense industry programs from which REMEC derives or may derive significant revenues include: (i) the F-22 Stealth Tactical Fighter Aircraft program for the U.S. Air Force for which the Company is developing switch amplifiers, switch filters, integrated switch modules, power amplifiers, frequency generators, frequency concerters and frequency multipliers for three different microwave subsystems (CNI, Radar and Electronic Warfare); (ii) the Airborne Self-Protection Jammer (ASPJ) program for foreign military customers and the U.S. Navy for which the Company has developed and produced a 28-channel switched filter bank and multi-function components such as frequency modulators; (iii) the Advanced Medium Range Air to Air Missile (AMRAAM) program for the U.S. Air Force for which the Company has developed and produced frequency multipliers, converters and filters; and (iv) the Longbow Missile and Radar programs for the U.S. Army for which the Company has developed and is producing MFMs, amplifiers, VCOs and filters.

         The following table lists certain of the Company's microwave components and MFMs:

                   PRODUCT TYPES                                         FUNCTION
                   -------------                                         --------

Filters, Duplexers and Multiplexers...............   Separate  desired  frequency bands from undesired
                                                     bands

Amplifiers........................................   Increase signal strength and power

Frequency Mixers..................................   Provide frequency conversion function

Voltage Controlled Oscillators....................   Generate frequency controlled by an input voltage

Dielectric Resonator Oscillators..................   Generate fixed frequency microwave signal

Cavity Oscillators................................   Generate fixed frequency microwave signal

Switches..........................................   Switch signal between different signal paths

Switch Attenuators................................   Select discrete attenuation values

Variable Attenuators..............................   Select continuously variable attenuation values

Switch Matrices...................................   Allow  MxN  connectivity   between  M-inputs  and
                                                     N-outputs

Switched Delay Lines..............................   Select discrete phase delays

Switched Filters..................................   Select between multiple filters

Multipliers.......................................   Multiply an input frequency by an integer

Comb Generators...................................   Provide several multiplied frequencies in a
                                                     single output

Frequency Generators..............................   Generate multiple discrete frequency outputs

Frequency Synthesizers............................   Generate a discrete stepped frequency output

Frequency Converters..............................   Provide frequency conversion function

Tranceivers.......................................   Transmit, receive and channel select
                                                     microwave signals for satellite applications

Point-to-Point Radio Front Ends...................   Transmit, receive and channel select
                                                     microwave signals for terrestrial applications

CUSTOMERS

         The Company's customers for commercial wireless MFMs and components include P-COM, Inc., STM Wireless, Inc., Digital Microwave Corporation, General Instrument Corp., Alcatel Network Systems, Inc. and Motorola Inc. The Company's customers for defense microwave MFMs and components include Lockheed Martin Corporation, Motorola Inc., Northrop Grumman Corporation and Raytheon Company (including portions of Hughes Aircraft Co. and Texas Instruments which Raytheon acquired in 1997). During fiscal 1997 and 1998, sales to P-COM, Inc. accounted for approximately 13% and 14%, respectively, of net sales.

BACKLOG

         The Company's backlog of orders as of January 31, 1997 and January 31, 1998 was $146.8 million ($75.1 million commercial and $71.7 million defense) and $214.9 million ($136.0 million commercial and $78.9 million defense), respectively. In addition, in February 1998, the Company received an order valued at $21.8 million from an existing customer for the continued supply of REMEC products relating to the customer's point-to-point radios. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial amount of the Company's backlog can be canceled at any time without penalty, except, in most cases, for the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. A failure to develop products meeting contract specifications could lead to a cancellation of the related purchase orders.

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

         To date, the Company has sold its products overseas with the assistance of independent sales representatives. Sales outside of the United States represented 11%, 7% and 7% of net sales in fiscal years ended January 31, 1996, 1997 and 1998, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The international sales do not include products sold to foreign end users by the Company's domestic OEM customers.

MANUFACTURING

         The Company assembles, tests, packages and ships products at its manufacturing facilities in the following locations: San Diego, Escondido, San Jose, Santa Clara and Milpitas, California; Melbourne, Florida; Toronto, Canada; San Jose, Costa Rica; and Tijuana, Mexico. The Company believes that process expertise and discipline are key elements of successful high volume production of microwave MFMs because of the precise specifications required. Since inception, the Company has been manufacturing products for defense programs in compliance with the stringent MIL-Q-9858 specifications. The Company received ISO-9001 certification from the Defense Electronics Supply Center for its microwave facilities. ISO-9001 is a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. Although this certification is not currently required by any of its customers, REMEC believes that it will be beneficial to the acquisition of future business. To assure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, the Company seeks to achieve vertical integration in the manufacturing process wherever appropriate.

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

         The Company attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in the Company's products are currently available only from single sources, and other components are available from only a limited number of sources. The Company's reliance on contract manufacturers and on sole suppliers involves several risks, including a potential inability to obtain critical materials or services and reduced control over production costs, delivery schedules, reliability and quality of components or assemblies. Any inability to obtain timely deliveries of acceptable quality, or any other circumstance that would require the Company to seek alternative contract manufacturers or suppliers, could delay the Company's ability to deliver its products to its customers, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. Despite the risks associated with purchasing components from single sources or from a limited number of sources, the Company has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. In 1997, the Company acquired Veritek which provides surface mount capabilities and expertise. The Company also relies on contract manufacturers for circuit board assembly. The Company generally orders components and circuit boards from its suppliers and contract manufacturers by purchase order on an as needed basis.

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

RESEARCH AND DEVELOPMENT

         Research and development expenses recorded by the Company for the fiscal years ended January 31, 1996, 1997 and 1998 were approximately $4,016,000, $4,605,000 and $5,108,000, respectively. The Company's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, are included in cost of sales and the related funding in net sales. The Company expects that as its commercial business expands, research and development expenses will increase in amount and as a percentage of sales.

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

INTELLECTUAL PROPERTY

         The Company does not presently hold a patent applicable to its products which is significant. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, financial condition and results of operations. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of April 10, 1998, the Company had a total of 1,886 employees, including 1,375 in manufacturing and operations, 206 in research, development and engineering (including 51 designers and drafters, 21 manufacturing engineers, 10 quality engineers and 124 electrical and mechanical engineers), 94 in quality assurance, 29 in sales and marketing and 182 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppage. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

         The Company's principal administrative, engineering and manufacturing facilities are located in eight buildings aggregating approximately 200,000 square feet in San Diego and Escondido, California, consisting of one 21,000 square foot facility owned by the Company and seven leased facilities, pursuant to leases which expire in January 2000 through March 2007. The Company's Northern California operations are located in four leased buildings aggregating approximately 101,000 square feet in San Jose, Milpitas and Santa Clara, California. These leases expire on various dates beginning in March 1998 through October 2003. Q-bit owns a 51,000 square foot building located in Melbourne, Florida and leases 8,000 square feet in a building in San Jose, Costa Rica, with lease expiration in June 1998. Nanowave leases approximately 25,000 square feet in two buildings located in Toronto, Canada, under leases which expire in September 2001. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended January 31, 1998.

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

 FISCAL YEAR ENDING JANUARY 31, 1997                HIGH            LOW
                                                   ------          ------
First Quarter (1) .........................   $    11.578    $     5.422
Second Quarter (1) ........................        14.922          7.578
Third Quarter (1) .........................        10.500          7.500
Fourth Quarter (1) ........................        17.500          9.328

FISCAL YEAR ENDING JANUARY 31, 1998
First Quarter (1) .........................   $    18.828    $    14.000
Second Quarter (1) ........................        31.250         16.828
Third Quarter .............................        38.313         20.000
Fourth Quarter ............................        27.250         17.125

FISCAL YEAR ENDING JANUARY 31, 1999
First Quarter (through April 17, 1998) ....        29.000         25.875

--------------------

(1) Adjusted for a three-for-two stock split paid on June 27, 1997 to shareholders of record as of June 20, 1997.

         The last reported sale price of the Common Stock on the Nasdaq National Market on April 17, 1998 was $27.063. As of April 17, 1998 there were approximately 676 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statements of income for each of the years in the three year period ended January 31, 1998 and with respect to the balance sheets at January 31, 1997 and 1998, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended January 31, 1994 and 1995 and the balance sheet data at January 31, 1994, 1995 and 1996, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for REMEC and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                               YEARS ENDED JANUARY 31,
                                                   ---------------------------------------------------------------------------
                                                     1994             1995             1996            1997             1998
                                                   --------         --------         --------         --------        --------
                                                                         (in thousands, except share data)
STATEMENTS OF OPERATIONS DATA(1):
 Net sales ..................................      $ 66,599         $ 81,978         $ 93,228         $118,554        $156,057
 Cost of sales ..............................        45,427           57,994           66,172           85,659         108,053
                                                   --------         --------         --------         --------        --------
 Gross profit ...............................        21,172           23,984           27,056           32,895          48,004
 Operating expenses:
   Selling, general and administrative ......        13,332           15,646           16,611           19,349          24,773
  Research and development ..................         1,323            2,067            4,016            4,605           5,108
                                                   --------         --------         --------         --------        --------
       Total operating expenses .............        14,655           17,713           20,627           23,954          29,881
                                                   --------         --------         --------         --------        --------
 Income from operations .....................         6,517            6,271            6,429            8,941          18,123
 Gain on sale of subsidiary .................            --               --               --               --           2,833
Interest income (expense) and other, net ....          (191)            (590)            (401)              48           2,280
                                                   --------         --------         --------         --------        --------
 Income before provision for income taxes ...         6,326            5,681            6,028            8,989          23,236
 Provision for income taxes .................         1,830            2,394            2,429            4,017           8,501
                                                   --------         --------         --------         --------        --------
 Net income .................................      $  4,496         $  3,287         $  3,599         $  4,972        $ 14,735
                                                   ========         ========         ========         ========        ========
 Earnings per share:
      Basic .................................      $    .34         $    .25         $    .28         $    .30        $    .71
                                                   ========         ========         ========         ========        ========
      Diluted ...............................      $    .34         $    .25         $    .28         $    .30        $    .68
                                                   ========         ========         ========         ========        ========
 Shares used in per share calculations:
 computing earnings per share:
      Basic .................................        13,309           12,965           12,892           16,517          20,841
                                                   ========         ========         ========         ========        ========
      Diluted ...............................        13,309           12,965           13,009           16,828          21,534
                                                   ========         ========         ========         ========        ========

                                                                                   AT JANUARY 31,
                                                   ---------------------------------------------------------------------------
                                                     1994             1995             1996            1997             1998
                                                   --------         --------         --------         --------        --------
BALANCE SHEET DATA(1):
Cash and cash equivalents ...................      $  4,156         $  3,628         $  3,828         $ 63,172        $ 41,937
Working capital .............................        16,607           15,620           17,575           84,112          84,496
Total assets ................................        42,424           42,357           48,558          125,440         153,865
Long-term debt ..............................         5,846            3,235            4,781            2,462              --
Total shareholders' equity ..................        22,177           24,489           27,247          103,555         128,495

                                                                                                              JANUARY 31,
                                                                                                      ------------------------
                                                                                                         1997            1998
                                                                                                      --------        --------
BACKLOG(1)(2):
Commercial.........................................................................                    $75,118        $136,005
Defense............................................................................                     71,711          78,850
                                                                                                      --------        --------
         Total.....................................................................                   $146,829        $214,855
                                                                                                      ========        ========

----------
(1) The Company acquired Magnum in August 1996, Radian in February 1997, C&S Hybrid in June 1997 and Q-bit in October 1997, each of which was accounted for as a pooling of interests and, as such, all financial amounts contained in the above table have been restated to include the financial results and data of Magnum, Radian, C&S Hybrid and Q-bit for all periods presented. The Company acquired Verified Technical Corporation in March 1997 and Nanowave Technologies Inc. in October 1997 in transactions accounted for as purchases.

(2) Backlog is not necessarily indicative of future sales and is generally subject to cancellation. See "Item 1. Business - Backlog."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi-function modules ("MFMs") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), RF Microsystems, Inc. ("RFM"), Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian"), Verified Technical Corporation ("Veritek"), C&S Hybrid, Inc. ("C&S Hybrid"), Q-bit Corporation ("Q-bit") and Nanowave Technologies Inc. ("Nanowave").

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

         Effective January 31, 1994, REMEC acquired all of the outstanding stock of Humphrey in a transaction that was accounted for as a purchase. Humphrey designs and manufactures precision instruments for guidance, control and measurement systems used in defense and commercial applications. Effective April 30, 1996, REMEC acquired all of the outstanding common stock of RFM and various VSAT microwave design and manufacturing resources from STM in a transaction that was accounted for as a purchase. RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services. The consolidated statements of income and cash flows for all periods subsequent to April 30, 1996 include RFM's operating results from April 30, 1996. On August 26, 1997, the Company sold RFM in exchange for cash consideration of $5.0 million. The sale resulted in an after-tax gain of $1,728,000, or $0.08 per share.

         On August 26, 1996, REMEC acquired all of the outstanding common stock of Magnum in a transaction that was accounted for as a pooling of interests. Magnum is a leading supplier of oscillators and mixers. On February 28, 1997, REMEC acquired all of the outstanding common stock of Radian, in a transaction that was accounted for as a pooling of interests. Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. On June 27, 1997, REMEC acquired all of the outstanding common stock of C&S Hybrid in a transaction that was accounted for as a pooling of interests. C&S Hybrid is a manufacturer of transmitter and receiver hardware assemblies that are integrated into terrestrial-based point-to-point microwave radios primarily for use in commercial applications. On October 24, 1997, REMEC acquired all of the outstanding common stock of Q-bit in a transaction that was accounted for as a pooling of interests. Q-bit is a manufacturer of amplifier-based microwave components and multi-function modules. All accompanying historical financial statement information has been restated to include the operations, assets and liabilities of Magnum, Radian, C&S Hybrid, and Q-bit.

         In March 1997, REMEC acquired Veritek, a producer of high quality surface mount manufacturing assemblies in a transaction accounted for as a purchase. The consolidated statements of income and cash flows for all periods subsequent to March 31, 1997 include Veritek's operating results from April 1, 1997. In October 1997, REMEC formed REMEC Canada (as a wholly owned subsidiary) for the purpose of facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules, in a transaction accounted for as a purchase. REMEC Canada completed the acquisition of Nanowave effective as of October 29, 1997. The fiscal 1998 consolidated statements of income and cash flows include Nanowave's operating results from October 31, 1997.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statements of income data for the periods indicated.


                                                 YEARS ENDED JANUARY 31,
                                               -----------------------------
                                               1998        1997         1996
                                               ----        ----         ----
Net sales                                       100%        100%        100%
Cost of sales                                    69          72          71
                                                ---         ---         ---
   Gross profit                                  31          28          29
Operating expenses:
   Selling, general & administrative             16          17          18
   Research and development                       3           4           4
                                                ---         ---         ---
      Total operating expenses                   19          21          22
                                                ---         ---         ---
Income from operations                           12           7           7
Gain on sale of subsidiary                        1          --          --
Interest income (expense) and other, net          1          --          --
                                                ---         ---         ---
Income before income taxes                       14           7           7
Provision for income taxes                        5           3           3
                                                ---         ---         ---
Net income                                        9%          4%          4%
                                                ===         ===         ===



FISCAL YEAR ENDED JANUARY 31, 1998 VS. FISCAL YEAR ENDED JANUARY 31, 1997

         Net Sales. Net sales increased 32% from $118.6 million during fiscal 1997 to $156.1 million during fiscal 1998. Commercial sales increased 75% from $48.8 million to $85.4 million and defense sales increased 1% from $69.8 million to $70.7 million during those periods. The increase in commercial sales was primarily attributable to increased customer demand for the Company's wireless products. The increase in defense sales was attributable to increased MFM and component sales offsetting reduced precision instrument sales.

         Gross Profit. Gross profit increased 46% from $32.9 million in fiscal 1997 to $48.0 million in fiscal 1998. Consolidated gross margins increased from 28% during fiscal 1997 to 31% during fiscal 1998. Gross margins for defense increased from 27% to 30% and commercial gross margins increased from 29% to 31% for the above periods primarily as a result of changes in the mix of products shipped and due to the lower unit costs arising from improved overhead absorption attributable to the increase in sales volume.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 28% from $19.3 million during fiscal 1997 to $24.8 million during fiscal 1998. This increase was primarily attributable to increased personnel, legal and other administrative costs resulting from the Company's growth, as well as approximately $1.1 million of direct transaction costs associated with the Radian, C&S Hybrid and Q-bit mergers. As a percentage of net sales, SG&A expenses declined from 17% in fiscal 1997 to 16% in fiscal 1998, due to increased sales volume.

         Research and Development Expenses. Research and development expenses increased 11% from $4.6 million during fiscal 1997 to $5.1 million during fiscal 1998. These expenditures are almost entirely attributable to the commercial wireless business.

         Gain on Sale of Subsidiary. The Company's results of operations for the year ended January 31, 1998 includes the gain from the sale of the Company's RFM subsidiary. There was no similar gain in the prior fiscal year.

         Interest Income (Expense) and Other, Net. Interest income (expense) and other, net increased from $48,000 during fiscal 1997 to $2.3 million during fiscal 1998. This increase was due to the increased level of cash available for investment as a result of the funds generated from the Company's follow-on public offering which was completed in January 1997.

         Provision for Income Taxes. The Company's effective tax rate declined from 45% during fiscal 1997 to 37% during fiscal 1998. The decrease reflected the pre-acquisition net income generated at the Company's Q-bit subsidiary in fiscal 1998. Prior to its acquisition by REMEC, Q-bit had operated as an S corporation for federal and state income tax purposes and, accordingly, all taxable income generated by Q-bit during the pre-acquisition period in fiscal 1998 was allocated to the shareholders of Q-bit and included on their personal income tax returns. Therefore, the Company's effective tax rate in fiscal 1998 reflects no provision for income taxes on Q-bit's pre-acquisition earnings. The reduction in the effective tax rate in fiscal 1998 also reflects the benefit of tax credits for certain capital expenditures.

FISCAL YEAR ENDED JANUARY 31, 1997 VS. FISCAL YEAR ENDED JANUARY 31, 1996

         Net Sales. Net sales increased 27% from $93.2 million during fiscal 1996 to $118.6 million for fiscal 1997. The increase in net sales was due to sales increases at all of the Company's operating subsidiaries, including $4.8 million of net sales of RFM from the effective date of the acquisition. Commercial sales increased 62% from $30.2 million to $48.8 million due primarily to the production of microwave front ends and VSAT equipment for P-COM and STM, respectively. Defense sales increased 11% from $63.0 million to $69.8 million as a result of increased bookings during fiscal 1997 and increased shipments on production contracts for existing programs and customers.

         Gross Profit. Gross profit increased 22% from $27.1 million in fiscal 1996 to $32.9 million in fiscal 1997. Gross margins decreased from 29% in fiscal 1996 to 28% for fiscal 1997. Gross margins for defense were 26% in fiscal 1996 and 27% in fiscal 1997. Commercial gross margins were 36% in fiscal 1996 and 29% in fiscal 1997. The decline in commercial margins was primarily the result of a change in sales mix and start-up costs associated with the introduction of new products at certain of the Company's subsidiaries.

         Selling, General and Administrative Expenses. SG&A expenses increased 16% from $16.6 million during fiscal 1996 to $19.3 million for fiscal 1997. This increase was primarily attributable to additional SG&A costs associated with the Wireless and RFM operations, neither of which were significant contributors to fiscal 1996 SG&A costs. Wireless was operating at start-up levels during fiscal 1996, while RFM was not included in fiscal 1996 results as it was not acquired until the second quarter of fiscal 1997. In addition, SG&A expenses for fiscal 1997 increased due to $424,000 of non-recurring acquisition costs associated with the Magnum merger. As a percentage of net sales, SG&A expenses declined from 18% in fiscal 1996 to 17% in fiscal 1997, due to increased sales volume.

         Research and Development Expenses. Research and development expenses increased 15% from $4.0 million in fiscal 1996 to $4.6 million for fiscal 1997. This increase resulted primarily from wireless telecommunications research and development expenses arising from the expansion of the Company's commercial business. As a percentage of net sales, research and development expenses remained constant at 4% for the periods indicated.

         Interest Income Expense and Other, Net. Interest expense was $401,000 in fiscal 1996 as compared to interest income of $48,000 for fiscal 1997. The change was primarily attributable to the increased interest income associated with the increased level of cash on hand as a result of the funds generated from the Company's initial public offering which was completed in February 1996.

         Provision for Income Taxes. The Company's effective income tax rate increased from 40% in fiscal 1996 to 45% in fiscal 1997. The increase reflected the pre-acquisition net loss generated at the Company's Q-bit subsidiary in 1997. Prior to its acquisition by REMEC, Q-bit had operated as an S corporation for federal and state income tax purposes and all taxable income (losses) generated by Q-bit during the pre-acquisition years were allocated to the shareholders and included on their personal income tax returns. Accordingly, the consolidated financial statements reflect no benefit for Q-bit's fiscal 1997 net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1998, REMEC had $84.5 million of working capital which included cash and cash equivalents totaling $41.9 million. REMEC also has $17.0 million available under two credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. As of January 31, 1998, there were no borrowings outstanding under REMEC's credit facilities.

         During fiscal 1998, net cash provided by operations totaled $.8 million as the cash flows from earnings and non-cash expenses (primarily depreciation and amortization) more than offset the $15.8 million increase in accounts receivable and inventories. The increase in accounts receivable and inventories during fiscal 1998 resulted from REMEC's increased level of sales. Investing activities utilized $17.3 million during fiscal 1998, primarily as a result of $17.4 million in capital expenditures and $5.1 million used for the acquisition of Veritek and Nanowave, net of the proceeds from the sale of the Company's RFM subsidiary. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's public offering of Common Stock completed in January 1997. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities utilized approximately $4.4 million during fiscal 1998, principally as a result of the Company's repayment of certain bank and other obligations assumed in certain of the Company's acquisitions.

         In February 1998, the Company completed an underwritten public offering of its Common Stock. In this offering, the Company issued 1,990,000 shares of its Common Stock and received net proceeds of approximately $49.6 million.

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

IMPACT OF YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems, which may result in those customers having reduced funds to purchase the Company's products or those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information pertaining to directors of the Registrant is set forth under the caption "Election of Directors -- Nominees" in the Registrant's Proxy Statement (the "1998 Proxy Statement") for the Annual Meeting of Shareholders expected to be held on June 12, 1998 and is herein incorporated by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 1998 Proxy Statement under the caption "Management -- Compliance with Section 16(a) of the Exchange Act" and is herein incorporated by reference.

         The executive officers of the Registrant, and their ages as of April 17, 1998, are as follows:


            NAME                   AGE                      POSITION WITH THE COMPANY
 ------------------                ---      -------------------------------------------------------------
 Ronald E. Ragland                 56       Chairman of the Board and Chief Executive Officer

 Errol Ekaireb                     59       President, Chief Operating Officer and Director

 Jack A. Giles                     56       Executive Vice President, President of REMEC Microwave
                                            and Director

 Joseph T. Lee                     43       Executive Vice President, President
                                            of Northern California Operations and Director

 Denny Morgan                      44       Senior Vice President, Chief Engineer and Director

 Tao Chow                          46       Senior Vice President and President of C&S Hybrid

 Michael McDonald                  44       Senior Vice President, Chief Financial Officer and Secretary

 James Mongillo                    59       Senior Vice President and President of Radian and Magnum

 Justin Miller                     48       Vice President and President of REMEC Canada and Nanowave


        MR. RAGLAND was a founder of the Company and has served as Chairman of the Board and Chief Executive Officer of the Company since January 1983. Prior to joining the Company, he was General Manager of KW Engineering and held program management positions with Ford Aerospace Communications Corp., E-Systems, Inc. and United Telecommunications, Inc. Mr. Ragland was a Captain in the United States Army and holds a B.S.E.E. degree from Missouri University at Rolla and an M.S.E.E. degree from St. Louis University.

        MR. EKAIREB has served as President and Chief Operating Officer of the Company since 1990 and a director of the Company since 1985. Mr. Ekaireb served as Vice President of the Company from 1984 to 1987 and as Executive Vice President and Chief Operating Officer from 1987 to 1990. Prior to joining the Company, he spent 23 years with Ford Aerospace Communications Corp. Mr. Ekaireb holds B.S.E.E. and B.S.M.E. degrees from West Coast University and has completed the University of California, Los Angeles Executive Program.

        MR. GILES joined the Company in 1984. He was elected as a director in 1984, Vice President in 1985, Executive Vice President in 1987 and was elected President of REMEC Microwave in 1994. Prior to joining the Company he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree from the University of Arkansas and is a graduate of Defense Systems Management College.

        MR. LEE has been a director and Executive Vice President of the Company since September 1996 and was elected President of the Company's Northern California Operations in December 1997. Prior to the acquisition of Magnum Microwave Corporation ("Magnum Microwave") by the Company in August

1996, he was Chairman of the Board, President and Chief Executive Officer of Magnum Microwave. Mr. Lee holds a B.S.E.E. degree from the University of Michigan and M.S.E.E. and ENGINEER (Doctor of Engineering) degrees from Stanford University.

         MR. MORGAN was a founder of the Company and has served as Senior Vice President, Chief Engineer and a director of the Company since January 1983. Prior to joining the Company, he worked with KW Engineering, Micromega, General Dynamics Corporation and Pacific Aerosystems, Inc. Mr. Morgan holds a B.S.E.E. degree from the Massachusetts Institute of Technology and was the Four Year Chancellor's Intern Fellowship Recipient at the University of California, Los Angeles.

         MR. CHOW has served as the President and a director of C&S Hybrid and Senior Vice President of REMEC since July 1997. Prior to the acquisition of C&S Hybrid by REMEC, Mr. Chow was a founder of C&S Hybrid and has served as President and a director of C&S Hybrid since September 1984. Mr. Chow has also served as a director and the President and Chief Financial Officer of Custom Micro Machining, Inc. since 1990, and as a director of Applied Thin-Film Products since April 1995. Mr. Chow holds a B.S.E.E. degree from National Chiao-Tung University in Taiwan and a M.S.E.E. degree from the University of California, Los Angeles.

        MR. MCDONALD was appointed Senior Vice President, Chief Financial Officer and Secretary in December 1997. Prior to the acquisition of Magnum Microwave by the Company, he had been Vice President and Chief Financial Officer of Magnum Microwave. Prior to joining Magnum Microwave in 1984, he worked at Watkins-Johnson Company. Mr. McDonald holds a B.S. degree from the University of San Francisco and an M.B.A. degree from California Polytechnic State University at San Luis Obispo.

        MR. MONGILLO joined the Company in February 1997 as part of the Radian Technology acquisition. He is a Senior Vice President of the Company, and is serving as President of both Radian Technology and Magnum Microwave. Prior to the acquisition of Radian Technology, he was the Chairman of the Board, President and Chief Executive Officer of Radian. Mr. Mongillo holds a B.S.E.E. degree from Brown University.

        DR. MILLER has served as President and director of Nanowave Technologies and REMEC Canada and Vice President of REMEC since October 1997. Prior to the Nanowave acquisition by REMEC, he was a founder of Nanowave and served as its President and a director since 1992. Prior to that he served as Vice President -- Engineering of Microwave Technologies, a division of Lucas Industries plc. Dr. Miller holds a Ph.D. from the University of Warwick.

ITEM 11. EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is set forth under the caption "Management -- Executive Compensation" in the 1998 Proxy Statement and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of the Registrant's Common Stock is set forth under "Management -- Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the 1998 Proxy Statement and is herein incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

                  Report of Independent Auditors

                  Consolidated Balance Sheets at January 31, 1998 and 1997

                  Consolidated Statements of Income for the
                           years ended January 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity
                           as of January 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years
                           ended January 31, 1998, 1997 and 1996

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

         3. Exhibits

         Exhibit No.               Description
         -----------               -----------

         2.1(1) Agreement and Plan of Reorganization and Merger dated as of May 16, 1996 among Magnum Microwave Corporation, the Registrant and REMEC Acquisition Corporation

         2.2(7) Agreement and Plan of Reorganization and Merger dated as of February 24, 1997 among the Registrant, RTI Acquisition
                   Corporation and Radian Technology, Inc.

         2.3(6) Agreement and Plan of Reorganization and Merger dated as of April 10, 1997 among the Registrant, C&S Acquisition
                   Corporation and C&S Hybrid, Inc.

         2.4(6) Agreement and Plan of Reorganization and Merger dated as of October 24, 1997 among the Registrant, RQB Acquisition
                   Corporation and Q-bit Corporation

         2.5(6)    Share Purchase Agreement dated as of September 30, 1997 among
                   Justin Miller, Ph.D., RoyNat, Inc., REMEC Canada ULC and the
                   Registrant

         3.1(3)    Restated Articles of Incorporation

         3.2(3)    By-Laws, as amended

         10.1(3)   Equity Incentive Plan

         10.2(3)   Employee Stock Purchase Plan

         10.3(3) Form of Indemnification Agreements between Registrant and its officers and directors

         10.4(3)   Standard Industrial Lease between the Registrant and
                   Transcontinental Realty Investors, Inc., dated February 1,
                   1990, as amended.

         10.5(3)   Standard Industrial Lease between the Registrant and
                   Chesapeake Business Park 1983, dated December 13, 1988, as amended.

         10.6(4)   1996 Nonemployee Directors Stock Option Plan

         10.7(7) Amended and Restated Loan Agreement between the Registrant and The Union Bank of California, N.A., dated
                   January 17, 1997

         21.1(6)   Subsidiaries of the Registrant

         23.1(7)   Consent of Ernst & Young LLP, Independent Auditors

         23.2(7)   Consent of Ireland San Filippo LLP, Independent Public
                   Accountants

         23.3(7)   Consent of Bray, Beck & Koetter, Independent Auditors

         24.1(7) Power of Attorney (included on Page S-1 of this Annual Report on Form 10-K)

         27(7)     Financial Data Schedule

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

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to Registrant's Annual Report on Form 10-K/A filed on January 30, 1998 and incorporated herein by reference.

(7)    Filed with this Annual Report on Form 10-K.


         (b)  Report on Form 8-K

              There were no reports on Form 8-K filed in the fourth quarter of fiscal 1998.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
REMEC, INC.
Report of Ernst & Young LLP, Independent Auditors..........................           F-2
Report of Ireland San Filippo LLP, Independent Auditors....................           F-3
Report of Bray, Beck & Koetter, Independent Auditors.......................           F-4
Consolidated Balance Sheets at January 31, 1998 and 1997...................           F-5
Consolidated Statements of Income for the years ended
   January 31, 1998, 1997 and 1996.........................................           F-6
Consolidated Statements of Shareholders' Equity as of
   January 31, 1998, 1997 and 1996.........................................           F-7
Consolidated Statements of Cash Flows for the years ended
   January 31, 1998, 1997 and 1996.........................................           F-8
Notes to Consolidated Financial Statements.................................           F-9

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

         We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Radian Technology, Inc. and Q-bit Corporation, wholly-owned subsidiaries, which statements reflect total assets constituting 8% in 1997, and total revenues constituting 17% in 1997 and 22% in 1996 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Radian Technology, Inc. and Q-bit Corporation, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


                                                     /s/ ERNST & YOUNG LLP
                                                     ---------------------------
                                                     ERNST & YOUNG LLP
San Diego, California
February 27, 1998

             REPORT OF IRELAND SAN FILIPPO LLP, INDEPENDENT AUDITORS



To the Board of Directors
Radian Technology, Inc.
Santa Clara, California



We have audited the balance sheet of Radian Technology, Inc. (a California corporation), as of December 27, 1996, and the related statements of income and expense, stockholders' equity, and cash flows for each of the years ended December 29, 1995, and December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radian Technology, Inc. as of December 27, 1996, and the results of its operations and its cash flows for each of the years ended December 29, 1995, and December 27, 1996, in conformity with generally accepted accounting principles.



IRELAND SAN FILIPPO, LLP



March 6, 1997

              REPORT OF BRAY, BECK & KOETTER, INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Q-bit Corporation
Palm Bay, Florida



We have audited the balance sheets of Q-bit Corporation (an S Corporation) as of December 31, 1996 and the related statements of operations, retained earnings (deficit) and cash flows for the years then ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 and 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ BRAY, BECK & KOETTER



Melbourne, Florida
February 28, 1997

                                                    REMEC, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                             JANUARY 31,
                                                                  --------------------------------
                                                                     1998                   1997
                                                                  ------------        ------------
                          ASSETS

Current assets:
     Cash and cash equivalents ...........................        $ 41,937,101        $ 63,172,362
     Accounts receivable, net ............................          25,494,474          15,972,993
     Inventories, net ....................................          30,380,941          19,332,056
     Deferred income taxes ...............................           6,241,957           3,033,818
     Prepaid expenses and other current assets ...........             589,053             582,542
                                                                  ------------        ------------
                  Total current assets ...................         104,643,526         102,093,771
     Property, plant and equipment, net ..................          31,988,934          18,543,405
     Intangible and other assets .........................          17,232,241           4,803,307
                                                                  ------------        ------------
                                                                  $153,864,701        $125,440,483
                                                                  ============        ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Borrowings under bank line of credit and other
         short-term debt .................................        $         --        $  1,891,449
     Accounts payable ....................................           8,531,756           5,973,537
     Accrued salaries, benefits and related taxes ........           5,999,248           4,845,956
     Income taxes payable ................................           2,546,479           2,249,087
     Accrued expenses ....................................           3,070,515           2,540,037
     Current portion of notes payable and
         capital lease obligations .......................                  --             482,200
                                                                  ------------        ------------
                  Total current liabilities ..............          20,147,998          17,982,266
Deferred rent ............................................             104,236             262,432
Deferred income taxes ....................................           5,117,933           1,179,353
Notes payable, less current portion ......................                  --           1,882,776
Capital lease obligations, less current portion ..........                  --             579,000

Commitments

Shareholders' equity:
     Preferred shares -- $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding .........                  --                  --
     Common shares -- $.01 par value, 40,000,000 shares
         authorized; issued and outstanding shares --
         21,182,663 and 20,535,457 at January 31, 1998 and
         1997, respectively ..............................             211,828             205,356
     Paid-in capital .....................................          95,303,154          85,787,686
     Retained earnings ...................................          32,979,552          17,561,614
                                                                  ------------        ------------

                  Total shareholders' equity .............         128,494,534         103,554,656
                                                                  ------------        ------------
                                                                  $153,864,701        $125,440,483
                                                                  ============        ============

                             See accompanying notes.

                                   REMEC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                    YEARS ENDED JANUARY 31,
                                                    ----------------------------------------------------
                                                        1998                 1997               1996
                                                    ------------        ------------        ------------
Net sales ..................................        $156,056,929        $118,553,842        $ 93,228,090
Cost of sales ..............................         108,052,891          85,658,524          66,172,461
                                                    ------------        ------------        ------------

     Gross profit ..........................          48,004,038          32,895,318          27,055,629
Operating expenses:
     Selling, general & administrative .....          24,773,466          19,349,733          16,610,999
     Research and development ..............           5,107,984           4,605,000           4,016,335
                                                    ------------        ------------        ------------

Total operating expenses ...................          29,881,450          23,954,733          20,627,334
                                                    ------------        ------------        ------------
Income from operations .....................          18,122,588           8,940,585           6,428,295
Gain on sale of subsidiary .................           2,833,240                  --                  --
Interest income (expense) and other, net ...           2,280,329              48,405            (400,593)
                                                    ------------        ------------        ------------

Income before provision for income taxes ...          23,236,157           8,988,990           6,027,702
Provision for income taxes .................           8,500,799           4,016,667           2,428,658
                                                    ------------        ------------        ------------

Net income .................................        $ 14,735,358        $  4,972,323        $  3,599,044
                                                    ============        ============        ============

Earnings per share:
     Basic .................................        $        .71        $        .30        $        .28
                                                    ============        ============        ============
     Diluted ...............................        $        .68        $        .30        $        .28
                                                    ============        ============        ============

Shares used in computing earnings per share:
     Basic .................................          20,841,000          16,517,000          12,892,000
                                                    ============        ============        ============
     Diluted ...............................          21,534,000          16,828,000          13,009,000
                                                    ============        ============        ============



                             See accompanying notes.

                                   REMEC, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  CONVERTIBLE
                                                PREFERRED SHARES                  COMMON SHARES
                                          -----------------------------   -----------------------------
                                              SHARES         AMOUNT          SHARES           AMOUNT
                                          -------------   -------------   -------------   -------------
Balance at January 31, 1995 ............        718,607   $       7,186      11,322,880   $     113,229
   Issuance of common shares upon
     exercise of stock options .........             --              --          28,365             284
   Repurchase of common shares .........             --              --        (277,706)         (2,777)
   Cash dividends ......................             --              --              --              --
   Net income ..........................             --              --              --              --
                                          -------------   -------------   -------------   -------------

Balance at January 31, 1996 ............        718,607           7,186      11,073,539         110,736
   Issuance of common shares in
     initial public offering ...........             --              --       3,397,340          33,973
   Conversion of preferred shares ......       (718,607)         (7,186)      1,616,864          16,169
   Issuance of common shares
     for cash ..........................             --              --         443,467           4,435
   Issuance of common shares under
     employee stock purchase plan ......             --              --         347,850           3,479
   Issuance of common shares upon
     exercise of stock options .........             --              --          37,647             376
   Income tax benefits related to
     employee stock purchase plan
     and stock options exercised .......             --              --              --              --
   Issuance of common shares in
     stock offering ....................             --              --       3,618,750          36,188
   Net income ..........................             --              --              --              --
   Adjustment for Magnum activity
     for the duplicated two months
     ended March 29, 1996 ..............             --              --              --              --
                                          -------------   -------------   -------------   -------------
Balance at January 31, 1997 ............             --              --      20,535,457         205,356
   Issuance of common shares in
     acquisitions ......................             --              --         320,183           3,202
   Issuance of common shares under
     employee stock purchase plan ......             --              --         150,023           1,500
   Issuance of common shares upon
     exercise of stock options .........             --              --         177,000           1,770
   Income tax benefits related to
     employee  stock purchase plan and
     stock options exercised ...........             --              --              --              --
   Net income ..........................             --              --              --              --
   Adjustment for net equity activity of
     pooled companies ..................             --              --              --              --
                                          -------------   -------------   -------------   -------------
Balance at January 31, 1998 ............             --   $          --      21,182,663   $     211,828
                                          =============   =============   =============   =============




                                                PAID-IN       RETAINED
                                                CAPITAL        EARNINGS         TOTAL
                                             -------------   -------------   -------------
Balance at January 31, 1995 ............     $  15,123,296   $   9,244,989   $  24,488,700
   Issuance of common shares upon
     exercise of stock options .........            67,176              --          67,460
   Repurchase of common shares .........  )       (785,726)             --        (788,503)
   Cash dividends ......................                --        (119,470)       (119,470)
   Net income ..........................                --       3,599,044       3,599,044
                                             -------------   -------------   -------------

Balance at January 31, 1996 ............        14,404,746      12,724,563      27,247,231
   Issuance of common shares in
     initial public offering ...........        15,615,236              --      15,649,209
   Conversion of preferred shares ......            (8,983)             --              --
   Issuance of common shares
     for cash ..........................         1,872,140              --       1,876,575
   Issuance of common shares under
     employee stock purchase plan ......         1,670,637              --       1,674,116
   Issuance of common shares upon
     exercise of stock options .........            88,824              --          89,200
   Income tax benefits related to
     employee stock purchase plan
     and stock options exercised .......           209,399              --         209,399
   Issuance of common shares in
     stock offering ....................        51,935,687              --      51,971,875
   Net income ..........................                --       4,972,323       4,972,323
   Adjustment for Magnum activity
     for the duplicated two months
     ended March 29, 1996 ..............                --        (135,272)       (135,272)
                                             -------------   -------------   -------------
Balance at January 31, 1997 ............        85,787,686      17,561,614     103,554,656
   Issuance of common shares in
     acquisitions ......................         6,620,465              --       6,623,667
   Issuance of common shares under
     employee stock purchase plan ......         2,143,385              --       2,144,885
   Issuance of common shares upon
     exercise of stock options .........           751,618              --         753,388
   Income tax benefits related to
     employee  stock purchase plan and
     stock options exercised ...........                --         535,013         535,013
   Net income ..........................                --      14,735,358      14,735,358
   Adjustment for net equity activity of
     pooled companies ..................                --         147,567         147,567
                                             -------------   -------------   -------------
Balance at January 31, 1998 ............     $  95,303,154   $  32,979,552   $ 128,494,534
                                             =============   =============   =============




                             See accompanying notes.

                                   REMEC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED JANUARY 31,
                                                            ------------------------------------------------
                                                                 1998             1997              1996
                                                            ------------      ------------      ------------
OPERATING ACTIVITIES:
Net income ............................................     $ 14,735,358      $  4,972,323      $  3,599,044
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization ................        5,380,811         3,647,507         2,946,040
         Gain on sale of Subsidiary ...................       (2,833,240)               --                --
         Deferred income taxes ........................       (2,407,832)         (767,151)         (779,470)
         Changes in operating assets and liabilities:
              Accounts receivable .....................       (6,525,349)       (4,862,195)         (786,153)
              Inventories .............................       (9,303,804)       (2,539,276)       (2,008,355)
              Prepaid expenses and other
                  current assets ......................          201,838          (256,477)           33,297
              Accounts payable ........................          686,941            78,089         1,726,676
              Accrued expenses, income taxes
                  payable and deferred rent ...........          852,733           556,250         1,355,040
                                                            ------------      ------------      ------------

         Net cash provided by operating activities ....          787,456           829,070         6,086,119

INVESTING ACTIVITIES:
     Additions to property, plant and equipment .......      (17,351,394)       (7,362,734)       (4,808,031)
     Payment for acquisitions, net of
         cash acquired ................................       (5,066,075)       (4,011,735)               --
     Proceeds from sale of subsidiary .................        5,000,000                --                --
     Purchase of short-term investments ...............               --                --          (981,607)
     Sale of short-term investments ...................               --         1,482,565           953,657
     Other assets .....................................          120,637          (133,320)           99,820
                                                            ------------      ------------      ------------

         Net cash used by investing activities ........      (17,296,832)      (10,025,224)       (4,736,161)

FINANCING ACTIVITIES:
     Proceeds from bank revolving term loan,
         line-of-credit and long-term debt ............       12,212,858         1,100,000        14,367,464
     Repayments on bank revolving term loan,
         line-of-credit and long-term debt ............      (19,510,512)       (3,412,956)      (14,056,928)
     Repurchase of common stock .......................               --                --          (788,503)
     Proceeds from issuance of common stock ...........        2,898,273        71,260,975            67,460
     Change in deferred offering costs ................               --         1,108,424        (1,108,424)
     Cash dividends ...................................               --                --          (119,470)
                                                            ------------      ------------      ------------

       Net cash provided (used) by financing activities       (4,399,381)       70,056,443        (1,638,401)
                                                            ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents ......      (20,908,759)       60,860,289          (288,443)
Cash and cash equivalents at beginning of year ........       63,172,362         2,345,632         2,634,075
Adjustment for net cash activity of
     pooled companies .................................         (326,504)          (33,559)               --
                                                            ------------      ------------      ------------

Cash and cash equivalents at end of year ..............     $ 41,937,101      $ 63,172,362      $  2,345,632
                                                            ============      ============      ============

Supplemental disclosures of cash flow information:
   Cash paid for:
         Interest .....................................     $    321,000      $    414,000      $    568,000
                                                            ============      ============      ============
         Income taxes .................................     $ 10,162,000      $  3,091,000      $  2,558,000
                                                            ============      ============      ============
Supplemental disclosure of noncash investing
   and financing activities:
         Assets acquired under capital leases
              and notes payable obligations ...........     $         --      $    962,000      $    371,000
                                                            ============      ============      ============
         Common shares issued in connection with
              acquisitions ............................     $  6,623,667      $         --      $         --
                                                            ============      ============      ============


                             See accompanying notes

                                   REMEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Nature of Business and Basis of Presentation

         REMEC, Inc. (the "Company") was incorporated in the State of California in January 1983. The Company is engaged in a single business segment consisting of the research, design, development and manufacture of microwave and radio frequency (RF) components and subsystems and precision instruments for control and measurement systems. Prior to fiscal 1996, the majority of the Company's sales were to prime contractors to various agencies of the U.S. Department of Defense and to foreign governments. In May 1995, the Company incorporated REMEC Wireless, Inc. (a wholly owned subsidiary) to research, design, develop and manufacture products based on microwave technologies for commercial customers. In fiscal 1997, the Company acquired Magnum Microwave Corporation, a manufacturer of microwave components and subsystems, in a transaction accounted for as a pooling of interests. During 1997, the Company also acquired RF Microsystems, Inc. ("RFM"), a satellite communications engineering company, in a transaction accounted for as a purchase. During fiscal 1998, the Company acquired Radian Technology, Inc., C&S Hybrid, Inc., and Q-bit Corporation, in a series of transactions accounted for as poolings of interests. The Company's consolidated financial statements for all periods prior to these acquisitions have been restated to include each of the acquired Company's financial position, results of operations and cash flows. During fiscal 1998, the Company also acquired Verified Technical Corporation and Nanowave Technologies Inc. in transactions which were accounted for as purchases and sold its RFM subsidiary.

       Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Humphrey, Inc., REMEC Wireless, Inc., RF Microsystems, Inc., Magnum Microwave Corporation, Radian Technology, Inc., Verified Technical Corporation, C&S Hybrid, Inc., Nanowave Technologies Inc. and Q-bit Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

         The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement No. 115 requires companies to record certain debt and equity security investments at market value. At January 31, 1998 and 1997, the cost of cash equivalents and short-term investments approximated fair value.

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

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



       Inventory

         Inventories are stated at the lower of weighted average cost or market. In accordance with industry practice, the Company has adopted a policy of capitalizing general and administrative costs as a component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

       Progress Payments

         Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received.

       Long-Lived Assets

         Property, plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Depreciation expense includes the amortization of equipment under capital leases. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

         Intangible assets in the accompanying balance sheets represent the excess of costs over the fair value of net assets acquired and are primarily comprised of goodwill and acquired technology recorded in connection with the acquisitions of Humphrey, Inc. (in February 1994), RF Microsystems, Inc., Verified Technical Corporation and Nanowave Technologies Inc. (See Note 2). These assets are being amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from nine to fifteen years, respectively. Amortization expense related to intangible assets totaled $766,616, $345,531 and $148,956 for fiscal years 1998, 1997 and 1996, respectively.

         Effective February 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of" which established standards for recording the impairment of long-lived assets, including property, equipment and leasehold improvements, intangible assets and goodwill.

         In accordance with this Statement, the Company reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of those assets. The carrying value of intangible assets are evaluated for impairment through comparison of the undiscounted cash flows derived from those assets to the carrying value of the related intangibles.

       Revenue Recognition

         Revenues from commercial contracts are recognized upon shipment of product and transfer of title to customers. Revenues on long-term fixed-price contracts with prime contractors to U.S. Government Agencies are recognized using the units of delivery method. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract. Revenues for cost-reimbursement contracts are recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

       Research and Development

         Research and development costs incurred by the Company are expensed in the period incurred.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




       Net Income Per Share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the Company's previously reported earnings per share. In accordance with Statement 128, all earnings per share amounts for all periods presented have been restated. The calculation of net income per share reflects the historical information for REMEC and its acquired subsidiaries and the conversion of the common shares of those companies acquired in pooling of interests transactions into REMEC shares as stipulated in the respective acquisition agreements. (See Note 2.)

         The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

                                                                 Years Ended January 31,
                                                     ----------------------------------------
                                                        1998           1997           1996
                                                     ----------     ----------     ----------
Weighted average common shares outstanding ......    20,841,000     16,517,000     11,306,000
Effect of assumed conversion of preferred of ....
                                                             --             --      1,617,000
                                                     ----------     ----------     ----------
Shares used in basic earnings per share
   calculation ..................................    20,841,000     16,517,000     12,892,000
Effect of dilutive stock options ................       693,000        311,000        117,000
                                                     ----------     ----------     ----------
Shares used in diluted earnings per share
   calculation ..................................    21,534,000     16,828,000     13,009,000
                                                     ==========     ==========     ==========



         On June 6, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 20, 1997. All share and per share related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

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

                                  REMEC, INC.

       New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance. As stated above, the Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

2. ACQUISITION TRANSACTIONS

       Q-bit Corporation ("Q-bit")

         In October 1997, the Company acquired all of the outstanding shares of common stock of Q-bit, a manufacturer of amplifier based microwave components and multi-function modules, in exchange for 1,047,482 shares of the Company's common stock. Prior to the combination, Q-bit's fiscal year ended on December 31, 1996. In recording the business combination, Q-bit's financial statements for the fiscal years ended December 31, 1995 and 1996 were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. Q-bit's net sales and net income for the one month period ended January 31, 1997 were $1,295,557 and $103,610, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Q-bit's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of the Company and excluded from reported fiscal 1998 results of operations and cash flows. Q-bit's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $12,315,818 and $1,578,333, respectively.

       C&S Hybrid ("C&S Hybrid")

         In June 1997, the Company acquired all of the outstanding shares of common stock of C&S Hybrid, a manufacturer of transmitter and receiver hardware assemblies ("transceivers") that are integrated by C&S Hybrid's customers into terrestrial-based point-to-point microwave radios primarily for use in commercial applications, in exchange for 1,290,000 shares of the Company's common stock. Prior to the combination, C&S Hybrid's fiscal year ended on December 27, 1996. In recording the business combination, C&S Hybrid's financial statements for the fiscal years ended December 22, 1995 and December 27, 1996 were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. C&S Hybrid's net sales and net income for the one month ended January 31, 1997 were $1,569,129 and $53,976, respectively. In accordance with APB No. 16, C&S Hybrid's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of the Company and excluded from reported fiscal 1998 results of operations and cash flows. C&S Hybrid's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $8,033,729 and $357,249, respectively.

       Radian Technology, Inc. ("Radian")

         On February 28, 1997, the Company issued 950,024 shares of its common stock in exchange for all of the outstanding shares of common stock of Radian, a manufacturer of microwave components and subsystems. Prior to the combination, Radian's fiscal year ended on the Friday closest to December 31. In recording the business combination, Radian's financial statements for the fiscal years ended December 29, 1995 and December 27, 1996

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. Radian's net sales and net loss for the one month period ended January 31, 1997 were $299,000 and $10,019, respectively. In accordance with APB No. 16, Radian's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of the Company and excluded from reported fiscal 1998 results of operations and cash flows. Radian's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $731,089 and $141,888, respectively.

       Magnum Microwave Corporation ("Magnum")

         On August 26, 1996, the Company issued 1,612,399 shares of its common stock in exchange for all of the outstanding shares of common stock of Magnum, a manufacturer of microwave components and subsystems. Immediately prior to the acquisition, Magnum issued 197,187 equivalent shares of stock for cash of approximately $1,500,000. Prior to the combination, Magnum's fiscal year ended on the Friday closest to March 31. In recording the business combination, Magnum's financial statements for the 1996 fiscal year were combined with REMEC's for the fiscal year ended January 31, 1996. Consolidated operating results and the net change in consolidated cash and cash equivalents for the year ended January 31, 1997 include Magnum's results of operations and change in cash flows for the two months ended March 29, 1996. Magnum's net sales and net income for the two month period ended March 29, 1996 were $1,743,000 and $135,000, respectively. Included in general and administrative expenses in the consolidated statement of income for the year ended January 31, 1997 are costs of $424,000 related to the acquisition of Magnum.

       Verified Technical Corporation ("Veritek")

         On March 31, 1997, the Company acquired all of the outstanding common stock of Veritek in exchange for cash consideration of $1,000,000 and 138,000 shares of the Company's common stock with a fair value of approximately $2.0 million and the assumption of liabilities totaling $1.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The excess of the purchase price over the net assets acquired of $2,406,000 has been recorded as an intangible asset, and is being amortized over an estimated life of 15 years. The pro forma results of operations of REMEC and Veritek assuming Veritek was acquired on the first day of the Company's 1997 fiscal year would not be materially different from reported results.

       Nanowave Technologies Inc. ("Nanowave")

         In October 1997, the Company formed REMEC Canada (as a wholly owned subsidiary) for the purpose of facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules. Effective October 29, 1997, REMEC Canada acquired all of the outstanding common stock of Nanowave in exchange for cash consideration of $4,025,000 and 182,183 Dividend Access Shares with a fair value of $4,646,000 which was equal to the fair value of an equivalent number of common shares of the Company on the date of acquisition. These Dividend Access Shares are convertible at any time into an equivalent number of shares of REMEC Common Stock at the option of the security holder. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $11,130,000 has been recorded as intangible assets (acquired technology, trademarks, assembled workforce and goodwill), and will be amortized over periods ranging from 9 to 15 years.

         Assuming that the acquisition of Nanowave had occurred on the first day of the Company's fiscal year ended January 31, 1997, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                           Years ended January 31,
                        ----------------------------
                          1998             1997
                        --------          ----------
                                (Unaudited)

Net sales .........     $   160,581     $   124,434
Net income ........          14,288           4,441
Earnings per share:
  Basic ...........     $       .68     $       .27
  Diluted .........     $       .66     $       .26


         RF Microsystems, Inc. ("RFM")

         Effective April 30, 1996, the Company acquired all of the outstanding common stock of RFM and certain other assets in exchange for cash consideration of approximately $4,066,000. RFM provided satellite communications engineering services to agencies of the U.S. Government. The acquisition was accounted for as a purchase, and accordingly, the total purchase price was allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The excess of the purchase price over the net assets acquired of $3,559,000 was recorded as intangible assets, and was being amortized over an estimated life of 15 years. Upon completion of the acquisition, certain tangible and intangible assets associated with the design and production of commercial wireless products with a fair value of approximately $3.8 million were transferred to another subsidiary of the Company. On August 26, 1997, the Company sold its RFM subsidiary in exchange for cash consideration of $5.0 million. The sale resulted in an after-tax gain of $1,728,000 or $.08 per share. The Company's consolidated financial statements include the results of RFM from April 30, 1996 through August 26, 1997.

3.     FINANCIAL STATEMENT DETAILS

       Inventories

         Inventories consist of the following:

                                                  JANUARY 31,
                                            1998               1997
                                        ------------      ------------
Raw Materials .......................     $ 16,087,158      $ 10,017,387
Work in progress ....................       14,968,767        11,687,168
                                          ------------      ------------
                                            31,055,925        21,704,555
Less unliquidated progress payments....       (674,984)       (2,372,499)
                                          ------------      ------------
                                          $ 30,380,941      $ 19,332,056
                                          ============      ============


         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,076,000 and $1,642,000 at January 31, 1998 and 1997, respectively.

       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                           JANUARY 31,
                                                   ------------------------------
                                                      1998               1997
                                                   ------------      ------------
Land, building and improvements ................   $  3,293,776      $  3,351,885
Machinery and equipment ........................     54,574,755        37,932,615
Furniture and fixtures .........................      3,270,147         2,312,295
Leasehold improvements .........................      3,049,130         2,364,977
                                                   ------------      ------------
                                                     64,187,808        45,961,772
Less accumulated depreciation and amortization..    (32,198,874)      (27,418,367)
                                                   ------------      ------------
                                                   $ 31,988,934      $ 18,543,405
                                                   ============      ============

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       Intangible and Other Assets

         Intangible and other assets consist of the following:

                                                    JANUARY 31,
                                           ------------------------------
                                               1998               1997
                                           ------------      ------------
Acquired technology ....................   $  8,358,556      $  3,559,000
Goodwill ...............................      7,775,775         1,489,619
Trademarks and other intangible assets..      2,250,000                --
                                           ------------      ------------
                                             18,384,331         5,048,619
Less accumulated amortization ..........     (1,391,456)         (624,833)
                                           ------------      ------------
                                             16,992,875         4,423,786
Other assets ...........................        239,366           379,521
                                           ------------      ------------
                                           $ 17,232,241      $  4,803,307
                                           ============      ============


4. BANK REVOLVING TERM CREDIT FACILITY AND LINE-OF-CREDIT

         The Company has a $9,000,000 working capital line-of-credit with a bank, which expires July 1, 1998. Interest is due monthly on advances at the bank's prime interest rate (8.5% at January 31, 1998). At January 31, 1998, there were no outstanding borrowings on the facility.

         The Company also has a $8,000,000 term credit facility with the bank which is available until July 1, 1998. Outstanding borrowings at July 1, 1998 under this facility automatically convert into a term note payable in 42 monthly installments. Interest is due monthly on advances under the facility at the bank's prime interest rate. At January 31, 1998, there were no outstanding borrowings on the facility.

         Advances under these agreements are secured by substantially all assets of the Company. The agreements also contain covenants which require the Company to maintain certain financial ratios, achieve specified levels of profitability, restrict the incurrence of additional debt, restrict the incurrence of capital expenditures in excess of specified amounts, limit the payment of cash dividends, and include certain other restrictions. As of January 31, 1998, the Company was in compliance with all covenants specified.

5. SHAREHOLDERS' EQUITY

       Equity Offerings

         In January 1997, the Company issued in a public offering an additional 3,618,750 shares of common stock. The net proceeds from this offering were $51,971,875. Certain shareholders also sold 1,125,000 shares as part of this offering.

         In February 1996, the Company completed an initial public offering ("IPO") of its common stock in which the Company issued a total of 3,397,340 shares of common stock. The net proceeds from the offering were $15,649,209. Concurrent with the closing of the Company's IPO, all of the then outstanding shares of the Company's preferred stock were converted into 1,616,864 shares of common stock. In connection with the Company's IPO, certain shareholders also sold 1,777,660 shares as part of the offering.

       Dividends

         In the year ended January 31, 1996, the Company paid a cash dividend of $.01 per share including a payment to preferred shareholders on an as converted basis. The Company's Q-bit subsidiary also paid a cash dividend totaling $64,670 during the fiscal year ended January 31, 1996. The Company currently anticipates that it will not pay dividends in the foreseeable future.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

       Stock Option Plans

         The Company's 1995 Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees and non-employee directors of the Company. During fiscal 1998, the Company's shareholders approved an increase in the number of shares available for issuance under the Plan by 2,250,000 shares to a total of 3,375,000 shares of common stock. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest over a period of three to four years and expire from four and one-half years to nine years from the date of grant.

         The Company had maintained previous stock option plans prior to the inception of the 1995 Equity Incentive Plan. These incentive plans were terminated upon the closing of the Company's IPO in February 1996 and all outstanding options remain exercisable in accordance with their original terms.

         A summary of the Company's stock option activity and related information is as follows:


                                                                YEARS ENDED JANUARY 31,
                               -----------------------------------------------------------------------------
                                          1998                     1997                    1996
                                ------------------------    ----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED                 WEIGHTED
                                               AVERAGE                   AVERAGE                   AVERAGE
                                               EXERCISE                   EXERCISE                 EXERCISE
                                  OPTION         PRICE      OPTION         PRICE      OPTION        PRICE
Outstanding -- beginning of
   year ....................      928,538      $    7.71     305,380      $   2.25     230,046      $   2.07
   Granted .................    1,024,214          22.42     668,012          9.90     128,501          2.65
   Exercised ...............     (170,965)          4.37     (37,649)         2.37     (26,865)         2.36
   Forfeited ...............      (90,813)         10.17      (7,205)         6.79     (26,302)         2.61
                               ----------      ---------  ----------      --------  ----------      --------
Outstanding -- end of year..    1,690,974      $   16.86     928,538      $   7.71     305,380      $   2.25
                               ==========      =========  ==========      ========  ==========      ========


         The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 1998:


                                      TOTAL OUTSTANDING                              TOTAL EXERCISABLE
                          --------------------------------------------          ------------------------------
                                                   WEIGHTED AVERAGE                                 WEIGHTED
                            NUMBER            -----------------------              NUMBER            AVERAGE
                              OF               EXERCISE                              OF             EXERCISE
PRICE RANGE                 SHARES               PRICE            LIFE             SHARES             PRICE
--------------            ---------            --------           ----          ---------            ---------
   $1.61-$7.40              191,120            $    2.18           2.2            103,780            $    2.13
  $7.41-$11.10              338,350            $    9.55           2.8             85,439            $    9.51
 $11.11-$14.80              325,919            $   14.14           3.3             48,052            $   13.96
 $14.81-$22.20              484,676            $   20.89           3.8             16,535            $   15.15
 $22.21-$25.90              168,875            $   25.37           3.8                 --                   --
 $25.91-$37.00              182,034            $   32.99           4.0                 --                   --
                                                                                ---------            ---------
Total Plan                1,690,974            $   16.86           3.3            253,806            $    7.71
                          =========                                             =========


         At January 31, 1998, options for 1,641,746 shares were available for future grant.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Pro forma information regarding net income and net income per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 71.3% and 90.9%, a weighted-average life of the option of 3.2 years; and a weighted-average life of the stock purchase rights of three months.

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

                                                             YEARS ENDED JANUARY 31,
                                      ----------------------------------------------------------------
                                            1998                      1997                     1996
                                      --------------            -------------            -------------
Net income:
   As reported.................       $   14,735,358            $   4,972,323            $   3,599,044
   Pro forma...................           10,603,372                2,083,189                3,589,792
Earning per share:
   As reported -
     Basic.....................       $          .71            $         .30            $         .28
     Diluted...................                  .68                      .30                      .28
   Pro forma -
     Basic.....................       $          .51            $         .13            $         .28
     Diluted...................                  .49                      .12                      .28
Weighted average
   fair value of options
   granted during the year.....       $        11.48            $        5.09            $         .52


       Stock Purchase Plan

         The Company's Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of shares of the Company's common stock to eligible employees. During fiscal 1998, the Company's shareholders approved an increase in the number of shares available for issuance under the Plan by 825,000 shares to a total of 1,200,000 shares of common stock. The price of the common shares purchased under the Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 1998, 702,127 shares remain available for issuance under the Purchase Plan.

6. COMMITMENTS

       Deferred Savings Plan

         The Company has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to $100 per quarter, per employee, subject to the attainment of certain quarterly profit

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


levels by the Company. Employees vest immediately in their contributions and Company contributions vest over a two year period. The Company has charged to operations contributions of approximately $399,000, $218,000 and $88,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

         Prior to its acquisition in fiscal 1997, the Company's Magnum subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. Magnum made contributions to this plan of $88,000 for fiscal 1996. This plan was merged into the REMEC plan in March 1997.

         The Company's C&S Hybrid subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. C&S Hybrid made contributions to this plan of $42,000 and $33,000 for fiscal 1997 and 1996, respectively. This plan was merged into the REMEC plan in February 1998.

         Prior to its acquisition in fiscal 1998, the Company's Q-bit subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. Q-bit made contributions to this plan of $95,000 and $54,000 for fiscal 1997 and 1996, respectively. This plan was merged into the REMEC plan in April 1998.

       Leases

         The Company leases offices and production facilities under noncancelable agreements classified as operating leases. At January 31, 1998, future minimum payments under these operating leases are as follows:

                                         OPERATING
                                           LEASES
                                        -----------
1999 ...............................    $ 3,464,000
2000 ...............................      3,595,000
2001 ...............................      1,918,000
2002 ...............................        989,000
2003 ...............................        842,000
Thereafter .........................      1,093,000
                                        -----------
Total minimum lease payments........    $11,901,000
                                        ===========




         Certain of these lease agreements provide for annual rental adjustments based on changes in the Consumer Price Index. Certain of these lease agreements also include renewal options.

         At January 31, 1997, equipment under capital leases amounted to $1,231,000. Related accumulated amortization for the same period of time was $440,000. During fiscal 1998, all obligations under capital leases were repaid and ownership of the related assets was transferred to the Company.

         Rent expense totaled $3,186,000, $2,717,000 and $2,587,000 during fiscal 1998, 1997 and 1996, respectively.

7. INCOME TAXES

         For financial reporting purposes, income before taxes includes the following components:

                                      Years Ended January 31,
                     -------------------------------------------------
                         1998              1997                1996
                     -----------        -----------        -----------
Pretax income:
United States        $22,369,180        $ 8,988,990        $ 6,027,702
Foreign                  866,977                 --                 --
                     -----------        -----------        -----------
                     $23,236,157        $ 8,988,990        $ 6,027,702
                     ===========        ===========        ===========

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   JANUARY 31,
                                         ----------------------------
                                            1998                1997
                                         ----------        ----------
Deferred tax liabilities:
   Tax over book depreciation .......    $4,270,000        $1,293,000
   Inventory costs capitalization....       846,000           248,000
   Other ............................         2,000            47,000
                                         ----------        ----------
                                          5,118,000         1,588,000
                                         ----------        ----------
Deferred tax assets:
    Inventory and other reserves.....     3,696,000         1,771,000
    Deferred rent ...................        65,000           108,000
    Accrued expenses ................     1,623,000         1,221,000
    Other ...........................       858,000           342,000
                                         ----------        ----------
Total deferred tax assets ...........     6,242,000         3,442,000
                                         ----------        ----------

Net deferred tax assets .............    $1,124,000        $1,854,000
                                         ==========        ==========

         The provision for taxes based on income consists of the following:


                                                                         YEARS ENDED JANUARY 31,
                                                          -------------------------------------------------
                                                             1998               1997                1996
                                                          ----------         ----------          ----------
Current:
   Federal...........................................    $ 7,933,000         $3,910,000          $2,619,000
   Foreign...........................................        308,000                 --                  --
   State.............................................      1,634,000            874,000             588,000

Deferred:
   Federal...........................................     (1,188,000)          (646,000)           (624,000)
   State.............................................      ( 186,000)          (121,000)           (154,000)
                                                          ----------         ----------          ----------
                                                          $8,501,000         $4,017,000          $2,429,000
                                                          ==========         ==========          ==========


         A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                                       YEARS ENDED JANUARY 31,
                                            -------------------------------------------------------------------------
                                                       1998                      1997                      1996
                                            --------------------       --------------------     ---------------------
                                            AMOUNT             %         AMOUNT           %        AMOUNT          %
                                            ----------       ---       ----------       ---      ----------      ---
Tax at Federal rate.....................    $8,115,000        35%      $3,146,000        35%    $2,110,000        35%
State income tax net of federal.........       941,000         4          605,000         7        295,000         5
Loss (Earnings) distributed to
   S Corporation shareholders...........      (642,000)       (2)         438,000         5        (78,000)       (2)
Other...................................        87,000        --         (172,000)       (2)       102,000         2
                                            ----------       ---       ----------       ---      ----------      ---
                                            $8,501,000        37%      $4,017,000        45%     $2,429,000       40%
                                            ==========       ===       ==========       ===      ==========      ===



         Prior to its acquisition by the Company in October 1997, Q-bit Corporation had elected to be treated as an "S corporation" for income tax purposes and, accordingly, any liability for income taxes was that of the shareholders and not Q-bit.

                                   REMEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8. SIGNIFICANT CUSTOMERS AND EXPORT SALES

         During fiscal 1998 and 1997, respectively, one customer accounted for 14% and 13% of the Company's net sales. No customer accounted for more than 10% of the Company's net sales during 1996.

         Export sales were 7%, 7% and 11% of net sales for fiscal 1998, 1997 and 1996, respectively.

9. RELATED PARTY TRANSACTIONS

         An officer of the Company holds certain interests in various suppliers to one of the Company's subsidiaries. Amounts paid to these suppliers in fiscal 1998, 1997 and 1996 totaled $2,667,000, $1,054,000 and $307,000, respectively.

10. SUBSEQUENT EVENT

         In March 1998, the Company sold in an underwritten public offering an additional 1,990,000 shares of common stock. The net proceeds received by the Company from this offering totaled approximately $49.6 million. Certain shareholders of the Company also sold 1,000,000 shares as part of this offering.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.



                                       REMEC, INC.

                                       By: /s/ Ronald E. Ragland
                                           -------------------------------------
                                           Ronald E. Ragland
                                           Chairman of the Board and
                                           Chief Executive Officer



                               POWERS OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald E. Ragland, Errol Ekaireb and Michael D. McDonald, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

 SIGNATURE                               CAPACITY                             DATE
 ---------                               --------                             ----

 /s/ Ronald E. Ragland         Chairman of the Board and                  April 28, 1998
 ---------------------------   Chief Executive Officer
 Ronald E. Ragland             (Principal Executive Officer)

 /s/ Errol Ekaireb             President, Chief Operating                 April 28, 1998
 ---------------------------   Officer and Director
 Errol Ekaireb

 /s/ Jack A. Giles             Executive Vice President, President        April 28, 1998
 ---------------------------   of REMEC Microwave Division
 Jack A. Giles                 and Director


 /s/ Denny Morgan              Director, Senior Vice President            April 28, 1998
 ---------------------------   and Chief Engineer
 Denny Morgan


/s/ Joseph T. Lee                  Executive Vice President                       April 28, 1998
---------------------------        and Director
Joseph T. Lee

/s/ Michael D. McDonald            Chief Financial Officer, Senior Vice           April 28, 1998
---------------------------        President and Secretary (Principal
Michael D. McDonald                Financial and Accounting Officer)


/s/ Andre R. Horn                  Director                                       April 28, 1998
--------------------------
Andre R. Horn


/s/ Gary L. Luick                  Director                                       April 28, 1998
--------------------------
Gary L. Luick

/s/ Jeffrey M. Nash                Director                                       April 28, 1998
--------------------------
Jeffrey M. Nash

/s/ Thomas A. Corcoran             Director                                       April 28, 1998
--------------------------
Thomas A. Corcoran

/s/ William H. Gibbs               Director                                       April 28, 1998
--------------------------
William H. Gibbs

                                                                     SCHEDULE II

                                   REMEC, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                    BALANCE AT        CHARGED TO                              BALANCE
                                   BEGINNING OF       COSTS AND                                AT END
    CONTRACT LOSS RESERVE             PERIOD           EXPENSES           DEDUCTIONS          OF PERIOD
    ---------------------             ------           --------           ----------          ---------
Year ended January 31, 1996 ...... $ 1,906,000        $ 2,139,000        $(2,675,000)        $ 1,370,000
Year ended January 31, 1997 ......   1,370,000            821,991           (620,000)          1,571,991
Year ended January 31, 1998 ......   1,571,991            478,009                 --           2,050,000

                                   REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1998

                                  EXHIBIT INDEX

                                                                               Sequentially
Exhibit No.  Description                                                     Numbered Pages
-----------  -----------                                                     --------------
  2.1(1)     Agreement and Plan of Reorganization and Merger dated
             as of May 16, 1996 among Magnum Microwave Corporation,
             the Registrant and REMEC Acquisition Corporation

   2.2(7) Agreement and Plan of Reorganization and Merger dated as of February 24, 1997 among the Registrant, RTI Acquisition
             Corporation and Radian Technology, Inc.

   2.3(6) Agreement and Plan of Reorganization and Merger dated as of April 10, 1997 among the Registrant, C&S Acquisition
             Corporation and C&S Hybrid, Inc.

   2.4(6) Agreement and Plan of Reorganization and Merger dated as of October 24, 1997 among the Registrant, RQB Acquisition
             Corporation and Q-bit Corporation

   2.5(6)    Share Purchase Agreement dated as of September 30, 1997 among
             Justin Miller, Ph.D., RoyNat, Inc., REMEC Canada ULC and the
             Registrant

   3.1(3)    Restated Articles of Incorporation

   3.2(3)    By-Laws, as amended

   10.1(3)   Equity Incentive Plan

   10.2(3)   Employee Stock Purchase Plan

   10.3(3) Form of Indemnification Agreements between Registrant and its officers and directors

   10.4(3)   Standard Industrial Lease between the Registrant and
             Transcontinental Realty Investors, Inc., dated February 1,
             1990, as amended.

   10.5(3)   Standard Industrial Lease between the Registrant and
             Chesapeake Business Park 1983, dated December 13, 1988, as amended.

   10.6(4)   1996 Nonemployee Directors Stock Option Plan

   10.7(7) Amended and Restated Loan Agreement between the Registrant and The Union Bank of California, N.A., dated January 17, 1997

   21.1(6)   Subsidiaries of the Registrant

   23.1(7)   Consent of Ernst & Young LLP, Independent Auditors

   23.2(7)   Consent of Ireland San Filippo LLP, Independent Public
             Accountants

   23.3(7)   Consent of Bray, Beck & Koetter, Independent Auditors

   24.1(7) Power of Attorney (included on Page S-1 of this Annual Report on Form 10-K)

   27(7)     Financial Data Schedule

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

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to Registrant's Annual Report on Form 10-K/A filed on January 30, 1998 and incorporated herein by reference.

(7)    Filed with this Annual Report on Form 10-K.