Form 10-Q
period 1998-05-01
REMEC INC
filed 1998-06-15
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MAY 01, 1998
                              ----------------------------------

Commission File Number                       0-27414
                              ----------------------------------

                                   REMEC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     95-3814301
------------------------------------------------------------------------------
    (State of other jurisdiction of                   I.R.S. Employer
     incorporation or organization)                Identification Number

     9404 CHESAPEAKE DRIVE  SAN DIEGO, CALIFORNIA                92123
------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                 (619) 560-1301
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES      X               NO
                                  -----                  -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                   Outstanding as of: MAY 01, 1998
         -----------                -------------------------------
         Common shares,
          $.01(cent)par value                23,244,130

Index                                                               Page No.
-----                                                               --------
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
              Condensed Consolidated Balance Sheets........................3
              Condensed Consolidated Statements of Income..................4
              Condensed Consolidated Statement of Changes in
              Shareholder's Equity.........................................5
              Condensed Consolidated Statements of Cash Flows..............6
              Notes to Condensed Consolidated Financial Statements.........7
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................9

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K................................12

SIGNATURES................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                            May 1, 1998            January 31, 1998
                                                            -----------            ----------------
ASSETS
Current assets:
Cash and cash equivalents                                   $ 85,648,217             $ 41,937,101
Accounts receivable, net                                      28,380,381               25,494,474
Inventories, net                                              34,193,140               30,380,941
Prepaid expenses and other current assets                      8,068,603                6,831,010
                                                            ------------             ------------
Total current assets                                         156,290,341              104,643,526

Property, plant and equipment, net                            36,965,611               31,988,934
Intangible and other assets, net                              16,857,706               17,232,241
                                                            ------------             ------------
                                                            $210,113,658             $153,864,701
                                                            ------------             ------------
                                                            ------------             ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                              $7,116,359               $8,531,756
Accrued expenses                                              14,438,707               11,616,242
                                                            ------------             ------------
Total current liabilities                                     21,555,066               20,147,998

Deferred income taxes and other long-term
liabilities                                                    5,134,565                5,222,169

Shareholders' equity                                         183,424,027              128,494,534
                                                            ------------             ------------
                                                            $210,113,658             $153,864,701
                                                            ------------             ------------
                                                            ------------             ------------

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                 Three months ended
                                                           --------------------------------
                                                           May 1, 1998          May 4, 1997
                                                           -----------          -----------
Net sales                                                $  45,751,384        $  33,861,708
Cost of sales                                               30,397,144           23,684,717
                                                         -------------        -------------
Gross profit                                                15,354,240           10,176,991

Operating expenses:
Selling, general and administrative                          7,260,155            5,378,020
Research and development                                     1,663,861            1,322,275
                                                         -------------        -------------
Total operating expenses                                     8,924,016            6,700,295
                                                         -------------        -------------
Income from operations                                       6,430,224            3,476,696

Interest income                                                684,910              645,972
                                                         -------------        -------------
Income before provision for income taxes                     7,115,134            4,122,668

Provision for income taxes                                   2,707,000            1,691,070
                                                         -------------        -------------
Net income                                                  $4,408,134           $2,431,598
                                                         -------------        -------------
                                                         -------------        -------------

Earnings per share:
Basic                                                            $0.20                $0.12
                                                         -------------        -------------
                                                         -------------        -------------
Diluted                                                          $0.19                $0.11
                                                         -------------        -------------
                                                         -------------        -------------

Shares used in computing earnings per share:
Basic                                                       22,535,000           20,602,000
                                                         -------------        -------------
                                                         -------------        -------------
Diluted                                                     23,306,000           21,307,000
                                                         -------------        -------------
                                                         -------------        -------------

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                      Common stock
                                                  --------------------
                                                  Shares        Amount    Paid-in capital   Retained earnings      Total
                                                  ------        ------    ---------------   -----------------      -----
Balance at January 31, 1998                     21,182,663     $211,828      $95,838,167       $32,444,539     $128,494,534
Issuance of common shares in stock offering      1,990,000       19,900       49,543,600                --       49,563,500
Issuance of common shares upon exercise of
stock options                                       39,286          392          277,161                --          277,553
Issuance of common shares under employee
stock purchase plan                                 32,181          322          679,984                --          680,306
Net income                                              --           --               --         4,408,134        4,408,134
                                                ----------     --------     ------------       -----------     ------------
Balance at May 1, 1998                          23,244,130     $232,442     $146,338,912       $36,852,673     $183,424,027
                                                ----------     --------     ------------       -----------     ------------
                                                ----------     --------     ------------       -----------     ------------

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Three months ended
                                                                                   ---------------------------------
                                                                                   May 1, 1998           May 4, 1997
                                                                                   -----------           -----------
OPERATING ACTIVITIES
Net income                                                                         $ 4,408,134           $ 2,431,598
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
Depreciation and amortization                                                        2,211,973             1,337,013
Changes in operating assets and liabilities:
Accounts receivable                                                                 (2,885,907)           (2,511,969)
Inventories                                                                         (3,812,199)           (3,229,092)
Prepaid expenses and other current assets                                           (1,210,437)             (111,187)
Accounts payable                                                                    (1,415,397)               782,390
Accrued expenses, deferred income taxes and
  other long-term liabilities                                                        2,707,705               400,335
                                                                                   -----------           -----------
Net cash provided (used) by operating activities                                         3,872              (900,912)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (6,922,450)           (3,800,502)
Payment for acquisitions, net of cash acquired                                              --            (1,018,286)
Other assets                                                                           108,335                69,994
                                                                                   -----------           -----------
Net cash used by investing activities                                               (6,814,115)           (4,748,794)

FINANCING ACTIVITIES
Borrowings under credit facilities and long-term debt                                       --             3,570,408
Repayments on credit facilities and long-term debt                                          --            (3,999,658)
Proceeds from sale of common stock                                                  50,521,359                43,438
                                                                                   -----------           -----------
Net cash provided (used) by financing activities                                    50,521,359              (385,812)
                                                                                   -----------           -----------

Increase (decrease) in cash and cash equivalents                                    43,711,116            (6,035,518)
Cash and cash equivalents at beginning of period                                    41,937,101            63,172,362


Adjustment for net cash activity of pooled companies                                       --               (326,504)
                                                                                   -----------           -----------
Cash and cash equivalents at end of period                                         $85,648,217           $56,810,340
                                                                                   -----------           -----------
                                                                                   -----------           -----------

SEE ACCOMPANYING NOTES.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1998 included in the Company's Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of May 1, 1998 and the results of its operations for the three month periods ended May 1, 1998 and May 4, 1997. The results of operations for the interim period ended May 1, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the periods ended May 1, 1998 and May 4, 1997. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance. As stated above, the Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

         The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the Company's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in the Company's Annual Report on Form 10-K, and the other documents the company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements other than as required by applicable law, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2.       NET INCOME PER SHARE

         The Company presents its earnings per share information in accordance with FAS No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share, which includes the dilutive effects of options, warrants and convertible securities, is very similar to the previously reported fully diluted earning per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

         The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                                                          Three Months Ended
                                                                   --------------------------------
                                                                   May 1, 1998          May 4, 1997
                                                                   -----------          -----------
Weighted average common shares outstanding
   used in basic earnings per share calculation                     22,535,000           20,602,000
Effect of dilutive stock options                                       771,000              705,000
                                                                    ----------           ----------
Shares used in diluted earnings per share calculation               23,306,000           21,307,000
                                                                    ----------           ----------
                                                                    ----------           ----------

         On June 6, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 20, 1997. All share and per share related data for the period ended May 4, 1997 included in the condensed consolidated financial statements have been adjusted to reflect the stock dividend.

3.       INVENTORIES

         Inventories consist of the following:

                                                            May 1, 1998             January 31, 1998
                                                            -----------             ----------------
Raw materials                                               $18,462,045                $16,087,158
Work in progress                                             16,544,528                 14,968,767
                                                            -----------                -----------
                                                             35,006,573                 31,055,925
Less unliquidated progress payments                           (813,433)                  (674,984)
                                                            -----------                -----------
                                                            $34,193,140                $30,380,941
                                                            -----------                -----------
                                                            -----------                -----------

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,149,000 and $2,076,000 at May 1, 1998 and January 31, 1998,
         respectively.

4.       EQUITY OFFERING

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

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multifunction modules ("MFM's") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian"), Verified Technical Corporation ("Veritek"), C&S Hybrid, Inc. ("C&S"), Q-bit Corporation ("Q-bit") and Nanowave Technologies, Inc. ("Nanowave"). The Company's consolidated results of operations for the three months ended May 4, 1997 include the operations of RF Microsystems, Inc. ("RFM"). RFM, which was acquired by REMEC on April 30 ,1996, was sold on August 26, 1997.

         During fiscal 1998, the Company acquired all of the outstanding shares of Q-bit, Radian and C&S Hybrid in a series of transactions accounted for as poolings of interests. Accordingly, the consolidated financial statements for the three months ended May 4, 1997 have been restated to include Radian's, C&S Hybrid's and Q-bit's operations, assets and liabilities.

         REMEC's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical REMEC funded research and development expenses related to defense programs have been minimal. As REMEC's commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. REMEC expects this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

         Currently, the Company derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. A substantial amount of the Company's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or shipments to any significant customer may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has experienced continued pricing pressure on follow-on orders for existing defense programs on which the Company participates, and the Company anticipates that there will be fewer available defense programs to which it can market its products in the future. Failure of the Company to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, may have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                           Three Months Ended
                                                          --------------------
                                                          May 1,        May 4,
                                                           1998          1997
                                                          ------        ------
Net sales......................................             100%          100%
Cost of goods sold.............................              66            70
                                                            ---           ---
         Gross profit..........................              34            30
Operating expenses:
         Selling, general & administrative.....              16            16
         Research and development..............               3             4
                                                            ---           ---
                  Total operating expenses.....              19            20
                                                            ---           ---


Income from operations.........................              15            10
Interest income ...............................               1             2
                                                            ---           ---
Income before income taxes.....................              16            12
Provision for income taxes.....................               6             5
                                                            ---           ---
Net income.....................................              10%            7%
                                                            ---           ---
                                                            ---           ---

         NET SALES. Net sales were $45.8 million for the three month period ended May 1, 1998, representing an increase of $11.9 million or 35% over the comparable prior year period. Defense sales were $16.9 million for the three month period ended May 1, 1998, representing a decrease of $ .6 million or 4% over the comparable prior year period. Commercial wireless sales were $28.9 million for the three month period ended May 1, 1998, representing an increase of $12.5 million or 77% over the comparable prior year period. The decrease in defense sales during the three months ended May 1, 1998 is primarily attributable to the sale of RF Microsystems in August 1997; the fiscal 1999 period includes no defense contract revenues from RFM as opposed to $1.1 million in the fiscal 1998 period. Approximately $2.7 million of the increase in commercial sales is attributable to revenue generated by subsidiaries acquired during fiscal 1998, whose operations were not fully included in the Company's fiscal 1998 first quarter results. The remaining increase in commercial sales is primarily attributable to increased customer demand for the Company's products.

         GROSS PROFIT. Gross profit was $15.4 million for the three month period ended May 1 , 1998, representing an increase of $5.2 million or 51% over the comparable prior year period. Gross margins for defense remained constant at 33% for both of the three month periods ended May 1, 1998 and May 4, 1997. Commercial gross margins were 34% for the three month period ended May 1, 1998 compared with 27% for the comparable prior year period. The increase in commercial gross margins is primarily attributable to the increased sales volume resulting in lower unit costs through improved overhead absorption and changes in the Company's sales mix, primarily as a result of sales generated by subsidiaries acquired during 1998 whose operations were not fully included in the Company's fiscal 1998 first quarter results.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") expenses were $7.3 million for the three month period ended May 1, 1998, representing an increase of $1.9 million or 35% over the comparable prior year period. These expenses as a percentage of sales remained constant at 16% for both periods. The increased expenses are primarily attributable to increased personnel, legal and other administrative costs resulting from the Company's growth and costs arising at subsidiaries acquired during fiscal 1998 whose operations were not fully included in operating results for the three months ended May 4, 1997.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.7 million for the three month period ended May 1, 1998, representing an increase of $ .3 million or 26% over the comparable prior year period. The expenditures are almost entirely attributable to the commercial wireless business. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         INTEREST INCOME. Interest income was $685,000 for the three month period ended May 1, 1998, representing an increase of $39,000 over the comparable prior year period. The increase in interest income during the current year reflects the increased level of cash on hand as a result of the funds generated from REMEC's follow-on public offering which was completed in March 1998.

         PROVISION FOR INCOME TAXES. REMEC's effective tax rate declined from 41% during the three month period ended May 4, 1997 to 38% during the three month period ended May 1, 1998. The decrease reflected the pre-acquisition net loss generated at the Company's Q-bit subsidiary in the first quarter of fiscal 1998. Prior to its acquisition by REMEC, Q-bit had operated as an S corporation for federal and state income tax purposes and, accordingly, all taxable losses generated by Q-bit during the pre-acquisition period in fiscal 1998 were allocated to the shareholders of Q-bit and included on their personal income tax returns. Accordingly, the Company's effective tax rate for the first quarter of fiscal 1998 reflects no income tax benefit for Q-bit's pre-acquisition losses. The reduction in the effective tax rate for the first quarter of fiscal 1999 also reflects the benefit of tax credits for certain capital expenditures.

         LIQUIDITY AND CAPITAL RESOURCES

         At May 1, 1998, REMEC had $134.7 million of working capital which included cash and cash equivalents totaling $85.6 million. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is prime. The revolving working capital line of credit terminates July 1, 1998. The revolving period under the term loan expires July 1, 1998, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2002. As of May 1, 1998, there were no borrowings outstanding under REMEC's credit facilities.

         During the three month period ended May 1, 1998, the cash flow from earnings and non-cash expenses (primarily depreciation and amortization) was offset by the increase in accounts receivable and inventories. The increase in accounts receivable is attributable to REMEC's increased level of sales and slower payments from certain customers. Inventories increased during this period to support anticipated future sales growth and due to requests by certain customers to delay delivery of previously announced requirements. Investing activities utilized $6.8 million during the three months ended May 1, 1998, primarily as a result of $6.9 million in capital expenditures. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by funds raised in REMEC's follow-on public offering completed in March 1998. REMEC's future capital expenditures will continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $50.5 million during the first three months of fiscal 1999, principally as a result of the net proceeds of $49.6 million from the follow-on offering.

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

PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith:

                  -     Exhibit 27  --  Financial Data Schedule

         (b) A report on Form 8-K dated February 19, 1998 was filed with the Securities and Exchange Commission on February 19, 1998 in connection with the acquisition of Q-bit Corporation by the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:      /s/ Ronald E. Ragland
         -------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:      /s/ Michael D. McDonald
         -------------------------------------
         Michael D. McDonald
         Chief Financial Officer and Secretary


Date:    June 15, 1998

EXHIBIT INDEX


Exhibit
Number

27                Financial Data Schedule