Form 10-Q
period 1998-07-31
REMEC INC
filed 1998-09-11
CIK 769874

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JULY 31, 1998
                              -----------------------------------

Commission File Number                    0-27414
                       ------------------------------------------

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

             YES      X                    NO
                  ----------                  -------
Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

              Class                   Outstanding as of: JULY 31, 1998
           -----------                --------------------------------
         Common shares,
      $.01(cent)par value                        23,363,275



Index                                                                    Page No.
-----                                                                    --------
PART I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets..........................   3
             Condensed Consolidated Statements of Income....................   4
             Condensed Consolidated Statement of Changes in
                Shareholder's Equity........................................   5
             Condensed Consolidated Statements of Cash Flows................   6
             Notes to Condensed Consolidated Financial Statements...........   7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................   9

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................  13

Item 6. Exhibits and Reports on Form 8-K....................................  13

SIGNATURES..................................................................  14

PART I - FINANCIAL INFORMATION

ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                         July 31, 1998          January 31, 1998
                                                         -------------          ----------------
ASSETS
Current assets:
Cash and cash equivalents                                  $80,466,162              $41,937,101
Accounts receivable, net                                    24,674,287               25,494,474
Inventories, net                                            32,652,819               30,380,941
Prepaid expenses and other current assets                    9,834,339                6,831,010
                                                          ------------             ------------
Total current assets                                       147,627,607              104,643,526

Property, plant and equipment, net                          40,309,269               31,988,934
Intangible and other assets, net                            16,632,639               17,232,241
                                                          ------------             ------------
                                                          $204,569,515             $153,864,701
                                                          ------------             ------------
                                                          ------------             ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $4,051,125               $8,531,756
Accrued expenses                                             8,972,870               11,616,242
                                                          ------------             ------------
Total current liabilities                                   13,023,995               20,147,998

Deferred income taxes and other long-term liabilities        4,912,307                5,222,169

Shareholders' equity                                       186,633,213              128,494,534
                                                          ------------             ------------
                                                          $204,569,515             $153,864,701
                                                          ------------             ------------
                                                          ------------             ------------


See accompanying notes.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                               Three months ended                       Six months ended
                                                       ---------------------------------      ---------------------------------
                                                       July 31, 1998      August 1, 1997      July 31, 1998      August 1, 1997
                                                       -------------      --------------      -------------      --------------
Net sales                                               $39,634,681          $39,427,649       $85,386,065           $73,289,357
Cost of sales                                            30,349,218           27,387,817        60,746,362            51,072,534
                                                        -----------          -----------       -----------           -----------
Gross profit                                              9,285,463           12,039,832        24,639,703            22,216,823

Operating expenses:

Selling, general and administrative                       7,730,597            6,189,215        14,990,752            11,567,235
Research and development                                  1,827,497            1,322,918         3,491,358             2,645,193
                                                        -----------          -----------       -----------           -----------
Total operating expenses                                  9,558,094            7,512,133        18,482,110            14,212,428
                                                        -----------          -----------       -----------           -----------
Income (loss) from operations                              (272,631)           4,527,699         6,157,593             8,004,395

Interest income                                             783,070              580,215         1,467,980             1,226,187
                                                        -----------          -----------       -----------           -----------
Income before provision (credit) for income taxes           510,439            5,107,914         7,625,573             9,230,582

Provision (credit) for income taxes                      (2,014,413)           1,681,715           692,587             3,372,785
                                                        -----------          -----------       -----------           -----------
Net income                                               $2,524,852           $3,426,199        $6,932,986            $5,857,797
                                                        -----------          -----------       -----------           -----------
                                                        -----------          -----------       -----------           -----------

Earnings per share:

Basic                                                         $0.11                $0.17             $0.30                 $0.28
                                                        -----------          -----------       -----------           -----------
                                                        -----------          -----------       -----------           -----------
Diluted                                                       $0.11                $0.16             $0.30                 $0.27
                                                        -----------          -----------       -----------           -----------
                                                        -----------          -----------       -----------           -----------

Shares used in computing earnings per share:

Basic                                                    23,261,000           20,733,000        22,900,000            20,666,000
                                                        -----------          -----------       -----------           -----------
                                                        -----------          -----------       -----------           -----------
Diluted                                                  23,605,000           21,490,000        23,457,000            21,312,000
                                                        -----------          -----------       -----------           -----------
                                                        -----------          -----------       -----------           -----------

See accompanying notes.

                                   REMEC, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                      Common stock
                                                -------------------------
                                                  Shares        Amount         Paid-in capital   Retained earnings      Total
                                                ----------    -----------      ---------------    ----------------    ------------
Balance at January 31, 1998                     21,182,663      $211,828          $95,838,167         $32,444,539    $128,494,534
Issuance of common shares in stock offering      1,990,000        19,900           49,543,600                  --      49,563,500
Issuance of common shares upon exercise of
  stock options                                     67,635           676             373,439                   --         374,115
Issuance of common shares under employee
  stock purchase plan                              122,977         1,229           1,266,849                    --      1,268,078
Net income                                              --            --                  --             6,932,986      6,932,986
                                              ------------     ---------        ------------            ----------   ------------
Balance at July 31, 1998                        23,363,275      $233,633         147,022,055            39,377,525   $186,633,213
                                              ------------     ---------        ------------            ----------   ------------
                                              ------------     ---------        ------------            ----------   ------------




See accompanying notes.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Six months ended
                                                                         ----------------------------------
                                                                          July 31, 1998      August 1, 1997
                                                                          -------------      --------------
OPERATING ACTIVITIES

Net income                                                                  $6,932,986           $5,857,797
Adjustments to reconcile net income to net cash
  used by operating activities:

Depreciation and amortization                                                4,708,604            2,337,622
Changes in operating assets and liabilities:
Accounts receivable                                                            820,187           (2,489,143)
Inventories                                                                 (2,271,878)          (3,801,639)
Prepaid expenses and other current assets                                   (3,003,329)          (1,199,547)
Accounts payable                                                            (4,480,631)          (1,096,300)
Accrued expenses, deferred income taxes and
  other long-term liabilities                                               (2,953,234)          (1,479,028)
                                                                           -----------          ------------
Net cash used by operating activities                                         (247,295)          (1,870,238)

INVESTING ACTIVITIES

Additions to property, plant and equipment                                 (12,230,344)          (6,587,986)
Payment for acquisitions, net of cash acquired                                      --           (1,018,286)
Other assets                                                                  (198,993)              41,137
                                                                           -----------          ------------
Net cash used by investing activities                                      (12,429,337)          (7,565,135)

FINANCING ACTIVITIES

Borrowings under credit facilities and long-term debt                               --            9,349,408
Repayments on credit facilities and long-term debt                                  --          (11,270,131)
Proceeds from sale of common stock                                          51,205,693            1,129,350
                                                                           -----------         ------------
Net cash provided (used) by financing activities                            51,205,693             (791,373)
                                                                           -----------          ------------

Increase (decrease) in cash and cash equivalents                            38,529,061          (10,226,746)
Cash and cash equivalents at beginning of period                            41,937,101           63,172,362


Adjustment for net cash activity of pooled companies                                --             (326,504)
                                                                           -----------         ------------
Cash and cash equivalents at end of period                                 $80,466,162          $52,619,112
                                                                           -----------         ------------
                                                                           -----------         ------------


See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  QUARTERLY FINANCIAL STATEMENTS

    The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1998 included in the Company's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 31, 1998 and the results of its operations for the three and six month periods ended July 31, 1998 and August 1, 1997. The results of operations for the interim periods ended July 31, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

    In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the three and six month periods ended July 31, 1998 and August 1, 1997. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

    The statements in this report on Form 10-Q that relate to future plans, events or performance are forward- looking statements. Actual results could differ materially due to a variety of factors, including the Company's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in the Company's Annual Report on Form 10-K, and the other documents the company files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. Other than as required by applicable law, the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                                         Three Months Ended                    Six Months Ended
                                                 ---------------------------------     --------------------------------
                                                 July 31, 1998      August 1, 1997     July 31, 1998     August 1, 1997
                                                 -------------      --------------     -------------     --------------
    Weighted average common shares
    outstanding used in basic earnings per
      share calculation                             23,261,000          20,733,000        22,900,000          20,666,000
    Effect of dilutive stock options                   344,000             757,000           557,000             646,000
                                                    ----------          ----------        ----------          ----------
    Shares used in diluted earnings per share
      calculation                                   23,605,000          21,490,000        23,457,000          21,312,000
                                                    ----------          ----------        ----------          ----------
                                                    ----------          ----------        ----------          ----------

3.   INVENTORIES

     Inventories consist of the following:

                                                            July 31, 1998         January 31, 1998
                                                            -------------         ----------------

          Raw materials                                       $17,637,948              $16,087,158
          Work in progress                                     15,652,356               14,968,767
                                                              -----------              -----------
                                                               33,290,304               31,055,925
          Less unliquidated progress payments                    (637,485)                (674,984)
                                                              -----------              -----------
                                                              $32,652,819              $30,380,941
                                                              -----------              -----------
                                                              -----------              -----------


    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,144,000 and $2,076,000 at July 31, 1998 and January 31, 1998,
    respectively.

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

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multifunction modules ("MFM's") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave, Inc. ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian"), Verified Technical Corporation ("Veritek"), C&S Hybrid, Inc. ("C&S"), Q-bit Corporation ("Q-bit") and Nanowave Technologies, Inc. ("Nanowave"). The Company's consolidated results of operations for the three and six months ended August 1, 1997 include the operations of RF Microsystems, Inc. ("RFM").
 RFM, which was acquired by REMEC on April 30 ,1996, was sold on August 26, 1997.

    During fiscal 1998, the Company acquired all of the outstanding shares of Q-bit, Radian and C&S Hybrid in a series of transactions accounted for as poolings of interests. Accordingly, the consolidated financial statements for the three and six months ended August 1, 1997 have been restated to include Radian's, C&S Hybrid's and Q-bit's operations, assets and liabilities.

    In March 1997, the Company acquired Veritek in a transaction accounted for as a purchase. The condensed consolidated statements of income and cash flows for the three and six months ended August 1, 1997 include Veritek's results of operations from March 31, 1997. In October 1997, the Company acquired Nanowave in a transaction also accounted for as a purchase. REMEC's January 31, 1998 balance sheet includes Veritek's and Nanowave's assets and liabilities.

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

    Currently, the Company derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. A substantial amount of the Company's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or shipments to any significant customer may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations for the second quarter of fiscal 1999 were adversely affected by the significant decline in commercial revenues from their level for the first quarter of fiscal 1999. The decline in commercial revenues was primarily attributable to requests by certain customers to delay deliveries of previously announced requirements. Some of the customer delays are attributable to the economic difficulties in the Asian markets or other international markets in which REMEC's customers operate, and to the increased competition among the participants in those markets. There can be no assurance whether, or to what extent, these delays will result in future cancellations or reductions in customer orders, or whether the delays may reflect the transfer of revenues to future quarters. The Company has also experienced continued pricing pressure on follow-on orders for existing defense programs on which the Company participates, and the Company anticipates that there will be fewer available defense programs to which it can market its products in the future. Failure of the Company to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, may have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                      Three Months Ended             Six Months Ended
                                                  --------------------------    --------------------------
                                                    July 31,       August 1,       July 31,      August 1,
                                                       1998         1997             1998          1997
                                                   ----------    ------------     -----------   ----------
Net sales......................................         100%            100%           100%           100%
Cost of goods sold.............................          77              69             71             70
                                                        ---             ---            ---            ---
Gross profit...................................          23              31             29             30

Operating expenses:
Selling, general & administrative..............          19              16             18             16
Research and development.......................           5               3              4              3
                                                        ---             ---            ---            ---
Total operating expenses.......................          24              19             22             19
                                                        ---             ---            ---            ---
Income (loss) from operations..................          (1)             12              7             11
Interest income ...............................           2               1              2              2
                                                        ---             ---            ---            ---
Income before income taxes.....................           1              13              9             13
Provision (credit) for income taxes............          (5)              4              1              5
                                                        ---             ---            ---            ---
Net income.....................................           6%              9%             8%             8%
                                                        ---             ---            ---            ---
                                                        ---             ---            ---            ---

         NET SALES. Net sales were $39.6 million and $85.4 million for the three and six month periods ended July 31, 1998, representing increases of $.2 million or 1% and $12.1 million or 17%, respectively, over the comparable prior year periods. Defense sales were $17.8 million and $34.6 million for the three and six month periods ended July 31, 1998, representing decreases of $1.2 million or 6% and $1.8 million or 5%, respectively, over the comparable prior year periods. Commercial wireless sales were $21.9 million and $50.8 million for the three and six month periods ended July 31, 1998, representing increases of $1.4 million or 7% and $13.9 million or 38%, respectively, over the comparable prior year periods. The decrease in defense sales during the three and six months ended July 31, 1998 is primarily attributable to the sale of RF Microsystems in August 1997; the fiscal 1999 period includes no defense contract revenues from RFM as opposed to $3.1 million in the fiscal 1998 period. Approximately $3.5 million of the increase in commercial sales during fiscal 1999 is attributable to revenue generated by the Company's Nanowave subsidiary which was acquired in October 1997; the fiscal 1998 period includes no revenue for Nanowave. The remaining increase in commercial sales during fiscal 1999 is primarily attributable to increased customer demand for the Company's products over the comparable prior year period.

         GROSS PROFIT. Gross profit was $9.3 million and $24.6 million for the three and six month periods ended July 31, 1998, representing a decrease of $2.8 million or 23% and an increase of $2.4 million or 11%, respectively, over the comparable prior year periods. Gross margins for defense were 27 % and 30% for the three and six month periods ended July 31, 1998, compared with 30% and 31%, respectively, for the comparable prior year periods. Commercial gross margins were 21% and 28% for the three and six month periods ended July 31, 1998 compared with 31% and 29%, respectively, for the comparable prior year periods. The decrease in both defense and commercial gross margins is primarily attributable to changes in the Company's defense and commercial sales mixes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") were $7.7 million and $15.0 million for the three and six month periods ended July 31, 1998, representing increases of $1.5 million or 25% and $3.4 million or 30%, respectively, over the comparable prior year periods. These expenses as a percentage of sales increased to 19% and 18% for the three and six month periods ended July 31, 1998 from 16% for both comparable prior year periods. The increased expenses are primarily attributable to costs of approximately $1.5 million arising at subsidiaries acquired during fiscal 1998 whose operations were not fully included in operating results for the three and six months ended August 1, 1997, approximately $600,000 of accounting and legal expenses associated with the income tax credit study completed during the second quarter of fiscal 1999, and increased personnel, legal and other administrative costs resulting from the Company's growth.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.8 million and $3.5 million for the three and six month periods ended July 31, 1998, representing increases of $ .5 million or 38% and $ .8 million or 32%, respectively, over the comparable prior year periods. The expenditures are almost entirely attributable to the Company's commercial wireless business. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         INTEREST INCOME. Interest income was $783,000 and $ 1,468,000 for the three and six month periods ended July 31, 1998, representing increases of $203,000 and $242,000 over the comparable prior year periods. The increase in interest income during the current year reflects the increased level of cash on hand as a result of the funds generated from REMEC's follow-on public offering which was completed in March 1998.

         PROVISION FOR INCOME TAXES. REMEC's effective income tax rate declined from 37% during the six month period ended August 1, 1997 to 9% during the six month period ended July 31, 1998. The decrease in the effective income tax rate reflects the tax benefit of $1,900,000 related to the recognition of research and experimentation tax credits pertaining to previously filed tax returns. The reduction in the effective tax rate during fiscal 1999 also reflects the benefit of tax credits for certain capital expenditures. The Company expects its future effective tax rate to be approximately 34%.

         LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1998, REMEC had $134.6 million of working capital which included cash and cash equivalents totaling $80.5 million. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of July 31, 1998, there were no borrowings outstanding under REMEC's credit facilities.

         During the six month period ended July 31, 1998, net cash used by operations totaled $.2 million as the cash flow from earnings and non-cash expenses (primarily depreciation and amortization) was offset by the increase in inventories and the repayment of trade accounts payables and other accrued expenses. Inventories increased during this period due to requests by certain customers to delay delivery of previously announced requirements. Investing activities utilized $12.4 million during the six months ended July 31, 1998, primarily as a result of $12.2 million in capital expenditures. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $51.2 million during the first six months of fiscal 1999, principally as a result of the net proceeds of $49.6 million from the follow-on offering and the proceeds generated by the issuance of shares in connection with the Company's Employee Stock Purchase Plan and from exercises of stock options.

         REMEC's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of REMEC's research and development efforts, expansion of REMEC's marketing and sales efforts, and the status of competitive products.

         IMPACT OF YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be effected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems, which may result in those customers having reduced funds to purchase the Company's products or those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 12, 1998. The following items were voted upon by the shareholders with all items being approved.

         1. To elect nine directors to serve for the ensuing year and until their successors are elected.


                             Votes for     Votes against or withheld        Votes abstained           Broker non-votes
                             ----------    -------------------------        ----------------          ----------------
Ronald E. Ragland            19,817,472               245,464                      -                          -
Errol Ekaireb                19,823,575               239,361                      -                          -
Jack A. Giles                19,823,828               239,108                      -                          -
Joe Lee                      19,823,828               239,108                      -                          -
Denny E. Morgan              19,823,875               239,061                      -                          -
Andre R. Horn                19,823,775               239,161                      -                          -
Jeffrey M. Nash              19,823,875               239,061                      -                          -
Thomas A. Corcoran           19,823,875               239,061                      -                          -
William H. Gibbs             19,823,875               239,061                      -                          -


         2. To approve an amendment to the Company's Restated Articled of Incorporation to increase the number of the Company's authorized shares of common stock.


   Votes for      Votes against or withheld        Votes abstained           Broker non-votes
   ----------     --------------------------       ----------------          -----------------
   19,391,077              554,075                      94,364                    23,420



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith:

                  -  Exhibit 27    -  Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.
(Registrant)

By:    /s/ Ronald E. Ragland
    -------------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer

By:   /s/ Michael D. McDonald
    ------------------------------------------
         Michael D. McDonald
         Chief Financial Officer and Secretary

Date:  September 14, 1998

EXHIBIT INDEX

 Exhibit
 Number

  27      Financial Data Schedule