Form 10-Q
period 1998-10-30
REMEC INC
filed 1998-12-14
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          OCTOBER 30, 1998
                              -------------------------------------------------

Commission File Number     0-27414
                       --------------------------------------------------------

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

                           YES      X              NO
                                ----------            ---------

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                   Outstanding as of: OCTOBER 30, 1998
         -----------                -----------------------------------
         Common shares,
         $.01(cent)par value                    23,120,307



Index                                                                                 Page No.
-----                                                                                 --------
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets.....................................3

                 Condensed Consolidated Statements of Income...............................4

                 Condensed Consolidated Statement of Changes in
                      Shareholder's Equity.................................................5

                 Condensed Consolidated Statements of Cash Flows...........................6

                 Notes to Condensed Consolidated Financial Statements......................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................9


PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds......................................14

Item 6.    Exhibits and Reports on Form 8-K...............................................14

SIGNATURES................................................................................15


PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                            October 30,             January 31,
                                                               1998                     1998
                                                            -----------             -----------
ASSETS

Current assets:

Cash and cash equivalents                                     $80,702,480             $41,937,101
Accounts receivable, net                                       22,758,458              25,494,474
Inventories, net                                               35,077,302              30,380,941
Prepaid expenses and other current assets                       8,979,476               6,831,010
                                                             ------------            ------------
Total current assets                                          147,517,716             104,643,526

Property, plant and equipment, net                             40,622,330              31,988,934
Intangible and other assets, net                               17,221,345              17,232,241
                                                             ------------            ------------
                                                             $205,361,391            $153,864,701
                                                             ------------            ------------
                                                             ------------            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $5,008,749              $8,531,756
Accrued expenses                                                9,547,204              11,616,242
                                                             ------------            ------------
Total current liabilities                                      14,555,953              20,147,998


Deferred income taxes and other long-term liabilities           4,825,507               5,222,169


Shareholders' equity                                          185,979,931             128,494,534
                                                             ------------            ------------
                                                             $205,361,391            $153,864,701
                                                             ------------            ------------
                                                             ------------            ------------

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                  Three months                   Nine months  ended
                                                       ---------------------------------  ----------------------------------
                                                           October 30,      October 31,       October 30,      October 31,
                                                              1998             1997              1998              1997
                                                       -----------------  ---------------  ----------------  ---------------
Net sales                                                  $35,165,597       $38,560,919     $120,551,662      $111,850,276
Cost of sales                                               25,226,316        26,788,816       85,972,678        77,861,350
                                                           -----------       -----------     ------------      ------------
Gross profit                                                 9,939,281        11,772,103       34,578,984        33,988,926

Operating expenses:

Selling, general and administrative                          6,775,900         6,442,512       21,766,652        18,008,794
Research and development                                     2,061,994         1,217,040        5,553,352         3,862,233
                                                           -----------       -----------     ------------      ------------
Total operating expenses                                     8,837,894         7,659,552       27,320,004        21,871,027
                                                           -----------       -----------     ------------      ------------
Income from operations                                       1,101,387         4,112,551        7,258,980        12,117,899
Gain on sale of subsidiary                                       -----         2,833,240            -----         2,833,240
Interest income                                                798,683           608,390        2,266,663         1,833,624
                                                           -----------       -----------     ------------      ------------
Income before provision for income taxes                     1,900,070         7,554,181        9,525,643        16,784,763


Provision for income taxes                                     554,232         2,621,027        1,246,819         5,993,812
                                                           -----------       -----------     ------------      ------------
Net income                                                  $1,345,838        $4,933,154       $8,278,824       $10,790,951
                                                           -----------       -----------     ------------      ------------
                                                           -----------       -----------     ------------      ------------

Earnings per share:

Basic                                                            $0.06             $0.24            $0.36             $0.52
                                                           -----------       -----------     ------------      ------------
                                                           -----------       -----------     ------------      ------------
Diluted                                                          $0.06             $0.23            $0.35             $0.50
                                                           -----------       -----------     ------------      ------------
                                                           -----------       -----------     ------------      ------------

Shares used in computing earnings per share:

Basic                                                       23,177,000        20,881,000       22,993,000        20,747,000
                                                           -----------       -----------     ------------      ------------
                                                           -----------       -----------     ------------      ------------
Diluted                                                     23,293,000        21,876,000       23,403,000        21,549,000
                                                           -----------       -----------     ------------      ------------
                                                           -----------       -----------     ------------      ------------


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                     Common stock
                                             -------------------------
                                                 Shares       Amount        Paid-in capital   Retained earnings     Total
                                             ------------   --------        --------------    -----------------   -------------
Balance at January 31, 1998                    21,182,663    $211,828         $95,838,167        $32,444,539       $128,494,534
Issuance of common shares in stock offering     1,990,000      19,900          49,543,600                ---         49,563,500
Issuance of common shares upon exercise of
   stock options                                   80,768         807             403,079                ---            403,886
Issuance of common shares under employee
   stock purchase plan                            193,749       1,937           1,732,406                ---          1,734,343
Issuance of common shares                          39,627         396             355,854                ---            356,250
Purchase and retirement of common shares         (366,500)     (3,665)         (2,847,741)               ---         (2,851,406)
Net income                                            ---         ---                 ---          8,278,824          8,278,824
                                             ------------    --------        ------------        -----------       ------------
Balance at October 30, 1998                    23,120,307    $231,203        $145,025,365        $40,723,363       $185,979,931
                                             ------------    --------        ------------        -----------       ------------
                                             ------------    --------        ------------        -----------       ------------

    SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine months ended
                                                                                    -------------------------------
                                                                                     October 30,        October 31,
                                                                                         1998              1997
                                                                                    --------------     ------------
        OPERATING ACTIVITIES
        Net income                                                                      $8,278,824        $10,790,951
        Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                                  6,826,722          3,916,830
          Gain on sale of subsidiary                                                           ---         (2,833,240)
        Changes in operating assets and liabilities:
        Accounts receivable                                                              2,736,016         (4,260,780)
        Inventories                                                                     (4,696,361)        (7,644,546)
        Prepaid expenses and other current assets                                       (2,148,466)           245,308
        Accounts payable                                                                (3,523,007)         1,145,856
        Accrued expenses, deferred income taxes and
          other long-term liabilities                                                   (2,465,700)            37,894
                                                                                      ------------        -----------
        Net cash provided by operating activities                                        5,008,028          1,398,273

        INVESTING ACTIVITIES
        Additions to property, plant and equipment                                     (14,262,226)       (10,785,093)
        Proceeds from sale of subsidiary                                                       ---          5,000,000
        Payment for acquisitions, net of cash acquired                                         ---         (5,066,075)
        Other assets                                                                    (1,186,996)           539,001
                                                                                      ------------        -----------
        Net cash used by investing activities                                          (15,449,222)       (10,312,167)

        FINANCING ACTIVITIES
        Borrowings under credit facilities and long-term debt                                  ---         11,628,387
        Repayments on credit facilities and long-term debt                                     ---        (18,553,066)
        Proceeds from sale of common shares                                             52,057,979          1,877,754
        Purchase and retirement of common shares                                        (2,851,406)               ---
                                                                                      ------------        -----------
        Net cash provided (used) by financing activities                                49,206,573         (5,046,925)
                                                                                      ------------        -----------

        Increase (decrease) in cash and cash equivalents                                38,765,379        (13,960,819)
        Cash and cash equivalents at beginning of period                                41,937,101         63,172,362
        Adjustment for net cash activity of pooled companies                                   ---           (326,504)
                                                                                      ------------        -----------
        Cash and cash equivalents at end of period                                     $80,702,480        $48,885,039
                                                                                      ------------        -----------
                                                                                      ------------        -----------

SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1998 included in the Company's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of October 30, 1998 and the results of its operations for the three and nine month periods ended October 30, 1998 and October 31, 1997. The results of operations for the interim periods ended October 30, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the three and nine month periods ended October 30, 1998 and October 31, 1997. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

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

         The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                                                 Three Months Ended                 Nine Months Ended
                                                           ------------------------------       ---------------------------
                                                            October 30,      October 31,       October 30,      October 31,
                                                               1998             1997             1998              1997
                                                           -------------    -------------    -------------     ------------
           Weighted average common shares
            outstanding used in basic earnings per            23,177,000        20,881,000       22,993,000      20,747,000
                share calculation
            Effect of dilutive stock options                     116,000           995,000          410,000         802,000
                                                             -----------        ----------       ----------      ----------
            Shares used in diluted earnings per share
            calculation                                       23,293,000        21,876,000       23,403,000      21,549,000
                                                             -----------        ----------       ----------      ----------
                                                             -----------        ----------       ----------      ----------

3.       INVENTORIES

         Inventories consist of the following:

                                                                                 October 30,             January 31,
                                                                                     1998                    1998
                                                                                 -----------             -----------
                  Raw materials                                                  $21,382,292             $16,087,158
                  Work in progress                                                13,940,291              14,968,767
                                                                                ------------             -----------
                                                                                  35,322,583              31,055,925

                  Less unliquidated progress payments                               (245,281)               (674,984)
                                                                                 -----------             -----------
                                                                                 $35,077,302             $30,380,941
                                                                                 -----------             -----------
                                                                                 -----------             -----------

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,168,000 and $2,076,000 at October 30, 1998 and January 31, 1998,
         respectively.

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

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multifunction modules ("MFM's") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave, Inc. ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), Magnum Microwave Corporation ("Magnum"), Radian Technology, Inc. ("Radian"), Verified Technical Corporation ("Veritek"), C&S Hybrid, Inc. ("C&S"), Q-bit Corporation ("Q-bit"), Nanowave Technologies, Inc. ("Nanowave") and REMEC S.A.. ("REMEC Costa Rica"). The Company's consolidated results of operations for the three and nine months ended October 31, 1997 include the operations of RF Microsystems, Inc. ("RFM"). RFM, which was acquired by REMEC on April 30 ,1996, was sold on August 26, 1997.

         During fiscal 1998, the Company acquired all of the outstanding shares of Q-bit, Radian and C&S Hybrid in a series of transactions accounted for as poolings of interests. Accordingly, the consolidated financial statements for the three and nine months ended October 31, 1997 have been restated to include Radian's, C&S Hybrid's and Q-bit's operations, assets and liabilities.

         In March 1997, the Company acquired Veritek in a transaction accounted for as a purchase. The condensed consolidated statements of income and cash flows for the three and nine months ended October 31, 1997 include Veritek's results of operations from March 31, 1997. On October 29, 1997, the Company acquired Nanowave in a transaction also accounted for as a purchase. The Company's condensed consolidated statements of income and cash flows for the three and nine months ended October 31, 1997 include the results of Nanowave from October 29, 1997 forward. REMEC's January 31, 1998 balance sheet includes Veritek's and Nanowave's assets and liabilities.

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

         Currently, the Company derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. In certain circumstances, customers place purchase orders but release quantities incrementally against those purchase orders, subject to an agreed period of performance. At the time a purchase order is placed, the Company records the entire amount of the purchase order as backlog, even if the customer releases quantities incrementally against the purchase order. A substantial amount of the Company's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or shipments to any significant customer may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations for the third quarter of fiscal 1999 were adversely affected by the significant decline in commercial revenues as compared to the first and second quarters of fiscal 1999. The decline in commercial revenues was primarily attributable to requests by certain customers to delay deliveries of previously announced requirements. Some of the customer delays are attributable to the economic difficulties in the Asian markets or other international markets in which REMEC's customers operate, and to the increased competition among the participants in those markets. There can be no assurance whether, or to what extent, these delays will result in future cancellations or reductions in customer orders, or whether the delays may reflect the transfer of revenues to future quarters. The Company has also experienced continued pricing pressure on follow-on orders for existing defense programs on which the Company participates, and the Company anticipates that there will be fewer available defense programs to which it can market its products in the future. Failure of the Company to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, may have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                 Three Months Ended             Nine Months Ended
                                                             ----------------------------------------------------------
                                                             October 30,    October 31,    October 30,     October 31,
                                                                1998           1997            1998           1997
                                                             -----------    -----------    -----------     ------------
               Net sales..................................           100%           100%            100%           100%
               Cost of goods sold.........................             72             69              71             70
                                                                      ---            ---             ---            ---
               Gross profit...............................             28             31              29             30
               Operating expenses:
               Selling, general & administrative..........             19             17              18             16
               Research and development...................              5              3               5              4
                                                                        -              -               -              -
               Total operating expenses...................             24             20              23             20
                                                                      ---            ---             ---            ---
               Income from operations.....................              4             11               6             10
               Gain on sale of subsidiary.................            ---              7             ---              3
               Interest income ...........................              2              2               2              2
                                                                      ---            ---             ---            ---
               Income before income taxes.................              6             20               8             15
               Provision for income taxes.................              2              7               1              5
                                                                        -              -               -              -
               Net income.................................             4%            13%              7%            10%
                                                                      ---            ---             ---            ---
                                                                      ---            ---             ---            ---


         NET SALES. Net sales were $35.2 million and $120.6 million for the three and nine month periods ended October 30, 1998, representing a decrease of $3.4 million or 9% and an increase of $8.7 million or 8%, respectively, over the comparable prior year periods. Defense sales were $18.5 million and $53.1 million for the three and nine month periods ended October 30, 1998, representing an increase of $2.4 million or 15% and $.6 million or 1%, respectively, over the comparable prior year periods. Commercial wireless sales were $16.7 million and $67.5 million for the three and nine month periods ended October 30, 1998, representing a decrease of $5.8 million or 26% and an increase of $8.1 million or 14%, respectively, over the comparable prior year periods. The increase in defense sales is primarily attributable to increased customer demand for the Company's products and to $1.0 million of non-recurring revenue associated with the settlement of a termination claim for a defense contract that was terminated in February, 1997. The Company's fiscal 1998 results reflect approximately $3.8 million of defense contract revenue arising at RFM; the fiscal 1999 results include no revenue from RFM as this entity was sold in August 1997. The decrease in commercial sales during the three months ended October 30, 1998 is primarily attributable to a reduction in demand from the Company's customers as a result of the economic difficulties in the Asian markets or the other international markets in which those customers operate. Approximately $4.6 million of the increase in commercial sales during the nine months ended October 30, 1998 is attributable to revenue generated by the Company's Nanowave subsidiary (which was acquired in October 1997); the fiscal 1998 period includes no revenue for Nanowave. The remaining increase in commercial sales during fiscal 1999 is attributable to increased customer for the Company's products.

         GROSS PROFIT. Gross profit was $9.9 million and $34.6 million for the three and nine month periods ended October 30, 1998, representing a decrease of $1.8 million or 16% and an increase of $.6 million or 2%, respectively, over the comparable prior year periods. Gross margins for defense were 34% and 31% for the three and nine month periods ended October 30, 1998, compared with 25% and 30%, respectively, for the comparable prior year periods. Commercial gross margins were 23% and 27% for the three and nine month periods ended October 30, 1998 compared with 34% and 31% respectively, for the comparable prior year periods. The increase in defense gross margins is primarily attributable to improved overhead absorption as a result of the increased production volume and approximately $570,000 of gross margin associated with the termination settlement discussed above. The fluctuations in the Company's commercial gross margins are primarily attributable to changes in the Company's sales mix and to the impact on gross margin associated with decreased production volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") were $6.8 million and $21.8 million for the three and nine month periods ended October 30, 1998, representing increases of $.3 million or 5% and $3.8 million or 21%, respectively, over the comparable prior year periods. These expenses as a percentage of sales increased to 19% and 18% for the three and nine month periods ended October 30, 1998 from 17% and 16% for the comparable prior year periods. The increased expenses are primarily attributable to costs of approximately $2.6 million arising at subsidiaries acquired during fiscal 1998 whose operations were not fully included in operating results for the three and nine months ended October 31, 1997, approximately $600,000 of accounting and legal expenses associated with an income tax credit study completed during the second quarter of fiscal 1999, and increased personnel, legal and other administrative costs resulting from the Company's growth.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.1 million and $5.6 million for the three and nine month periods ended October 30, 1998, representing increases of $.8 million or 69% and $1.7 million or 44%, respectively, over the comparable prior year periods. The expenditures are almost entirely attributable to the Company's commercial wireless business. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         GAIN ON SALE OF SUBSIDIARY. The Company's results of operations for the three and nine month periods ended October 31, 1997 included the gain from the sale of the Company's RFM subsidiary. There was no similar gain in the current fiscal year.

         INTEREST INCOME. Interest income was $799,000 and $2,267,000 for the three and nine month periods ended October 30, 1998, representing increases of $190,000 and $433,000 over the comparable prior year periods. The increase in interest income during the current year reflects the increased level of cash on hand as a result of the funds generated from REMEC's follow-on public offering which was completed in March 1998.

         PROVISION FOR INCOME TAXES. REMEC's effective income tax rate declined from 36% during the nine month period ended October 31, 1997 to 13% during the nine month period ended October 30, 1998. The decrease in the effective income tax rate reflects the tax benefit of $1,992,000 related to the recognition of research and experimentation tax credits pertaining to previously filed tax returns. The reduction in the effective tax rate during fiscal 1999 also reflects the benefit of tax credits for certain capital expenditures. The Company expects its future effective tax rate to be approximately 34%.

         LIQUIDITY AND CAPITAL RESOURCES

         At October 30, 1998, REMEC had $133.0 million of working capital which included cash and cash equivalents totaling $80.7 million. REMEC also has $17.0 million in available credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of October 30, 1998, there were no borrowings outstanding under REMEC's credit facilities.

         During the nine month period ended October 30, 1998, net cash provided by operations totaled $5.0 million as the cash flow from earnings and non-cash expenses (primarily depreciation and amortization) more than offset the increase in inventories and the repayment of trade accounts payables and other accrued expenses. Inventories increased during this period due to requests by certain customers to delay delivery of previously announced requirements. Investing activities utilized $15.4 million during the nine months ended October 30, 1998, primarily as a result of $14.3 million in capital expenditures. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately

$49.2 million during the nine month period ended October 30, 1998, principally as a result of the net proceeds of $49.6 million from the follow-on offering and the proceeds of $2.1 million generated by the issuance of shares in connection with the Company's Employee Stock Purchase Plan and from exercises of stock options, net of $2.9 million utilized for the repurchase and retirement of Company common stock.

         REMEC's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of REMEC's research and development efforts, expansion of REMEC's marketing and sales efforts, and the status of competitive products.

         YEAR 2000 READINESS DISCLOSURE

         GENERAL. Many currently installed computer systems, software products and equipment are coded to accept only two digit entries to recognize years. These date-sensitive systems, products and equipment may not be able to accurately recognize the year 2000. As a result, these systems, products and equipment may need to be upgraded or replaced in order to become year 2000 ready.

         The Company's Vice President of Information Technology is responsible for coordinating the Company's efforts relating to year 2000 readiness. These efforts include the following phases: (i) identification of potential year 2000 problems; (ii) assessment of the potential impact on and risks to the Company's business; (iii) determination of specific solutions;
(iv) implementation of solutions; and (v) evaluation of all of the foregoing. The Vice President of Information Technology reports to the Company's President and Chief Operating Officer on these matters. In addition, the Company's Audit Committee and Board of Directors provides supervisorial oversight of the Company's efforts relating to year 2000 readiness.

         MANUFACTURING. The Company utilizes various tools and equipment in connection with the manufacture of its products which may have embedded technology that is date sensitive. The Company is testing substantially all of its critical tools and equipment currently being utilized by the Company in the manufacture of its products, and continues to monitor year 2000 readiness in this area. Based on its efforts to date, the Company believes that its critical tools and equipment will be year 2000 ready on or before December 31, 1999. As a result, the Company currently does not anticipate significant interruption of its manufacturing capabilities due to the failure of its tools and equipment to be year 2000 ready.

         INFORMATION SYSTEMS. The Company has various internal financial information and reporting systems, human resources and payroll applications, procurement requirements, customer billing applications, manufacturing monitoring systems, communications systems, desktop computers and computer networks. The Company is testing all of these internal systems and applications and upgrading or replacing software and hardware where needed. Based on its efforts to date, the Company currently does not anticipate significant interruption of its operations due to the failure of its information systems to be year 2000 ready.

         In addition to testing existing information systems for year 2000 compliance, the Company is phasing in the installation of a new management information system which will be used by the Company and all of its operating subsidiaries in connection with internal financial information and reporting, production planning and manufacturing monitoring and procurement requirements. The purchase and installation of this system is estimated to cost approximately $3.0 million and will be paid for by the Company out of existing funds when installed at the various Company facilities. Although this system is not being purchased exclusively to address year 2000 compliance issues, this management information system is certified by the manufacturer to be year 2000 compliant. This system has been implemented in one of the Company's subsidiaries, is in the process of being implemented in another subsidiary and is estimated to be completely installed and operational in all the Company's facilities over the next two years.

         FACILITIES. The Company is also testing all of its facilities and infrastructure systems, including the heating/ventilation/air conditioning
(HVAC) systems, security systems and health, safety and environment systems at each of its facilities. The Company currently has manufacturing operations or management personnel in thirteen leased or Company-owned facilities. Based on its efforts to date, the Company currently does not anticipate significant interruption of its operations due to the failure of its facilities and infrastructure systems to be year 2000 ready.

         SUPPLIERS. The Company is implementing a system to monitor the year 2000 readiness of its suppliers. The system will include awareness/notification letters, warranties and a review of suppliers' web-site statements regarding year 2000 readiness. If a supplier is identified as having a high risk of year 2000 non-readiness, the Company will develop alternative sourcing plans to minimize the year 2000 risks.

         COSTS. The Company estimates that the aggregate costs for its year 2000 readiness program incurred by the Company to date and anticipated to be incurred by the Company through December 31, 1999 is approximately $350,000. Approximately $125,000 of the aggregate estimated costs relate to internal resources incurred or anticipated to be incurred in connection with the Company's readiness program. Through October 30, 1998, the Company estimates that it has incurred approximately $50,000 on internal and external costs relating to its year 2000 readiness program. No information technology or other capital expenditure projects have been delayed due to the Company's year 2000 efforts and the costs relating thereto.

         WORST CASE SCENARIO: CONTINGENCY PLAN. The most reasonably likely worst case year 2000 scenario which may affect the Company is a significant disruption in the business operations of the Company's customers due to year 2000 problems. The Company manufactures components and systems for commercial customers and various government agencies. To the extent that the customers' business is disrupted by year 2000 problems, these customers may be unable to purchase or pay for the Company's products. In that event the Company's business, financial condition and results of operation will be adversely effected.

         The Company is in the process of analyzing all of its customers to determine their risk of year 2000 non-readiness. Upon completion of this analysis, the Company intends to develop a contingency plan to address this and other year 2000 scenarios that may adversely effect the Company's business, financial condition and results of operation. It is anticipated that the Company's year 2000 contingency plan will be completed in October 1999.

         UNCERTAINTIES. The above-description of the Company's year 2000 efforts contains forward-looking statements, including: the expected state of readiness of the Company's manufacturing equipment, information systems and facilities; the future impact on the Company's business, financial condition and results of operation due to its year 2000 readiness; the anticipated state of readiness of the Company's suppliers; the estimated costs associated with the Company's year 2000 readiness program; and the Company's most reasonably likely worst case scenario. There are many factors that could cause the Company's actual results to differ materially from those year 2000 related forward-looking statements.

         Some of the factors that could effect the anticipated impact of the Company's year 2000 readiness include the availability and cost of personnel trained in this area, the ability of Company personnel, vendors, customers and suppliers to locate and correct all relevant computer codes; the reliability of statements of third parties (customers, suppliers and vendors) regarding their own year 2000 readiness; and similar uncertainties. In addition, the anticipated costs of any year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. Many of these factors and assumptions are beyond the Company's control and no assurances can be given that the Company, its suppliers and customers will be able to resolve all of their year 2000 readiness problems in a timely manner to avoid a material adverse effect on the Company's business, financial condition or results of operations.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 1998, the Company issued 39,627 shares of common stock that were not registered under the Securities Act of 1933. The proceeds from this offering totaled $356,250. The shares were issued in connection with a leasing transaction related to one of the Company's facilities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith:

                  -  Exhibit 27  -  Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended October 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:      /s/ Ronald E. Ragland
         ---------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:      /s/ Michael D. McDonald
         ----------------------------------------
         Michael D. McDonald
         Chief Financial Officer and Secretary


Date:    December 14, 1998

EXHIBIT INDEX


Exhibit
Number

27                Financial Data Schedule