Form 10-K
period 1999-01-31
REMEC INC
filed 1999-03-25
CIK 769874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended January 31, 1999

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from ________ to ________

                         Commission File Number 0-27414

                            ------------------------

                                  REMEC, INC.

             (Exact Name of Registrant as Specified in its Charter)

               CALIFORNIA                       95-3814301
     (State or Other Jurisdiction of         (I.R.S. Employer
     Incorporation or Organization)         Identification No.)

    9404 CHESAPEAKE DRIVE, SAN DIEGO,              92123
               CALIFORNIA
(Address of Principal Executive Offices)        (Zip Code)

       Registrant's telephone number, including area code: (619) 560-1301

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether REMEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that REMEC was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of REMEC on March 5, 1999 was approximately $359.8 million based on the last reported sale price on the Nasdaq National Market of $17.625 per share of such stock on March 5, 1999.

    The number of outstanding shares of Registrant's Common Stock as of March 5, 1999 was 23,194,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for REMEC's Annual Meeting of Shareholders expected to be held on June 4, 1999, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

                       This document contains 188 pages.

                      The Exhibit Index begins on page 50.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1999
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1

ITEM 1.  BUSINESS..........................................................................................           1

ITEM 2.  PROPERTIES........................................................................................          11

ITEM 3.  LEGAL PROCEEDINGS.................................................................................          11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...................................................          11

PART II....................................................................................................          12

ITEM 5.  MARKET FOR REMEC'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.............................................................................          12

ITEM 6.  SELECTED FINANCIAL DATA...........................................................................          13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................................................          14

Results of Operations......................................................................................          15

Fiscal Year Ended January 31, 1999 vs. Fiscal Year Ended January 31, 1998..................................          15

Fiscal Year Ended January 31, 1998 vs. Fiscal Year Ended January 31, 1997..................................          16

Liquidity and Capital Resources............................................................................          17

Interest Rate Risk.........................................................................................          17

Year 2000 Readiness Disclosure.............................................................................          17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................          19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................          19

PART III...................................................................................................          20

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................          20

ITEM 11.  EXECUTIVE COMPENSATION...........................................................................          22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................................................          22

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................          22

PART IV....................................................................................................          22

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.......................................................................................          22

                                     PART I

    THE STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT RELATE TO FUTURE PLANS, EVENTS OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO A VARIETY OF FACTORS, INCLUDING THE RISKS DESCRIBED IN THIS ANNUAL REPORT AND THE OTHER DOCUMENTS REMEC FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. REMEC UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1. BUSINESS

INTRODUCTION

    REMEC, Inc. is a leader in the design and manufacture of microwave multi-function modules (MFMs) for microwave transmission systems used in defense applications and has recently entered, and now derives significant revenue from, the commercial wireless telecommunications market. REMEC believes that its expertise in microwave transmission system components such as filters, amplifiers, mixers, switches and oscillators and its expertise in integrating these components into MFMs give REMEC a strong competitive position in the emerging commercial wireless infrastructure equipment market. REMEC's capabilities enable it to develop and manufacture MFMs with reduced size, weight, parts count and cost, and increased reliability and performance.

    REMEC comprises an expanding family of companies that provide components, MFMs and sub-systems across the total functionality of a microwave transmission system. Corporate offices are located in San Diego, California with engineering and manufacturing facilities located in: the San Diego and San Jose areas of California; Etobicoke, Ontario, Canada; and Palm Bay, Florida. Manufacturing operations are established in San Jose, Costa Rica and in Tijuana, Mexico, supporting high volume component fabrication and electronic assembly and test functions. REMEC's customer base consists primarily of US based wireless infrastructure original equipment manufacturers (OEMs) and prime defense contractors.

    REMEC's products operate at radio (300 MHz to 1 GHz), microwave (1 GHz to 20
GHz) and millimeter wave (20 GHz to 50 GHz) frequencies (these frequencies are collectively referred to elsewhere in this Annual Report on Form 10-K as "microwave"). Modern wireless telecommunications systems employ microwave transmission technology pioneered in the defense industry. Microwave frequency bands have been used for emerging wireless telecommunications applications because they are less congested and have more available bandwidth, affording greater voice, data and video transmission capacity than lower frequency bands. Driven by technological advances and regulatory changes, demand for wireless telecommunications products has increased in recent years for applications such as mobile telephony (cellular and personal communication systems (PCS)), rural telephony, very small aperture terminals (VSAT), paging, wireless cable, interactive television and wireless local loop. These emerging wireless applications require a large infrastructure of microwave transmission equipment such as base stations and point-to-point radios. REMEC believes that the evolution of cellular and PCS infrastructure, as well as other wireless telecommunications systems, will require increased integration in order to reduce size, weight and cost and to increase reliability and producibility of base station equipment.

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

    Cellular and PCS mobile telephony has accounted for much of the growth in the wireless telecommunications industry. Cellular service uses radio base stations that transmit and receive calls in localized areas. Each base station has a finite capacity so as demand increases, the number of base stations required to provide services also increases. A number of other factors are currently increasing demand for base station infrastructure equipment. Additional PCS frequency bands have recently been licensed, requiring new equipment operating at frequencies different than current cellular frequencies. Conversion from analog to digital cellular systems requires the replacement and/or expansion of current cellular networks. In large urban areas, increased demand has required the deployment of micro base stations to maintain service quality and reliability. Wireless "local loop" services, which use the same equipment as cellular/PCS networks, are being installed in developing regions of the world, since they can be implemented more rapidly and economically than wired telephone systems.

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

    Another growing segment of the wireless communications industry is VSAT (very small aperture terminals), which are communications systems utilizing fixed-site satellite terminals. Historically, these systems were primarily designed for certain specific data applications. However, recent improvements in VSAT technology for satellite-based wireless voice and data networks have led to their increasing use in a variety of broader, higher system throughput commercial applications such as mobile and rural telephony and more complicated data transmissions. Satellite telephony systems are being utilized by developing countries that lack a land-based telecommunication infrastructure, and which seek to provide telephone service for large areas fairly rapidly and on a cost-effective basis. Additionally, even where land systems exist, satellite systems are used to fill in coverage for remote areas.

    Wireless transmissions require the conversion of information into a higher frequency signal that can be transmitted and received through the air. Generally, the frequency spectrum is allocated for different wireless uses by governmental entities. The following diagram illustrates the frequency ranges at which various wireless applications operate or are expected to operate.

ALLOCATION OF FREQUENCY RANGE FOR WIRELESS APPLICATIONS

              BAND                    FREQUENCY RANGE                        USES
---------------------------------  ---------------------  ------------------------------------------
LOW FREQUENCY (LF)VERY HIGH              < 300 MHz        Navigation Equipment
FREQUENCY (VHF)                                           (Aeronautical/Marine)
                                                          AM/FM Radio
                                                          Amateur/CB Radio
                                                          Television
                                                          Dispatch Radio

ULTRA HIGH FREQUENCY (UHF)             300 - 800 MHz      UHF Television
                                                          Specialized Mobile Radio (SMR)
                                                          Paging
                                                          Wireless Data Collection

HIGH RADIO FREQUENCY (RF)             800 MHz - 1 GHz     Analog Cellular
                                                          Digital Cellular
                                                          Two-way Messaging
                                                          Cordless Phone

MICROWAVE                                1 - 2 GHz        Private Radio Networks
                                                          PCS
                                                          Mobile Satellite Telephony
                                                          Military Communication/Navigation

MICROWAVE/MILLIMETER WAVE               2 - 50 GHz        VSAT
                                                          Satellite Voice/Messaging
                                                          Point-to-Point Radios
                                                          Wireless TV
                                                          Radar
                                                          Electronic Warfare

THE REMEC OPPORTUNITY

    All of the wireless communications services described above require substantial deployment or expansion of microwave transmission infrastructure equipment. REMEC believes that it is particularly well suited to address those requirements due to its broad portfolio of microwave capabilities and its expertise at integrating microwave functions in a single package.

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

    REMEC, which started in 1983 as a producer of single function components, took a leadership role in developing microwave MFMs in which numerous component functions are integrated into a single module. Integrating multiple functions into one module reduces packaging and interconnects, permits improved performance through optimal partitioning and implementation of functions and minimizes over-engineering of products. The result has been significant reductions in size, weight and cost and improvements in producibility and reliability.

    REMEC believes that the evolution of commercial wireless telecommunications systems also requires increased integration to reduce size, weight and cost and to increase reliability and producibility of base station equipment. REMEC believes that the high cost of facilities, power and maintenance necessitates the development of small, highly reliable and cost effective microwave "front ends" (the circuitry of the radio that enables signals to be transmitted and received at microwave frequencies) for wireless transmission systems, requiring the increased use of MFMs. In addition, increasing use of MFMs facilitates higher volume commercial production of wireless infrastructure equipment.

    REMEC believes that the following core competencies enable it to address the microwave requirements of customers in the wireless telecommunications market:

    INTEGRATION EXPERTISE. Integration is a key part of designing high performance equipment that operates at higher frequencies or that must operate over a broad frequency range. By effectively integrating multiple functions into single modules, REMEC has been able to accomplish the following:

    - reduce packaging and interconnects

    - improve performance through optimal partitioning and implementation of functions

    - reduce product size and parts count

    - increase reliability

    - minimize over engineering of products (e.g., avoid using higher performance, more costly components than are necessary

    - reduce unit cost

    CONCURRENT ENGINEERING. REMEC has excelled at developing products optimized in design, process and manufacturing implementation by employing a concurrent engineering approach during the product development cycle. REMEC's concurrent engineering approach extends to both its customer and supplier base. REMEC often participates in its customers' product development cycle during the conceptual design stage and is able to influence its customers' system architecture/design in order to optimize for cost and performance at the MFM level. Likewise, REMEC invites suppliers to participate in the design process to optimize material and device selection. In the product design process, product teams with design, process, quality and manufacturing engineering expertise review the product design in an effort to assure its producibility, high quality and affordability. Manufacturing process development and tooling occurs concurrently with product development. REMEC believes that its concurrent engineering process reduces cycle times and costly product redesigns when products move to volume production.

    TECHNOLOGY LEADERSHIP. Since its inception in 1983, REMEC has developed over 2,500 microwave MFMs and components and has become an important supplier of MFMs to many of the nation's leading telecommunication OEMs and defense contractors. REMEC is strategically partnered with a number of OEMs, including P-COM, Inc., STM Wireless, Inc., Digital Microwave Corporation, and Lucent Technologies, Inc. where REMEC provides all, or a large percentage of, the microwave content in an OEM product. This partnership typically includes concurrent engineering activity and shared technology development. REMEC also has received significant recognition, including "preferred supplier" designations, from numerous defense customers including Lockheed Martin Corporation, TRW Inc., Northrop Grumman Corporation, Raytheon Company and Motorola Inc. These distinctions generally carry with them the opportunity to bid on all new product procurements by the customer in REMEC's area of expertise allowing REMEC to increase market share. REMEC has developed a large number of proprietary designs that provide performance/cost advantage to its customers. These designs are continuously improved through technological evolution which is guided by REMEC's Technology Board. These designs can be re-applied or re-used resulting in rapid product development and time to market. A large number of proprietary manufacturing processes have also been developed to support large volume production of microwave circuits.

    VERTICAL INTEGRATION IN DESIGN AND MANUFACTURING. With vertical integration, REMEC focuses on and retains control of each step of the entire design and manufacturing process while minimizing the use of outside sources and subcontractors for key services. Vertical integration reduces time to market and unit costs and improves quality control, reliability and REMEC's ability to implement volume production. REMEC has enhanced its vertical integration capability with recent acquisitions, including a surface mount board assembly manufacturer and several microwave component companies which provide key functional capabilities that can be used in REMEC's product designs.

STRATEGY

    REMEC intends to enhance its position as a leading developer and supplier of microwave MFMs and components to wireless telecommunications infrastructure OEMs and to retain leadership in developing and supplying microwave MFMs and components to the defense industry. Execution of the company's strategy incorporates the following key elements:

    LEVERAGE BREADTH OF MICROWAVE CAPABILITIES IN TELECOM EQUIPMENT
MARKET. Through internal development and acquisitions, REMEC believes that it has compiled one of the broadest portfolio of microwave capabilities in the industry. REMEC intends to leverage that breadth of expertise by offering total microwave solutions to telecommunications infrastructure OEMs for all of their microwave component and subsystem needs. REMEC believes that it can provide such customers significant benefits in cost, performance, and time to market compared to other microwave vendors who can supply only single function components.

    MAINTAIN AND ENHANCE LEADERSHIP IN MICROWAVE TECHNOLOGY. REMEC intends to maintain and enhance its leadership in microwave technology in continuing its participation in selected defense programs that involve highly sophisticated, state-of-the-art microwave technology. REMEC has formed a Technology Board comprised of its key executives and chief engineers to disseminate throughout the company technological improvements made in various subsidiaries of the company and to anticipate changes in technology and the evolving technological needs of its customers. REMEC believes that the skills developed by it in the defense industry and honed in the commercial wireless market will continue to be a key factor in achieving substantial reductions in the size and cost of commercial wireless infrastructure equipment.

    BUILD STRATEGIC CUSTOMER ALLIANCES. REMEC intends to continue to focus on developing significant customer alliances with leading wireless OEMs and defense prime contractors. REMEC concentrates its efforts on applications which offer the potential for recurring high volume production. In wireless telecommunications, REMEC's strategy is to enter into strategic alliances with selected leaders in each of the wireless market segments targeted by the company. REMEC supports its customers during their conceptual design stage to influence the system architecture/design to optimize for cost, performance and producibility, further enhancing the likelihood of follow-on business.

    MAINTAIN COST COMPETITIVENESS. REMEC intends to continue to implement process manufacturing automation and believes that its ability to develop a high level of automated product alignment and test capability offers an important competitive advantage. REMEC also intends to expand its foreign manufacturing operations (in Canada, Costa Rica and, through a maquiladora program, Mexico) when appropriate to lower its costs and/or to access an available workforce. REMEC also believes that its capabilities in integrating numerous functions into single modules will enable it to continue to produce high performance products at competitive cost.

    PURSUE ACQUISITIONS. REMEC pursues acquisitions to augment technology by acquiring specialized component firms and to take advantage of opportunities to consolidate niche companies in the currently fragmented microwave equipment industry. REMEC believes that expansion of capability through the acquisition of component firms when combined with REMEC's technological and manufacturing skills at the component level will allow it to achieve improved levels of MFM integration. REMEC believes that it will thereby be better able to respond to customer requirements for reduced size and weight and lower cost.

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

    POINT-TO-POINT/POINT-TO-MULTIPOINT RADIO MARKET. In the point-to-point radio market, REMEC manufactures microwave front ends or outdoor units (ODUs) as well as the individual microwave modules (including diplexers, transceivers, synthesizers) that provide the microwave front end functionality. Traditionally, radio companies such as P-COM purchased individual modules and performed ODU integration internally. As these radio companies have grown, there has been a significant trend toward outsourcing the entire ODU. Using REMEC's broad functional microwave capability, REMEC has been able to obtain a large portion of ODU business from its existing customers. REMEC also supplies a significant portion of microwave modules to traditional customers with established in-house integration capability.

    VSAT MARKET. Like the point-to-point radio business, REMEC has focused its VSAT business at the ODU level. Most VSAT system integrators procure the complete ODU. REMEC also provides microwave modules such as power amplifiers to ODU integrators. A significant portion of this business is with STM, although REMEC is currently marketing an industry standard SCPOC (single channel per carrier) ODU at C-Band with plans to develop an additional product this year. REMEC has also completed development of a low cost SES VSAT terminal for STM for rural telephony applications.

    CELLULAR/PCS MARKET. In the cellular/PCS market, REMEC sells components including filters, amplifiers, VCOs and mixers that are used in base station infrastructure equipment. REMEC also sells a number of MFMs including delay filter assemblies and filter/LNA assemblies for higher performance digital base stations to customers such as Motorola Inc. REMEC expects to derive significant synergy from recently acquired component capability to provide more fully integrated radio solutions to this industry much like the VSAT and point-to-point radio business.

    DEFENSE MARKET. REMEC focuses its efforts on defense programs which it believes have the highest probability of follow-on production. Tactical aircraft, satellites, missile systems and smart weapons comprise the majority of the platforms of REMEC's customers. Defense industry programs from which REMEC derives or may derive significant revenues include: (i) the F-22 Stealth Tactical Fighter Aircraft program for the U.S. Air Force for which REMEC is developing switch amplifiers, switch filters, integrated switch modules, power amplifiers, frequency generators, frequency concerters and frequency multipliers for three different microwave subsystems (CNI, Radar and Electronic Warfare);
(ii) the Airborne Self-Protection Jammer (ASPJ) program for foreign military customers and the U.S. Navy for which REMEC has developed and produced a 28-channel switched filter bank and multi-function components such as frequency modulators; (iii) the Advanced Medium Range Air to Air Missile (AMRAAM) program for the U.S. Air Force for which REMEC has developed and produced frequency multipliers, converters and filters; and (iv) the Longbow Missile and Radar programs for the U.S. Army for which REMEC has developed and is producing MFMs, amplifiers, VCOs and filters.

    The following table lists certain of REMEC's microwave components and MFMs:

                PRODUCT TYPES                                          FUNCTION
---------------------------------------------  --------------------------------------------------------
Filters, Duplexers and Multiplexers..........  Separate desired frequency bands from undesired bands
Amplifiers...................................  Increase signal strength and power
Frequency Mixers.............................  Provide frequency conversion function
Voltage Controlled Oscillators...............  Generate frequency controlled by an input voltage
Dielectric Resonator Oscillators.............  Generate fixed frequency microwave signal
Cavity Oscillators...........................  Generate fixed frequency microwave signal
Switches.....................................  Switch signal between different signal paths
Switch Attenuators...........................  Select discrete attenuation values
Variable Attenuators.........................  Select continuously variable attenuation values
Switch Matrices..............................  Allow MxN connectivity between M-inputs and
                                               N-outputs
Switched Delay Lines.........................  Select discrete phase delays
Switched Filters.............................  Select between multiple filters
Multipliers..................................  Multiply an input frequency by an integer
Comb Generators..............................  Provide several multiplied frequencies in a single output
Frequency Generators.........................  Generate multiple discrete frequency outputs
Frequency Synthesizers.......................  Generate a discrete stepped frequency output
Frequency Converters.........................  Provide frequency conversion function
Tranceivers..................................  Transmit, receive and channel select microwave signals for satellite applications
Point-to-Point Radio Front Ends..............  Transmit, receive and channel select microwave signals for terrestrial applications

CUSTOMERS

    REMEC's customers for commercial wireless MFMs and components include P-COM, Inc., STM Wireless, Inc., Digital Microwave Corporation, General Instrument Corp., Alcatel Network Systems, Inc. and Motorola Inc. REMEC's customers for defense microwave MFMs and components include Lockheed Martin Corporation, Motorola Inc., Northrop Grumman Corporation and Raytheon Company (including portions of Hughes Aircraft Co. and Texas Instruments which Raytheon acquired in
1997). During fiscal 1997 and 1998, sales to P-COM, Inc. accounted for approximately 13% and 14%, respectively, of net sales. During fiscal 1999, sales to Motorola, Inc. and Raytheon Company accounted for 14% and 11%, respectively, of net sales.

BACKLOG

    REMEC's order backlog as of January 31, 1998 and January 31, 1999 was $214.9 million and $222.8 million, respectively. REMEC includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. In certain circumstances, customers place purchase orders but release quantities incrementally against those purchase orders, subject to an agreed period of performance. At the time a purchase order is placed, REMEC records the entire amount of the purchase order as backlog, even if the customer releases quantities incrementally against the purchase order. A substantial amount of REMEC's backlog can be canceled at any time without penalty, except, in most cases, for the recovery of REMEC's actual committed costs and profit on work performed up to the date of cancellation. A failure to develop products meeting contract specifications could lead to a cancellation of the related purchase orders.

SALES AND MARKETING

    REMEC uses a team-based sales approach to facilitate close management by Company personnel of relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. REMEC's integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of REMEC's engineering department and, occasionally, a local technical sales representative. In particular, the use of experienced engineering personnel as part of the sales effort enables close technical collaboration with the customer during the design and qualification phase of new communications equipment which, REMEC believes, is critical to the integration of its products into its customers equipment. REMEC's executive officers are also involved in all aspects of REMEC's relationships with its major customers and work closely with their senior management. REMEC utilizes manufacturers and sales representatives to identify opportunities.

    To date, REMEC has sold its products overseas with the assistance of independent sales representatives. Sales outside of the United States represented 7%, 7% and 6% of net sales in fiscal years ended January 31, 1997, 1998 and 1999, respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. The international sales do not include products sold to foreign end users by REMEC's domestic OEM customers.

MANUFACTURING

    REMEC assembles, tests, packages and ships products at its manufacturing facilities in the following locations: San Diego, Escondido, San Jose, Santa Clara and Milpitas, California; Melbourne, Florida; Toronto, Canada; San Jose, Costa Rica. REMEC also has products manufactured through a contract manufacturing operation in Tijuana, Mexico. REMEC believes that process expertise and discipline are key elements of successful high volume production of microwave MFMs because of the precise specifications required. Since inception, REMEC has been manufacturing products for defense programs in compliance with the stringent MIL-Q-9858 specifications. REMEC received ISO-9001 certification from the Defense Electronics Supply Center for its microwave facilities. ISO-9001 is a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. Although this certification is not currently required by any of its customers, REMEC believes that it will be beneficial to the acquisition of future business. To assure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, REMEC seeks to achieve vertical integration in the manufacturing process wherever appropriate.

    Historically, the volume of REMEC's production requirements in the defense markets was not sufficient to justify the widespread implementation of automated manufacturing processes. REMEC anticipates that increased sales of its products to the wireless telecommunications industry will require a significant increase in REMEC's manufacturing capacity. Accordingly, REMEC has introduced automated manufacturing techniques for product assembly and testing and is currently planning to expand its facilities.

    REMEC attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in REMEC's products are currently available only from single sources, and other components are available from only a limited number of sources. REMEC's reliance on contract manufacturers and on sole suppliers involves several risks, including a potential inability to obtain critical materials or services and reduced control over production costs, delivery schedules, reliability and quality of components or assemblies. Any inability to obtain timely deliveries of acceptable quality, or any other circumstance that would require REMEC to seek alternative contract manufacturers or suppliers, could delay REMEC's ability to deliver its products to its customers, which in turn would have a material adverse effect on REMEC's business, financial condition and results of operations. Despite the risks associated with purchasing components from single sources or from a limited number of sources, REMEC has made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. In 1997, REMEC acquired Veritek which provides surface mount capabilities and expertise. REMEC also relies on contract manufacturers for circuit board assembly. REMEC generally orders components and circuit boards from its suppliers and contract manufacturers by purchase order on an as needed basis.

COMPETITION

    The markets for REMEC's products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. REMEC faces some competition from component manufacturers who have integration capabilities, but believes that its primary competition is from the captive manufacturing operations of large wireless telecommunications OEMs (including all of the major telecommunications equipment providers) and defense prime contractors who are responsible for a substantial majority of the present worldwide production of MFMs. REMEC's future success is dependent upon the extent to which these OEMs and defense prime contractors elect to purchase from outside sources rather than manufacture their own microwave MFMs and components. REMEC's customers and large manufacturers of microwave transmission equipment could also elect to enter into the non-captive market for microwave products and compete directly with REMEC. Many of REMEC's current and potential competitors have substantially greater technical, financial, marketing, distribution and other resources than REMEC and have greater name recognition and market acceptance of their products and technologies. No assurance can be given that REMEC's competitors will not develop new technologies or enhancements to existing products or new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of REMEC's customers. For example, innovations such as a wireless telephone system utilizing satellites instead of terrestrial base stations or a device that integrates microwave functionality could significantly reduce the potential market for REMEC's products. REMEC believes that to remain competitive in the future it will need to invest significant financial resources in research and development.

RESEARCH AND DEVELOPMENT

    Research and development expenses recorded by REMEC for the fiscal years ended January 31, 1997, 1998 and 1999 were approximately $4,605,000, $5,108,000 and $7,851,000, respectively. REMEC's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, are included in cost of sales and the related funding in net sales. REMEC expects that as its commercial business expands, research and development expenses will increase in amount and as a percentage of sales.

GOVERNMENT REGULATIONS

    REMEC's products are incorporated into wireless telecommunications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. Although the equipment operators and not REMEC are responsible for compliance with such regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could materially adversely affect REMEC's operations by restricting development efforts by REMEC's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by REMEC to manufacture products in compliance with, applicable domestic and international regulations could have a material adverse effect on REMEC's business, financial condition and results of operations. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by REMEC's customers, which in turn may have a material adverse effect on the sale of products by REMEC to such customers.

    REMEC is also subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture REMEC's products. The failure to comply with current or future regulations could result in the imposition of substantial fines on REMEC, suspension of production, alteration of its manufacturing processes or cessation of operations.

    Because of its participation in the defense industry, REMEC is subject to audit from time to time for its compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Investigative Service and the Office of Federal Control Compliance Programs. These and other governmental agencies may also, from time to time, conduct inquiries or investigations that may cover a broad range of Company activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve penalties that may have a material adverse effect on REMEC's business, financial condition or results of operation.

    REMEC believes that it operates its business in material compliance with applicable government regulations.

INTELLECTUAL PROPERTY

    REMEC does not presently hold a patent applicable to its products which is significant. In order to protect its intellectual property rights, REMEC relies on a combination of trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by REMEC to protect its intellectual property rights will be adequate to prevent misappropriation of REMEC's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against REMEC or with respect to its products for which REMEC has indemnified certain of its customers. Asserting REMEC's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting REMEC's business, financial condition and results of operations. In the event a third party were successful in a claim that one of REMEC's products infringed its proprietary rights, REMEC may have to pay substantial royalties or damages, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on REMEC's business, financial condition and results of operations.

EMPLOYEES

    As of March 1, 1999, REMEC had a total of 1,904 employees, including 1,204 in manufacturing and operations, 258 in research, development and engineering 129 in quality assurance, 28 in sales and marketing and 284 in administration, material procurement and planning. REMEC believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of REMEC's employees is represented by a labor union and REMEC has not experienced any work stoppage. REMEC considers its employee relations to be good.

ITEM 2. PROPERTIES

    REMEC's principal administrative, engineering and manufacturing facilities are located in eight buildings aggregating approximately 200,000 square feet in San Diego and Escondido, California, consisting of one 21,000 square foot facility owned by REMEC and seven leased facilities, pursuant to leases which expire in December 2002 through March 2007. REMEC's Northern California operations are located in three leased buildings aggregating approximately 79,000 square feet in San Jose, Milpitas and Santa Clara, California. These leases expire on various dates beginning in August 1999 through October 2003. Q-bit owns a 51,000 square foot building located in Melbourne, Florida. REMECINC S.A. is located in San Jose, Costa Rica in a 39,000 square foot building. REMEC is in the process of purchasing this property. Nanowave leases approximately 25,000 square feet in two buildings located in Toronto, Canada, under leases which expire in September 2001. REMEC believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

    Neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC's knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matters were submitted to a vote of REMEC's shareholders during the last quarter of its fiscal year ended January 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

    Prior to the quotation of REMEC's Common Stock on the Nasdaq National Market beginning on February 1, 1996, there was no established trading market for the Common Stock. Since February 1, 1996, the Common Stock has been quoted on the Nasdaq National Market under the symbol "REMC." The following table sets forth the range of high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market for the quarterly periods indicated.

                                                                                      HIGH        LOW
                                                                                    ---------  ---------
FISCAL YEAR ENDING JANUARY 31, 1998
First Quarter(1)..................................................................  $  18.828  $  14.000
Second Quarter(1).................................................................     31.250     16.828
Third Quarter.....................................................................     38.313     20.000
Fourth Quarter....................................................................     27.250     17.125

FISCAL YEAR ENDING JANUARY 31, 1999
First Quarter.....................................................................  $  29.000  $  24.875
Second Quarter....................................................................     25.125      7.625
Third Quarter.....................................................................     10.625      7.313
Fourth Quarter....................................................................     21.938     11.469

FISCAL YEAR ENDING JANUARY 31, 2000
First Quarter (through March 5, 1999).............................................  $  20.500  $  15.125

------------------------

(1) Adjusted for a three-for-two stock split paid on June 27, 1997 to shareholders of record as of June 20, 1997.

    The last reported sale price of the Common Stock on the Nasdaq National Market on March 5, 1999 was $17.625. As of March 5, 1999 there were approximately 764 holders of record of Common Stock.

DIVIDEND POLICY

    REMEC currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future. REMEC's line of credit agreement restricts the amount of cash dividends that REMEC may pay. See Note 4 to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to REMEC's statements of income for each of the years in the three year period ended January 31, 1999 and with respect to the balance sheets at January 31, 1998 and 1999, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended January 31, 1995 and 1996 and the balance sheet data at January 31, 1995, 1996 and 1997, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for REMEC and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                             YEARS ENDED JANUARY 31,
                                                              -----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA(1)(3):
Net sales...................................................  $  81,978  $  93,228  $ 118,554  $ 156,057  $ 158,402
Cost of sales...............................................     57,994     66,172     85,659    108,053    113,013
                                                              ---------  ---------  ---------  ---------  ---------
Gross profit................................................     23,984     27,056     32,895     48,004     45,389
Operating expenses:
    Selling, general and administrative.....................     15,646     16,611     19,349     24,773     28,206
    Research and development................................      2,067      4,016      4,605      5,108      7,851
                                                              ---------  ---------  ---------  ---------  ---------
        Total operating expenses............................     17,713     20,627     23,954     29,881     36,057
                                                              ---------  ---------  ---------  ---------  ---------
Income from operations......................................      6,271      6,429      8,941     18,123      9,332
Gain on sale of subsidiary..................................         --         --         --      2,833         --
Interest income (expense) and other, net....................       (590)      (401)        48      2,280      3,111
                                                              ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes....................      5,681      6,028      8,989     23,236     12,443
Provision for income taxes..................................      2,394      2,429      4,017      8,501      2,115
                                                              ---------  ---------  ---------  ---------  ---------
Net income..................................................  $   3,287  $   3,599  $   4,972  $  14,735  $  10,328
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Earnings per share:
    Basic...................................................  $     .25  $     .28  $     .30  $     .71  $     .45
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
    Diluted.................................................  $     .25  $     .28  $     .30  $     .68  $     .44
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Shares used in per share calculations:
    Basic...................................................     12,965     12,892     16,517     20,841     23,028
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
    Diluted.................................................     12,965     13,009     16,828     21,534     23,482
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA(1)(3):
Cash and cash equivalents...................................  $   3,628  $   3,828  $  63,172  $  41,937  $  82,314
Working capital.............................................     15,620     17,575     84,112     84,496    133,681
Total assets................................................     42,357     48,558    125,440    153,865    206,585
Long-term debt..............................................      3,235      4,781      2,462         --         --
Total shareholders' equity..................................     24,489     27,247    103,555    128,495    188,934

                                                                                                  JANUARY 31,
                                                                                              --------------------
                                                                                                1998       1999
                                                                                              ---------  ---------
BACKLOG(1)(2):..............................................................................  $ 214,855  $ 222,787

------------------------------

(1) REMEC acquired Magnum in August 1996, Radian in February 1997, C&S Hybrid in June 1997 and Q-bit in October 1997, each of which was accounted for as a pooling of interests and, as such, all financial amounts contained in the above table have been restated to include the financial results and data of Magnum, Radian, C&S Hybrid and Q-bit for all periods presented. REMEC acquired Verified Technical Corporation in March 1997 and Nanowave Technologies Inc. in October 1997 in transactions accounted for as purchases.

(2) Backlog is not necessarily indicative of future sales and is generally subject to cancellation. See "Item 1. Business--Backlog."

(3) In February 1999, REMEC announced its plan to acquire Airtech plc in exchange for common stock with a value of approximately $32.0 million. The acquisition will be accounted for as a pooling of interests and accordingly, all financial amounts contained in the above table will be restated to include the financial results and data of Airtech plc for all periods presented. See Note 10--Subsequent Event in the accompanying financial statements for presentation of the proforma results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi-function modules (MFMs) for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave, Inc. (Microwave), REMEC Wireless, Inc. (Wireless), Humphrey, Inc. (Humphrey), REMEC Magnum, Inc. (Magnum), Verified Technical Corporation (Veritek), C&S Hybrid, Inc. (C&S Hybrid), Q-bit Corporation (Q-bit) and Nanowave Technologies Inc. (Nanowave) and REMECINC S.A. (REMEC Costa Rica). REMEC's consolidated results of operations also include the operations of RF Microsystems (RFM) for the period from April 30, 1996 to August 26, 1997.

    REMEC's research and development efforts for customers in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical REMEC funded research and development expenses have been minimal. As REMEC's commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. REMEC expects this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

    Effective April 30, 1996, REMEC acquired all of the outstanding common stock of RFM and various VSAT microwave design and manufacturing resources from STM in a transaction that was accounted for as a purchase. RFM provides the Department of Defense with research and analysis, systems engineering and test evaluation services. The consolidated statements of income and cash flows for all periods subsequent to April 30, 1996 include RFM's operating results from April 30, 1996. On August 26, 1997, REMEC sold RFM in exchange for cash consideration of $5.0 million. The sale resulted in an after-tax gain of $1,728,000, or $0.08 per share.

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

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total net sales, certain consolidated statements of income data for the periods indicated.

                                                                               YEARS ENDED JANUARY 31,
                                                                        -------------------------------------
                                                                           1999         1998         1997
                                                                           -----        -----        -----
Net sales.............................................................         100%         100%         100%
Cost of sales.........................................................          71           69           72
                                                                               ---          ---          ---
    Gross profit......................................................          29           31           28
Operating expenses:
    Selling, general & administrative.................................          18           16           17
    Research and development..........................................           5            3            4
                                                                               ---          ---          ---
        Total operating expenses......................................          23           19           21
                                                                               ---          ---          ---
Income from operations................................................           6           12            7
Gain on sale of subsidiary............................................          --            1           --
Interest income and other, net........................................           2            1           --
                                                                               ---          ---          ---
Income before provision for income taxes..............................           8           14            7
Provision for income taxes............................................           1            5            3
                                                                               ---          ---          ---
Net income............................................................           7%           9%           4%
                                                                               ---          ---          ---
                                                                               ---          ---          ---

FISCAL YEAR ENDED JANUARY 31, 1999 VS. FISCAL YEAR ENDED JANUARY 31, 1998

    NET SALES. Net sales increased 2% from $156.1 million during fiscal 1998 to $158.4 million during fiscal 1999. The increase in sales was primarily attributable to the increased revenues from REMEC's Veritek and Nanowave subsidiaries (which were acquired in March and October 1997, respectively, and therefor do not have a full year's operations included in the fiscal 1998 results of operations) which offset the reduction in demand from REMEC's commercial customers as a result of the economic difficulties in certain international markets in which those customers operate and a decline in sales of REMEC's precision instrument products.

    GROSS PROFIT. Gross profit decreased 5% from $48.0 million in fiscal 1998 to $45.4 million in fiscal 1999. Consolidated gross margins decreased from 31% during fiscal 1998 to 29% during fiscal 1999. The fluctuations in REMEC's gross margins are primarily attributable to changes in the mix of products sold and to reduced production volume at certain of REMEC's production facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 14% from $24.8 million during fiscal 1998 to $28.2 million during fiscal 1999. The increase in SG&A was primarily attributable to inclusion of a full year of SG&A costs from REMEC's Veritek and Nanowave subsidiaries, accounting and legal expenses associated with an income tax credit study completed during fiscal 1999, and increased personnel, legal and other administrative costs resulting from REMEC's growth. As a percentage of net sales, SG&A expenses increased from 16% in fiscal 1998 to 18% in fiscal 1999, due to the factors discussed above.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 54% from $5.1 million during fiscal 1998 to $7.9 million during fiscal 1999. These expenditures are almost entirely attributable to the commercial wireless business and reflect an increase in activity associated with product development.

    GAIN ON SALE OF SUBSIDIARY. REMEC's results of operations for the year ended January 31, 1998 includes the gain from the sale of REMEC's RFM subsidiary. There was no similar gain in the current fiscal year.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $2.3 million during fiscal 1998 to $3.1 million during fiscal 1999. This increase was due to the increased level of cash available for investment as a result of the funds generated from REMEC's follow-on public offering which was completed in March 1998.

    PROVISION FOR INCOME TAXES. REMEC's effective tax rate declined from 37% during fiscal 1998 to 17% during fiscal 1999. The decrease in the effective income tax rate reflects the tax benefit of $1,992,000 related to the recognition of research and experimentation tax credits pertaining to previously filed tax returns. The reduction in the effective tax rate during fiscal 1999 also reflects the benefit of tax credits for certain capital expenditures and the effect of tax exempt interest income.

FISCAL YEAR ENDED JANUARY 31, 1998 VS. FISCAL YEAR ENDED JANUARY 31, 1997

    NET SALES. Net sales increased 32% from $118.6 million during fiscal 1997 to $156.1 million during fiscal 1998. The increase in sales was primarily attributable to increased customer demand for REMEC's commercial wireless products.

    GROSS PROFIT. Gross profit increased 46% from $32.9 million in fiscal 1997 to $48.0 million in fiscal 1998. Consolidated gross margins increased from 28% during fiscal 1997 to 31% during fiscal 1998. The increase in gross margins was primarily the result of changes in the mix of products shipped and due to the lower unit costs arising from improved overhead absorption attributable to the increase in sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 28% from $19.3 million during fiscal 1997 to $24.8 million during fiscal 1998. This increase was primarily attributable to increased personnel, legal and other administrative costs resulting from REMEC's growth, as well as approximately $1.1 million of direct transaction costs associated with the Radian, C&S Hybrid and Q-bit mergers. As a percentage of net sales, SG&A expenses declined from 17% in fiscal 1997 to 16% in fiscal 1998, due to increased sales volume.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 11% from $4.6 million during fiscal 1997 to $5.1 million during fiscal 1998. These expenditures are almost entirely attributable to the commercial wireless business.

    GAIN ON SALE OF SUBSIDIARY. REMEC's results of operations for the year ended January 31, 1998 includes the gain from the sale of REMEC's RFM subsidiary. There was no similar gain in the prior fiscal year.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $48,000 during fiscal 1997 to $2.3 million during fiscal 1998. This increase was due to the increased level of cash available for investment as a result of the funds generated from REMEC's follow-on public offering which was completed in January 1997.

    PROVISION FOR INCOME TAXES. REMEC's effective tax rate declined from 45% during fiscal 1997 to 37% during fiscal 1998. The decrease reflected the pre-acquisition net income generated at REMEC's Q-bit subsidiary in fiscal 1998. Prior to its acquisition by REMEC, Q-bit had operated as an S corporation for federal and state income tax purposes and, accordingly, all taxable income generated by Q-bit during the pre-acquisition period in fiscal 1998 was allocated to the shareholders of Q-bit and included on their personal income tax returns. Therefore, REMEC's effective tax rate in fiscal 1998 reflects no provision for income taxes on Q-bit's pre-acquisition earnings. The reduction in the effective tax rate in fiscal 1998 also reflects the benefit of tax credits for certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1999, REMEC had $133.7 million of working capital which included cash and cash equivalents totaling $82.3 million. REMEC also has $17.0 million available under two credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of January 31, 1999, there were no borrowings under REMEC's credit facilities.

    During fiscal 1999, net cash provided by operations totaled $9.5 million as the cash flows from earnings and non-cash expenses (primarily depreciation and amortization) more than offset the $3.5 million increase in inventories and the $6.7 million repayment of trade accounts payable and other accrued expenses. Inventories increased during this period due to requests by certain commercial customers to delay delivery of previously announced requirements. Investing activities utilized $19.0 million during fiscal 1999, primarily as a result of capital expenditures of $17.4 million and deposits associated with the acquisition of land and a manufacturing facility in Costa Rica of $1.5 million. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $49.8 million during fiscal 1999, principally as a result of the net proceeds of $49.6 million from the follow-on offering and the proceeds of $3.0 million generated by the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from exercises of stock options, net of $2.9 million utilized for the repurchase and retirement of Company common stock.

    REMEC's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of REMEC's research and development efforts, expansion of REMEC's marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources will be adequate to fund its operations for at least twelve months from February 1, 1999.

INTEREST RATE RISK

    REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At January 31, 1999, REMEC had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. REMEC also will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under its current policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC's held-to-maturity securities would not materially effect the fair value of these securities at January 31, 1999.

YEAR 2000 READINESS DISCLOSURE

    GENERAL. Many currently available installed computer systems, software products and equipment are coded to accept only two digit entries to recognize years. These date-sensitive systems, products and equipment may not be able to accurately recognize the year 2000. As a result, these systems, products and equipment may need to be upgraded or replaced in order to become year 2000 ready.

    REMEC's Vice President of Information Technology is responsible for coordinating REMEC's efforts relating to year 2000 readiness. These efforts include the following phases: (i) identification of potential year 2000 problems; (ii) assessment of the potential impact on and risks to REMEC's business; (iii) determination of specific solutions; (iv) implementation of solutions; and (v) evaluation of all of the foregoing. The Vice President of Information Technology reports to REMEC's President and Chief Operating Officer on these matters. In addition, REMEC's Audit Committee and Board of Directors provides supervisorial oversight of REMEC's efforts relating to year 2000 readiness.

    MANUFACTURING. REMEC utilizes various tools and equipment in connection with the manufacture of its products which may have embedded technology that is date sensitive. REMEC is testing substantially all of its critical tools and equipment currently being utilized by REMEC in the manufacture of its products, and continues to monitor year 2000 readiness in this area. Based on its efforts to date, REMEC believes that its critical tools and equipment will be year 2000 ready on or before December 31, 1999. As a result, REMEC currently does not anticipate significant interruption of its manufacturing capabilities due to the failure of its tools and equipment to be year 2000 ready.

    INFORMATION SYSTEMS. REMEC has various internal financial information and reporting systems, human resources and payroll applications, procurement requirements, customer billing applications, manufacturing monitoring systems, communications systems, desktop computers and computer networks. REMEC is testing all of these internal systems and applications and upgrading or replacing software and hardware where needed. Based on its efforts to date, REMEC currently does not anticipate significant interruption of its operations due to the failure of its information systems to be year 2000 ready.

    In addition to testing existing information systems for year 2000 compliance, REMEC is phasing in the installation of a new management information system which will be used by REMEC and a majority of its operating subsidiaries in connection with internal financial information and reporting, production planning and manufacturing monitoring and procurement requirements. The purchase and installation of this system is estimated to cost approximately $3.0 million and will be paid for by REMEC out of existing funds when installed at the various Company facilities. Although this system is not being purchased exclusively to address year 2000 compliance issues, this management information system is certified by the manufacturer to be year 2000 compliant. This system has been implemented in two of REMEC's subsidiaries, is in the process of being implemented in another subsidiary and is estimated to be completely installed and operational in a majority of REMEC's facilities over the next two years. The information systems in place at REMEC's remaining subsidiaries are being upgraded to year 2000 compliance. This process will be completed by December 31, 1999 and is anticipated to cost approximately $250,000.

    FACILITIES. REMEC is also testing all of its facilities and infrastructure systems, including the heating/ ventilation/air conditioning (HVAC) systems, security systems and health, safety and environment systems at each of its facilities. REMEC currently has manufacturing operations or management personnel in thirteen leased facilities. Based on its efforts to date, REMEC currently does not anticipate significant interruption of its operations due to the failure of its facilities and infrastructure systems to be year 2000 ready.

    SUPPLIERS. REMEC is implementing a system to monitor the year 2000 readiness of its suppliers. The system will include awareness/notification letters, warranties and a review of suppliers' web-site statements regarding year 2000 readiness. If a supplier is identified as having a high risk of year 2000 non-readiness, REMEC will develop alternative sourcing plans to minimize the year 2000 risks.

    COSTS. REMEC estimates that the aggregate costs for its year 2000 readiness program incurred by REMEC to date and anticipated to be incurred by REMEC through December 31, 1999 is approximately $350,000. Approximately $125,000 of the aggregate estimated costs relate to internal resources incurred or anticipated to be incurred in connection with REMEC's readiness program. Through December 31, 1999, REMEC estimates that it has incurred approximately $100,000 on internal and external costs relating to its year 2000 readiness program. No information technology or other capital expenditure projects have been delayed due to REMEC's year 2000 efforts and the costs relating thereto.

    WORST CASE SCENARIO: CONTINGENCY PLAN. The most reasonably likely worst case year 2000 scenario which may affect REMEC is a significant disruption in the business operations of REMEC's customers due to year 2000 problems. REMEC manufactures components and systems for commercial customers and various government agencies. To the extent that the customers' business is disrupted by year 2000 problems, these customers may be unable to purchase or pay for REMEC's products which may have a material adverse effect on REMEC's business, financial condition and results of operation will be adversely effected.

    UNCERTAINTIES. The above description of REMEC's year 2000 efforts contains forward-looking statements, including: the expected state of readiness of REMEC's manufacturing equipment, information systems and facilities; the future impact of REMEC's business, financial condition and results of operation due to its year 2000 readiness; the anticipated state of readiness of REMEC's suppliers; the estimated costs associated with REMEC's year 2000 readiness program; and REMEC's most reasonably likely worst case scenario. There are many factors that could cause REMEC's actual results to differ materially from those year 2000 related forward-looking statements.

    Some of the factors that could affect the anticipated impact of REMEC's year 2000 readiness include the availability and cost of personnel trained in this area, the ability of company personnel, vendors, customers and suppliers to locate an correct all relevant computer codes; the reliability of statements of third parties (customers, suppliers and vendors) regarding their own year 2000 readiness; and similar uncertainties. In addition, the anticipated costs of any year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. Many of these factors and assumptions are beyond REMEC's control and no assurances can be given that REMEC, its suppliers and customers will be able to resolve all of their year 2000 readiness problems in a timely manner to avoid a material adverse effect on REMEC's business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included as a separate section following Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

    Information pertaining to directors of REMEC is set forth under the caption "Election of Directors-- Nominees" in REMEC's Proxy Statement (the "1999 Proxy Statement") for the Annual Meeting of Shareholders expected to be held on June 4, 1999 and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 1999 Proxy Statement under the caption "Management--Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference into this Annual Report on Form 10-K.

    The executive officers of REMEC, and their ages as of March 5, 1999, are as follows:

                NAME                      AGE                          POSITION WITH REMEC
------------------------------------      ---      -----------------------------------------------------------
Ronald E. Ragland...................          57   Chairman of the Board and Chief Executive Officer

Errol Ekaireb.......................          60   President, Chief Operating Officer and Director

Jack A. Giles.......................          57   Executive Vice President, President of REMEC Microwave and
                                                     Director

Joseph T. Lee.......................          44   Executive Vice President, President of Northern California
                                                     Operations and Director

Denny Morgan........................          45   Senior Vice President, Chief Engineer and Director

Tao Chow............................          47   Senior Vice President and President of C&S Hybrid and REMEC
                                                     Wireless

Michael McDonald....................          45   Senior Vice President, Chief Financial Officer and
                                                     Secretary

James Mongillo......................          60   Senior Vice President and President of REMEC Magnum

Justin Miller.......................          49   Vice President and President of REMEC Canada and Nanowave

H. Clark Hickock....................          43   Senior Vice President, Business Operations

Jon E. Opalski......................          36   Senior Vice President, Marketing and Strategic Planning

    MR. RAGLAND was a founder of REMEC and has served as Chairman of the Board and Chief Executive Officer of REMEC since January 1983. Prior to joining REMEC, he was General Manager of KW Engineering and held program management positions with Ford Aerospace Communications Corp.,

E-Systems, Inc. and United Telecommunications, Inc. Mr. Ragland was a Captain in the United States Army and holds a B.S.E.E. degree from Missouri University at Rolla and an M.S.E.E. degree from St. Louis University.

    MR. EKAIREB has served as President and Chief Operating Officer of REMEC since 1990 and a director of REMEC since 1985. Mr. Ekaireb served as Vice President of REMEC from 1984 to 1987 and as Executive Vice President and Chief Operating Officer from 1987 to 1990. Prior to joining REMEC, he spent 23 years with Ford Aerospace Communications Corp. Mr. Ekaireb holds B.S.E.E. and B.S.M.E. degrees from West Coast University and has completed the University of California, Los Angeles Executive Program.

    MR. GILES joined REMEC in 1984. He was elected as a director in 1984, Vice President in 1985, Executive Vice President in 1987 and was elected President of REMEC Microwave in 1994. Prior to joining REMEC, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree from the University of Arkansas and is a graduate of Defense Systems Management College.

    MR. LEE has been a director and Executive Vice President of REMEC since September 1996 and was elected President of REMEC's Northern California Operations in December 1997. Prior to the acquisition of Magnum Microwave Corporation ("Magnum Microwave") by REMEC in August 1996, he was Chairman of the Board, President and Chief Executive Officer of Magnum Microwave. Mr. Lee holds a B.S.E.E. degree from the University of Michigan and M.S.E.E. and ENGINEER degrees from Stanford University and is a graduate of the AEA Stanford Executive Institute.

    MR. MORGAN was a founder of REMEC and has served as Senior Vice President, Chief Engineer and a director of REMEC since January 1983. Prior to joining REMEC, he worked with KW Engineering, Micromega, General Dynamics Corporation and Pacific Aerosystems, Inc. Mr. Morgan holds a B.S.E.E. degree from the Massachusetts Institute of Technology and was the Four Year Chancellor's Intern Fellowship Recipient at the University of California, Los Angeles.

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

    MR. MCDONALD was appointed Senior Vice President, Chief Financial Officer and Secretary of REMEC in December 1997. Prior to the acquisition of Magnum Microwave by REMEC, he had been Vice President and Chief Financial Officer of Magnum Microwave. Prior to joining Magnum Microwave in 1984, he worked at Watkins-Johnson Company. Mr. McDonald holds a B.S. degree from the University of San Francisco and an M.B.A. degree from California Polytechnic State University at San Luis Obispo.

    MR. MONGILLO joined REMEC in February 1997 as part of the Radian Technology acquisition. He is a Senior Vice President of REMEC, and is serving as President of REMEC Magnum, Inc. Prior to the acquisition of Radian Technology, he was the Chairman of the Board, President and Chief Executive Officer of Radian. Mr. Mongillo holds a B.S.E.E. degree from Brown University.

    DR. MILLER has served as President and director of Nanowave Technologies and REMEC Canada and Vice President of REMEC since October 1997. Prior to the Nanowave acquisition by REMEC, he was a founder of Nanowave and served as its President and a director since 1992. Prior to that he served as Vice President--Engineering of Microwave Technologies, a division of Lucas Industries plc. Dr. Miller holds a Ph.D. from the University of Warwick.

    MR. HICKOCK has served as Senior Vice President, Business Operations of REMEC since 1998 and Vice President, Business Operations since 1994. Prior to joining REMEC, he was with E-Systems Garland Division for 16 years. Mr. Hickock holds a B.A. in Economics and Finance from the University of Texas.

    MR. OPALSKI has served in a variety of positions with REMEC since 1984, most recently as Senior Vice President, Marketing and Strategic Planning. He holds a B.S.E.E. from Massachusetts Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

    Information pertaining to executive compensation is set forth under the caption "Management-- Executive Compensation" in the 1999 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information pertaining to security ownership of REMEC's Common Stock is set forth under "Management--Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the 1999 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

              Report of Independent Auditors

              Consolidated Balance Sheets at January 31, 1999 and 1998

              Consolidated Statements of Income for the years ended January 31,
               1999, 1998 and 1997

              Consolidated Statements of Shareholders' Equity as of January 31,
               1999, 1998 and 1997

              Consolidated Statements of Cash Flows for the years ended January
               31, 1999, 1998 and 1997

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

       3. Exhibits

 EXHIBIT NO.                                     DESCRIPTION
-------------  --------------------------------------------------------------------------------
        3.1(1) Restated Articles of Incorporation
        3.2(1) By-Laws, as amended
       10.1(1) Equity Incentive Plan
       10.2(1) Employee Stock Purchase Plan
       10.3(1) Form of Indemnification Agreements between Registrant and its officers and directors
       10.4(2) 1996 Nonemployee Directors Stock Option Plan
       10.5(3) Second Amended and Restated Loan Agreement between REMEC and The Union Bank of
                 California, N.A., dated June 25, 1998, as amended
       10.6(3) Participation Agreement dated as of August 25, 1998 among REMEC, Union Bank of
                 California N.A., and certain other parties identified therein
       10.7(3) Master Lease dated as of August 25, 1998, between Union Bank of California,
                 N.A., as Certificate Trustee, and REMEC
       10.8(3) Lessee Guarantee executed by REMEC dated as of August 25, 1998
       21.1(3) Subsidiaries of REMEC
       23.1(3) Consent of Ernst & Young LLP, Independent Auditors
       23.2(3) Consent of Ireland San Filippo LLP, Independent Public Accountants
       23.3(3) Consent of Bray, Beck & Koetter, Independent Auditors
       24.1    Power of Attorney (included on Page S-1 of this Annual Report on Form 10-K)
       27.1(3) Financial Data Schedule

------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) filed on February 1, 1996 and incorporated by reference into this Annual Report on Form 10-K.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) filed on November 25, 1996 and incorporated by reference into this Annual Report on Form 10-K.

(3) Filed with this Annual Report on Form 10-K.

    (b) Report on Form 8-K

       There were no reports on Form 8-K filed in the fourth quarter of fiscal 1999.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
REMEC, INC.

Report of Ernst & Young LLP, Independent Auditors..........................................................         F-2

Report of Ireland San Filippo LLP, Independent Auditors....................................................         F-3

Report of Bray, Beck & Koetter, Independent Auditors.......................................................         F-4

Consolidated Balance Sheets at January 31, 1999 and 1998...................................................         F-5

Consolidated Statements of Income for the years ended January 31, 1999, 1998 and 1997......................         F-6

Consolidated Statements of Shareholders' Equity as of January 31, 1999, 1998 and 1997......................         F-7

Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997..................         F-8

Notes to Consolidated Financial Statements.................................................................         F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

    We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Radian Technology, Inc. and Q-bit Corporation, wholly-owned subsidiaries, which statements reflect total assets constituting 8% in 1997, and total revenues constituting 17% in 1997 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Radian Technology, Inc. and Q-bit Corporation, is based solely on the reports of the other auditors.

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

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------

                                          ERNST & YOUNG LLP

San Diego, California
February 26, 1999

            REPORT OF IRELAND SAN FILIPPO LLP, INDEPENDENT AUDITORS

To the Board of Directors
Radian Technology, Inc.
Santa Clara, California

    We have audited the balance sheet of Radian Technology, Inc. (a California corporation), as of December 27, 1996, and the related statements of income and expense, stockholders' equity, and cash flows for each of the years ended December 29, 1995, and December 27, 1996. These financial statements are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

IRELAND SAN FILIPPO, LLP

March 6, 1997

              REPORT OF BRAY, BECK & KOETTER, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Q-bit Corporation
Palm Bay, Florida

    We have audited the balance sheets of Q-bit Corporation (an S Corporation) as of December 31, 1996 and the related statements of operations, retained earnings (deficit) and cash flows for the years then ended December 31, 1995 and 1996. These financial statements are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ BRAY, BECK & KOETTER

Melbourne, Florida
February 28, 1997

                                  REMEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            JANUARY 31,
                                                                                   ------------------------------
                                                                                        1999            1998
                                                                                   --------------  --------------
                                     ASSETS

Cash and cash equivalents........................................................  $   82,314,098  $   41,937,101
Accounts receivable, net.........................................................      23,624,034      25,494,474
Inventories, net.................................................................      33,879,801      30,380,941
Deferred income taxes............................................................       4,259,925       6,241,957
Prepaid expenses and other current assets........................................       3,123,687         589,053
                                                                                   --------------  --------------
    Total current assets.........................................................     147,201,545     104,643,526
Property, plant and equipment, net...............................................      42,159,384      31,988,934
Intangible and other assets......................................................      17,224,432      17,232,241
                                                                                   --------------  --------------
                                                                                   $  206,585,361  $  153,864,701
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.................................................................  $    5,031,923  $    8,531,756
Accrued salaries, benefits and related taxes.....................................       5,246,418       5,999,248
Income taxes payable.............................................................              --       2,546,479
Accrued expenses.................................................................       3,241,898       3,070,515
                                                                                   --------------  --------------
    Total current liabilities....................................................      13,520,239      20,147,998
Deferred rent....................................................................              --         104,236
Deferred income taxes............................................................       4,131,534       5,117,933

Commitments

Shareholders' equity:
Preferred shares--$.01 par value, 5,000,000 shares authorized; none issued and
  outstanding....................................................................              --              --
Common shares--$.01 par value, 70,000,000 shares authorized; issued and
  outstanding shares--23,185,491 and 21,182,663 at January 31, 1999 and 1998.....         231,853         211,828
Paid-in capital..................................................................     145,929,471      95,838,167
Retained earnings................................................................      42,772,264      32,444,539
                                                                                   --------------  --------------
Total shareholders' equity.......................................................     188,933,588     128,494,534
                                                                                   --------------  --------------
                                                                                   $  206,585,361  $  153,864,701
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                                  REMEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED JANUARY 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
Net sales.......................................................  $  158,401,981  $  156,056,929  $  118,553,842
Cost of sales...................................................     113,012,547     108,052,891      85,658,524
                                                                  --------------  --------------  --------------
Gross profit....................................................      45,389,434      48,004,038      32,895,318
Operating expenses:
Selling, general & administrative...............................      28,206,291      24,773,466      19,349,733
Research and development........................................       7,850,765       5,107,984       4,605,000
                                                                  --------------  --------------  --------------
Total operating expenses........................................      36,057,056      29,881,450      23,954,733
                                                                  --------------  --------------  --------------
Income from operations..........................................       9,332,378      18,122,588       8,940,585
Gain on sale of subsidiary......................................              --       2,833,240              --
Interest income and other, net..................................       3,110,820       2,280,329          48,405
                                                                  --------------  --------------  --------------
Income before provision for income taxes........................      12,443,198      23,236,157       8,988,990
Provision for income taxes......................................       2,115,473       8,500,799       4,016,667
                                                                  --------------  --------------  --------------
Net income......................................................  $   10,327,725  $   14,735,358  $    4,972,323
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Earnings per share:
    Basic.......................................................  $          .45  $          .71  $          .30
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
    Diluted.....................................................  $          .44  $          .68  $          .30
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Shares used in computing earnings per share:
    Basic.......................................................      23,028,000      20,841,000      16,517,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
    Diluted.....................................................      23,482,000      21,534,000      16,828,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

                                  REMEC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    PREFERRED SHARES        COMMON SHARES
                                 ----------------------  --------------------    PAID-IN     RETAINED
                                  SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL     EARNINGS      TOTAL
                                 ---------  -----------  ---------  ---------  -----------  ----------  -----------
Balance at January 31, 1996....    718,607   $   7,186   11,073,539 $ 110,736  $14,404,746  $12,724,563 $27,247,231
  Issuance of common shares in
    initial public offering....         --          --   3,397,340     33,973   15,615,236          --   15,649,209
  Conversion of preferred
    shares.....................   (718,607)     (7,186)  1,616,864     16,169       (8,983)         --           --
  Issuance of common shares for
    cash.......................         --          --     443,467      4,435    1,872,140          --    1,876,575
  Issuance of common shares
    under employee stock
    purchase plan..............         --          --     347,850      3,479    1,670,637          --    1,674,116
  Issuance of common shares
    upon exercise of stock
    options....................         --          --      37,647        376       88,824          --       89,200
  Income tax benefits related
    to employee stock purchase
    plan and stock options
    exercised..................         --          --          --         --      209,399          --      209,399
  Issuance of common shares in
    stock offering.............         --          --   3,618,750     36,188   51,935,687          --   51,971,875
  Net income...................         --          --          --         --           --   4,972,323    4,972,323
  Adjustment for Magnum
    activity for the duplicated
    two months ended March 29,
    1996.......................         --          --          --         --           --    (135,272)    (135,272)
                                 ---------  -----------  ---------  ---------  -----------  ----------  -----------
Balance at January 31, 1997....         --          --   20,535,457   205,356   85,787,686  17,561,614  103,554,656
  Issuance of common shares in
    acquisitions...............         --          --     320,183      3,202    6,620,465          --    6,623,667
  Issuance of common shares
    under employee stock
    purchase plan..............         --          --     150,023      1,500    2,143,385          --    2,144,885
  Issuance of common shares
    upon exercise of stock
    options....................         --          --     177,000      1,770      751,618          --      753,388
  Income tax benefits related
    to employee stock purchase
    plan and stock options
    exercised..................         --          --          --         --      535,013          --      535,013
  Net income...................         --          --          --         --           --  14,735,358   14,735,358
  Adjustment for net equity
    activity of pooled
    companies..................         --          --          --         --           --     147,567      147,567
                                 ---------  -----------  ---------  ---------  -----------  ----------  -----------
Balance at January 31, 1998....         --          --   21,182,663   211,828   95,838,167  32,444,539  128,494,534
Issuance of common shares in
  stock offering...............         --          --   1,990,000     19,900   49,543,600          --   49,563,500
  Issuance of common shares
    upon exercise of stock
    options....................         --          --      93,801        937      452,437          --      453,374
  Issuance of common shares
    under employee stock
    purchase plan..............         --          --     245,900      2,457    2,300,570          --    2,303,027
  Issuance of common shares....         --          --      39,627        396      355,854          --      356,250
  Purchase and retirement of
    common shares..............         --          --    (366,500)    (3,665)  (2,847,741)         --   (2,851,406)
  Income tax benefits related
    to employee stock purchase
    plan and stock options
    exercised..................         --          --          --         --      286,584          --      286,584
  Net income...................         --          --          --         --           --  10,327,725   10,327,725
                                 ---------  -----------  ---------  ---------  -----------  ----------  -----------
Balance at January 31, 1999....         --   $      --   23,185,491 $ 231,853  $145,929,471 $42,772,264 $188,933,588
                                 ---------  -----------  ---------  ---------  -----------  ----------  -----------
                                 ---------  -----------  ---------  ---------  -----------  ----------  -----------

                            See accompanying notes.

                                  REMEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED JANUARY 31,
                                                                       -------------------------------------------
                                                                           1999           1998           1997
                                                                       -------------  -------------  -------------
OPERATING ACTIVITIES:
Net income...........................................................  $  10,327,725  $  14,735,358  $   4,972,323
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................      8,827,248      5,380,811      3,647,507
    Gain on sale of Subsidiary.......................................             --     (2,833,240)            --
    Deferred income taxes............................................      1,282,214     (2,407,832)      (767,151)
    Changes in operating assets and liabilities:
      Accounts receivable............................................      1,870,440     (6,525,349)    (4,862,195)
      Inventories....................................................     (3,498,860)    (9,303,804)    (2,539,276)
      Prepaid expenses and other current assets......................     (2,534,634)       201,838       (256,477)
      Accounts payable...............................................     (3,499,833)       686,941         78,089
      Accrued expenses, income taxes payable and deferred rent.......     (3,232,162)       852,733        556,250
                                                                       -------------  -------------  -------------
    Net cash provided by operating activities........................      9,542,138        787,456        829,070

INVESTING ACTIVITIES:
  Additions to property, plant and equipment.........................    (17,400,506)   (17,351,394)    (7,362,734)
  Payment for acquisitions, net of cash acquired.....................             --     (5,066,075)    (4,011,735)
  Proceeds from sale of subsidiary...................................             --      5,000,000             --
  Sale of short-term investments.....................................             --             --      1,482,565
  Other assets.......................................................     (1,589,380)       120,637       (133,320)
                                                                       -------------  -------------  -------------
    Net cash used by investing activities............................    (18,989,886)   (17,296,832)   (10,025,224)

FINANCING ACTIVITIES:
  Proceeds from credit facilities and long-term debt.................             --     12,212,858      1,100,000
  Repayments on credit facilities and long-term debt.................             --    (19,510,512)    (3,412,956)
  Purchase and retirement of common shares...........................     (2,851,406)            --             --
  Proceeds from issuance of common shares............................     52,676,151      2,898,273     71,260,975
  Change in deferred offering costs..................................             --             --      1,108,424
                                                                       -------------  -------------  -------------
    Net cash provided (used) by financing activities.................     49,824,745     (4,399,381)    70,056,443
Increase (decrease) in cash and cash equivalents.....................     40,376,997    (20,908,757)    60,860,289
Cash and cash equivalents at beginning of year.......................     41,937,101     63,172,362      2,345,632
Adjustment for net cash activity of pooled companies.................             --       (326,504)       (33,559)
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $  82,314,098  $  41,937,101  $  63,172,362
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest.........................................................  $          --  $     321,000  $     414,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Income taxes.....................................................  $   4,661,000  $  10,162,000  $   3,091,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosure of noncash investing and financing
  activities:
    Assets acquired under capital leases and notes payable
      obligations....................................................  $          --  $          --  $     962,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Common shares issued in connection with acquisitions.............  $          --  $   6,623,667  $          --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                            See accompanying notes.

                                  REMEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF BUSINESS AND BASIS OF PRESENTATION

    REMEC, Inc. was incorporated in the State of California in January 1983. REMEC is engaged in a single business segment consisting of the research, design, development and manufacture of microwave and radio frequency (RF) components and subsystems and precision instruments for control and measurement systems. Prior to fiscal 1996, the majority of REMEC's sales were to prime contractors to various agencies of the U.S. Department of Defense and to foreign governments. In May 1995, REMEC incorporated REMEC Wireless, Inc. (a wholly owned subsidiary) to research, design, develop and manufacture products based on microwave technologies for commercial customers. In fiscal 1997, REMEC acquired Magnum Microwave Corporation, a manufacturer of microwave components and subsystems, in a transaction accounted for as a pooling of interests. During 1997, REMEC also acquired RF Microsystems, Inc. ("RFM"), a satellite communications engineering company, in a transaction accounted for as a purchase. During fiscal 1998, REMEC acquired Radian Technology, Inc., C&S Hybrid, Inc., and Q-bit Corporation, in a series of transactions accounted for as poolings of interests. REMEC's consolidated financial statements for all periods prior to these acquisitions have been restated to include each of the acquired company's financial position, results of operations and cash flows. During fiscal 1998, REMEC also acquired Verified Technical Corporation and Nanowave Technologies Inc. in transactions which were accounted for as purchases and sold its RFM subsidiary.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of REMEC and its wholly owned subsidiaries REMEC Microwave, Inc., REMEC Wireless, Inc., Humphrey, Inc., RF Microsystems, Inc., REMEC Magnum, Inc., Verified Technical Corporation, C&S Hybrid, Inc., Nanowave Technologies Inc., Q-bit Corporation and REMECINC S.A. All intercompany accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    REMEC considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. REMEC evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

    REMEC has adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires companies to record certain debt and equity security investments at market value. At January 31, 1999 and 1998, the cost of cash equivalents and short-term investments approximated fair value.

    CONCENTRATION OF CREDIT RISK

    Accounts receivable are principally from U.S. government contractors, companies in foreign countries and domestic customers in the telecommunications industry. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. REMEC performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

                                  REMEC, INC.

1.  REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORY

    Inventories are stated at the lower of weighted average cost or market. In accordance with industry practice, REMEC has adopted a policy of capitalizing general and administrative costs as a component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

    PROGRESS PAYMENTS

    Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received.

    LONG-LIVED ASSETS

    Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period. Substantially all long-lived assets are held within the United States, except for the assets held in Costa Rica (see Note 6).

    Intangible assets in the accompanying balance sheets are primarily comprised of goodwill and acquired technology recorded in connection with the acquisitions of Humphrey, Inc. (in February 1994), RF Microsystems, Inc., Verified Technical Corporation and Nanowave Technologies Inc. (See Note 2). These assets are being amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from nine to fifteen years, respectively. Amortization expense related to intangible assets totaled $1,597,189, $766,616 and $345,531 for fiscal years 1999, 1998 and 1997, respectively.

    Effective February 1, 1996, REMEC adopted Statement of Financial Accounting Standard No. 121 "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of" which established standards for recording the impairment of long-lived assets, including property, equipment and leasehold improvements, intangible assets and goodwill.

    In accordance with this Statement, REMEC reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of those assets. The carrying value of intangible assets are evaluated for impairment through comparison of the undiscounted cash flows derived from those assets to the carrying value of the related intangibles.

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

                                  REMEC, INC.

1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

    RESEARCH AND DEVELOPMENT

    Research and development costs incurred by REMEC are expensed in the period incurred.

    NET INCOME PER SHARE

    REMEC calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted average shares outstanding for each period presented. Diluted earnings per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. The calculation of net income per share reflects the historical information for REMEC and its acquired subsidiaries and the conversion of the common shares of those companies acquired in pooling of interests transactions into REMEC shares as stipulated in the respective acquisition agreements. (See Note 2.)

    The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

                                                                        YEARS ENDED JANUARY 31,
                                                                ----------------------------------------
                                                                    1999          1998          1997
                                                                ------------  ------------  ------------
Weighted average common shares outstanding used in basic
  earnings per share calculation..............................    23,028,000    20,841,000    16,517,000
Effect of dilutive stock options..............................       454,000       693,000       311,000
                                                                ------------  ------------  ------------
Shares used in diluted earnings per share calculation.........    23,482,000    21,534,000    16,828,000
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

    On June 6, 1997, REMEC's Board of Directors approved a three-for-two stock split of REMEC's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 20, 1997. All share and per share related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

    STOCK OPTIONS

    REMEC has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of REMEC's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts

                                  REMEC, INC.

1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on long term contracts and warranty costs. The markets for REMEC's products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

    NEW ACCOUNTING STANDARDS

    During 1998, REMEC adopted Statement of Financial Accounting Standard No. 130 ("SFAS No.130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No.131"), "Segment Information." SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different from net income. SFAS No.131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No.131, are components of an enterprise for which separate financial information is available and is evaluated regularly by REMEC in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. REMEC operates in one business and operating segment only, and therefore adoption of this standard did not have a material impact on REMEC's financial statements.

2.  ACQUISITION TRANSACTIONS

    Q-BIT CORPORATION

    In October 1997, REMEC acquired all of the outstanding shares of common stock of Q-bit, a manufacturer of amplifier based microwave components and multi-function modules, in exchange for 1,047,482 shares of REMEC's common stock. Prior to the combination, Q-bit's fiscal year ended on December 31, 1996. In recording the business combination, Q-bit's financial statements for the fiscal years ended December 31, 1995 and 1996 were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. Q-bit's net sales and net income for the one month period ended January 31, 1997 were $1,295,557 and $103,610, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Q-bit's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 1998 results of operations and cash flows. Q-bit's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $12,315,818 and $1,578,333, respectively.

                                  REMEC, INC.

2.  ACQUISITION TRANSACTIONS (CONTINUED)
    C&S HYBRID

    In June 1997, REMEC acquired all of the outstanding shares of common stock of C&S Hybrid, a manufacturer of transmitter and receiver hardware assemblies ("transceivers") that are integrated by C&S Hybrid's customers into terrestrial-based point-to-point microwave radios primarily for use in commercial applications, in exchange for 1,290,000 shares of REMEC's common stock. Prior to the combination, C&S Hybrid's fiscal year ended on December 27, 1996. In recording the business combination, C&S Hybrid's financial statements for the fiscal years ended December 22, 1995 and December 27, 1996 were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. C&S Hybrid's net sales and net income for the one month ended January 31, 1997 were $1,569,129 and $53,976, respectively. In accordance with APB No. 16, C&S Hybrid's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 1998 results of operations and cash flows. C&S Hybrid's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $8,033,729 and $357,249, respectively.

    RADIAN TECHNOLOGY, INC.

    On February 28, 1997, REMEC issued 950,024 shares of its common stock in exchange for all of the outstanding shares of common stock of Radian, a manufacturer of microwave components and subsystems. Prior to the combination, Radian's fiscal year ended on the Friday closest to December 31. In recording the business combination, Radian's financial statements for the fiscal years ended December 29, 1995 and December 27, 1996 were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. Radian's net sales and net loss for the one month period ended January 31, 1997 were $299,000 and $10,019, respectively. In accordance with APB No. 16, Radian's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 1998 results of operations and cash flows. Radian's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $731,089 and $141,888, respectively.

    MAGNUM MICROWAVE CORPORATION

    On August 26, 1996, REMEC issued 1,612,399 shares of its common stock in exchange for all of the outstanding shares of common stock of Magnum, a manufacturer of microwave components and subsystems. Immediately prior to the acquisition, Magnum issued 197,187 equivalent shares of stock for cash of approximately $1,500,000. Prior to the combination, Magnum's fiscal year ended on the Friday closest to March 31. In recording the business combination, Magnum's financial statements for the 1996 fiscal year were combined with REMEC's for the fiscal year ended January 31, 1996. Consolidated operating results and the net change in consolidated cash and cash equivalents for the year ended January 31, 1997 include Magnum's results of operations and change in cash flows for the two months ended March 29, 1996. Magnum's net sales and net income for the two month period ended March 29, 1996 were $1,743,000 and $135,000, respectively. Included in general and administrative expenses in the consolidated statement of income for the year ended January 31, 1997 are costs of $424,000 related to the acquisition of Magnum.

                                  REMEC, INC.

2.  ACQUISITION TRANSACTIONS (CONTINUED)
    VERIFIED TECHNICAL CORPORATION

    On March 31, 1997, REMEC acquired all of the outstanding common stock of Veritek in exchange for cash consideration of $1,000,000 and 138,000 shares of REMEC's common stock with a fair value of approximately $2.0 million and the assumption of liabilities totaling $1.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $2,406,000 has been recorded as an intangible asset, and is being amortized over an estimated life of 15 years. The pro forma results of operations of REMEC and Veritek assuming Veritek was acquired on the first day of REMEC's 1997 fiscal year would not be materially different from reported results.

    NANOWAVE TECHNOLOGIES INC.

    In October 1997, REMEC formed REMEC Canada (as a wholly owned subsidiary) for the purpose of facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules. Effective October 29, 1997, REMEC Canada acquired all of the outstanding common stock of Nanowave in exchange for cash consideration of $4,025,000 and 182,183 Dividend Access Shares with a fair value of $4,646,000 which was equal to the fair value of an equivalent number of common shares of REMEC on the date of acquisition. These Dividend Access Shares are convertible at any time into an equivalent number of shares of REMEC Common Stock at the option of the security holder. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $11,130,000 has been recorded as intangible assets (acquired technology, trademarks, assembled workforce and goodwill), and will be amortized over periods ranging from 9 to 15 years.

    Assuming that the acquisition of Nanowave had occurred on the first day of REMEC's fiscal year ended January 31, 1997, pro forma condensed consolidated results of operations would have been as follows (in thousands except per share amounts):

                                                               YEARS ENDED JANUARY
                                                                       31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------  ----------
                                                                   (UNAUDITED)
Net sales...................................................  $  160,581  $  124,434
Net income..................................................      14,288       4,441
Earnings per share:
    Basic...................................................  $      .68  $      .27
    Diluted.................................................  $      .66  $      .26

    RF MICROSYSTEMS, INC.

    Effective April 30, 1996, REMEC acquired all of the outstanding common stock of RFM and certain other assets in exchange for cash consideration of approximately $4,066,000. RFM provided satellite communications engineering services to agencies of the U.S. Government. The acquisition was accounted for as a purchase, and accordingly, the total purchase price was allocated to the acquired assets and

                                  REMEC, INC.

2.  ACQUISITION TRANSACTIONS (CONTINUED)
liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $3,559,000 was recorded as intangible assets, and was being amortized over an estimated life of 15 years. Upon completion of the acquisition, certain tangible and intangible assets associated with the design and production of commercial wireless products with a fair value of approximately $3.8 million were transferred to another subsidiary of REMEC. On August 26, 1997, REMEC sold its RFM subsidiary in exchange for cash consideration of $5.0 million. The sale resulted in an after-tax gain of $1,728,000 or $.08 per share. REMEC's consolidated financial statements include the results of RFM from April 30, 1996 through August 26, 1997.

3.  FINANCIAL STATEMENT DETAILS

    INVENTORIES

    Inventories consist of the following:

                                                                         JANUARY 31,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Raw Materials..................................................  $  19,750,063  $  16,087,158
Work in progress...............................................     14,224,169     14,968,767
                                                                 -------------  -------------
                                                                    33,974,232     31,055,925
Less unliquidated progress payments............................        (94,431)      (674,984)
                                                                 -------------  -------------
                                                                 $  33,879,801  $  30,380,941
                                                                 -------------  -------------
                                                                 -------------  -------------

    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,076,000 at January 31, 1999 and 1998, respectively.

    REMEC had a reserve for obsolete and unusable inventory of $3,341,000 and $2,941,000 as of January 31, 1999 and 1998, respectively.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                         JANUARY 31,
                                                                ------------------------------
                                                                     1999            1998
                                                                --------------  --------------
Land, building and improvements...............................  $    3,361,097  $    3,293,776
Machinery and equipment.......................................      69,899,873      54,574,755
Furniture and fixtures........................................       4,153,572       3,270,147
Leasehold improvements........................................       4,173,772       3,049,130
                                                                --------------  --------------
                                                                    81,588,314      64,187,808
Less accumulated depreciation and amortization................     (39,428,930)    (32,198,874)
                                                                --------------  --------------
                                                                $   42,159,384  $   31,988,934
                                                                --------------  --------------
                                                                --------------  --------------

                                  REMEC, INC.

3.  FINANCIAL STATEMENT DETAILS (CONTINUED)
    INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist of the following:

                                                                         JANUARY 31,
                                                                ------------------------------
                                                                     1999            1998
                                                                --------------  --------------
Acquired technology...........................................  $    8,358,556  $    8,358,556
Goodwill......................................................       7,775,775       7,775,775
Trademarks and other intangible assets........................       2,250,000       2,250,000
                                                                --------------  --------------
                                                                    18,384,331      18,384,331
Less accumulated amortization.................................      (2,988,645)     (1,391,456)
                                                                --------------  --------------
                                                                    15,395,686      16,992,875
Other assets..................................................       1,828,746         239,366
                                                                --------------  --------------
                                                                $   17,224,432  $   17,232,241
                                                                --------------  --------------
                                                                --------------  --------------

4.  BANK REVOLVING TERM CREDIT FACILITY AND LINE-OF-CREDIT

    REMEC has a $9,000,000 working capital line-of-credit with a bank, which expires July 3, 2000. Interest is due monthly on advances at a fixed spread over the London Interbank Offered Rate (6.2% at January 31, 1999). At January 31, 1999, there were no outstanding borrowings on the facility.

    REMEC also has a $8,000,000 term credit facility with the bank which is available until July 1, 2000. Outstanding borrowings at July 1, 2000 under this facility automatically convert into a term note payable in 42 monthly installments. Interest is due monthly on advances under the facility at a fixed spread over the London Interbank Offered Rate. At January 31, 1999, there were no outstanding borrowings on the facility.

    Advances under these agreements are secured by substantially all assets of REMEC. The agreements also contain covenants which require REMEC to maintain certain financial ratios, achieve specified levels of profitability, restrict the incurrence of additional debt, limit the payment of cash dividends, and include certain other restrictions. As of January 31, 1999, REMEC was in compliance with all covenants specified.

5.  SHAREHOLDERS' EQUITY

    EQUITY OFFERINGS

    In March 1998, REMEC issued in a public offering an additional 1,990,000 shares of common stock. The net proceeds from this offering were $49,563,500. Certain shareholders also sold 1,000,000 shares of REMEC common stock as part of this offering.

    In January 1997, REMEC issued in a public offering an additional 3,618,750 shares of common stock. The net proceeds from this offering were $51,971,875. Certain shareholders also sold 1,125,000 shares as part of this offering.

    In February 1996, REMEC completed an initial public offering of its common stock in which REMEC issued a total of 3,397,340 shares of common stock. The net proceeds from the offering were $15,649,209. Concurrent with the closing of REMEC's initial public offering, all of the then outstanding shares of

                                  REMEC, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)
REMEC's preferred stock were converted into 1,616,864 shares of common stock. In connection with REMEC's initial public offering, certain shareholders also sold 1,777,660 shares as part of the offering.

    STOCK OPTION PLANS

    REMEC's 1995 Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of REMEC. During fiscal 1998, REMEC's shareholders approved an increase in the number of shares available for issuance under the Plan by 2,250,000 shares to a total of 3,375,000 shares of common stock. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest over a period of three to four years and expire from four and one-half years to nine years from the date of grant.

    REMEC also maintains the 1996 Nonemployee Directors Stock Option Plan under which 300,000 common shares have been reserved for non-qualified stock option grants to nonemployee directors of REMEC. Under the Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Plan vest over three to four years and expire four and one-half to nine years from the date of grant.

    REMEC had maintained previous stock option plans prior to the inception of the 1995 Equity Incentive Plan. These incentive plans were terminated upon the closing of REMEC's initial public offering in February 1996 and all outstanding options remain exercisable in accordance with their original terms.

    A summary of REMEC's stock option activity and related information is as follows:

                                                                        YEARS ENDED JANUARY 31,
                                                 ----------------------------------------------------------------------
                                                          1999                    1998                    1997
                                                 ----------------------  ----------------------  ----------------------
                                                             WEIGHTED                WEIGHTED                WEIGHTED
                                                              AVERAGE                 AVERAGE                 AVERAGE
                                                             EXERCISE                EXERCISE                EXERCISE
                                                  OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                                 ---------  -----------  ---------  -----------  ---------  -----------
Outstanding--beginning of year.................  1,690,974   $   16.86     928,538   $    7.71     305,380   $    2.25
  Granted......................................  1,141,120       15.99   1,024,214       22.42     668,012        9.90
  Exercised....................................    (93,801)       4.85    (170,965)       4.37     (37,649)       2.37
  Forfeited....................................   (362,822)      25.44     (90,813)      10.17      (7,205)       6.79
                                                 ---------  -----------  ---------  -----------  ---------       -----
Outstanding--end of year.......................  2,375,471   $   15.60   1,690,974   $   16.86     928,538   $    7.71
                                                 ---------  -----------  ---------  -----------  ---------       -----
                                                 ---------  -----------  ---------  -----------  ---------       -----

                                  REMEC, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 1999:

                                                                TOTAL OUTSTANDING              TOTAL EXERCISABLE
                                                       ------------------------------------  ----------------------
                                                                       WEIGHTED AVERAGE                  WEIGHTED
                                                         NUMBER    ------------------------   NUMBER      AVERAGE
                                                           OF       EXERCISE                    OF       EXERCISE
PRICE RANGE                                              SHARES       PRICE        LIFE       SHARES       PRICE
-----------------------------------------------------  ----------  -----------      ---      ---------  -----------
$ 1.61-$ 7.40........................................     128,497   $    2.21          1.4     103,269   $    2.28
$ 7.41-$11.10........................................     995,750   $    9.41          6.3     184,235   $    9.59
$11.11-$14.80........................................     319,051   $   14.03          2.6     137,821   $   14.07
$14.81-$22.20........................................     486,383   $   20.84          1.4     154,994   $   20.40
$22.21-$25.90........................................     191,125   $   25.35          3.7      47,662   $   25.47
$25.91-$37.00........................................     254,665   $   30.97          4.8      50,100   $   32.90
                                                       ----------                            ---------
Total Plan...........................................   2,375,471   $   15.60          4.5     678,081   $   14.70
                                                       ----------                            ---------
                                                       ----------                            ---------

    At January 31, 1999, options for 863,985 shares of REMEC common stock were available for future grant.

    Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if REMEC has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of REMEC's common stock of 76.0%, 71.3% and 90.9%, a weighted-average life of the option of 3.2 years; and a weighted-average life of the stock purchase rights of three months.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because REMEC's employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of trade options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income in future years because they do not take into

                                  REMEC, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)
consideration pro forma compensation expense related to grants made prior to 1996. REMEC's pro forma information follows:

                                                                      YEARS ENDED JANUARY 31,
                                                             ------------------------------------------
                                                                 1999           1998           1997
                                                             -------------  -------------  ------------
Net income:
  As reported..............................................  $  10,327,725  $  14,735,358  $  4,972,323
  Pro forma................................................      3,891,411     10,603,372     2,083,189
Earning per share:
  As reported--
    Basic..................................................  $         .45  $         .71  $        .30
    Diluted................................................            .44            .68           .30
  Pro forma--
    Basic..................................................  $         .17  $         .51  $        .13
    Diluted................................................            .17            .49           .12
Weighted average fair value of options granted during the
  year.....................................................  $       12.92  $       11.48  $       5.09

    STOCK PURCHASE PLAN

    REMEC's Employee Stock Purchase Plan provides for the issuance of shares of REMEC's common stock to eligible employees. During fiscal 1998, REMEC's shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan by 825,000 shares to a total of 1,200,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 1999, 456,227 shares of REMEC common stock remain available for issuance under the Purchase Plan.

6.  COMMITMENTS

    DEFERRED SAVINGS PLAN

    REMEC has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. REMEC matches contributions up to $100 per quarter, per employee, subject to the attainment of certain quarterly profit levels by REMEC. Employees vest immediately in their contributions and company contributions vest over a two-year period. REMEC has charged to operations contributions of approximately $272,000, $399,000 and $218,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

    REMEC's Canadian subsidiary maintains a separate defined contribution retirement savings plan for substantially all of its employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contributions as specified in the plan agreement. Contributions by REMEC totalled $49,000 and $19,000 in 1999 and 1998, respectively.

    REMEC's C&S Hybrid subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. C&S Hybrid made contributions to this plan of $42,000 for fiscal 1997. This plan was merged into the REMEC plan in February 1998.

                                  REMEC, INC.

6.  COMMITMENTS (CONTINUED)
    Prior to its acquisition in fiscal 1998, REMEC's Q-bit subsidiary maintained a separate defined contribution 401(k) retirement plan for substantially all of its employees. Q-bit made contributions to this plan of $95,000 for fiscal 1997. This plan was merged into the REMEC plan in April 1998.

    LEASES

    REMEC leases offices and production facilities under noncancelable agreements classified as operating leases. At January 31, 1999, future minimum payments under these operating leases are as follows:

                                                                         OPERATING
                                                                          LEASES
                                                                       -------------
2000.................................................................  $   2,678,000
2001.................................................................      2,373,000
2002.................................................................      2,144,000
2003.................................................................      2,160,000
2004.................................................................      1,538,000
Thereafter...........................................................        413,000
                                                                       -------------
Total minimum lease payments.........................................  $  11,306,000
                                                                       -------------
                                                                       -------------

    Certain of these lease agreements include renewal options.

    Rent expense totaled $3,254,000, $3,186,000, and $2,717,000 during fiscal 1999, 1998 and 1997, respectively.

    CAPITAL EXPENDITURE

    REMEC has entered into an agreement for the purchase of land and a manufacturing facility in Costa Rica with a purchase price of $2,566,000. Deposits totalling $1,486,000 have been made in connection with this agreement. Such deposits are included in other assets in REMEC's consolidated balance sheet as of January 31, 1999.

7.  INCOME TAXES

    For financial reporting purposes, income before taxes includes the following components:

                                                            YEARS ENDED JANUARY 31,
                                                   ------------------------------------------
                                                       1999           1998           1997
                                                   -------------  -------------  ------------
Pretax income:
    United States................................  $  11,475,003  $  22,369,180  $  8,988,990
    Foreign......................................        968,195        866,977            --
                                                   -------------  -------------  ------------
                                                   $  12,443,198  $  23,236,157  $  8,998,990
                                                   -------------  -------------  ------------
                                                   -------------  -------------  ------------

                                  REMEC, INC.

7.  INCOME TAXES (CONTINUED)
    Significant components of REMEC's deferred tax liabilities and assets are as follows:

                                                                                     JANUARY 31,
                                                                              --------------------------
                                                                                  1999          1998
                                                                              ------------  ------------
Deferred tax liabilities:
    Tax over book depreciation..............................................  $  4,132,000  $  4,270,000
    Inventory costs capitalization..........................................     1,037,000       846,000
    Other...................................................................        36,000         2,000
                                                                              ------------  ------------
                                                                                 5,205,000     5,118,000
                                                                              ------------  ------------
Deferred tax assets:
    Inventory and other reserves............................................     3,493,000     3,696,000
    Deferred rent...........................................................            --        65,000
    Accrued expenses........................................................     1,588,000     1,623,000
    Other...................................................................       252,000       858,000
                                                                              ------------  ------------
Total deferred tax assets...................................................     5,333,000     6,242,000
                                                                              ------------  ------------
Net deferred tax assets.....................................................  $    128,000  $  1,124,000
                                                                              ------------  ------------
                                                                              ------------  ------------

    The provision for taxes based on income consists of the following:

                                                                        YEARS ENDED JANUARY 31,
                                                               -----------------------------------------
                                                                   1999          1998           1997
                                                               ------------  -------------  ------------
Current:
    Federal..................................................  $  1,165,000  $   7,933,000  $  3,910,000
    Foreign..................................................       260,000        308,000            --
    State....................................................      (306,000)     1,634,000       874,000
Deferred:
    Federal..................................................     1,085,000     (1,188,000)     (646,000)
    Foreign..................................................        13,000             --            --
    State....................................................      (102,000)      (186,000)     (121,000)
                                                               ------------  -------------  ------------
                                                               $  2,115,000  $   8,501,000  $  4,017,000
                                                               ------------  -------------  ------------
                                                               ------------  -------------  ------------

                                  REMEC, INC.

7.  INCOME TAXES (CONTINUED)
    A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                                             YEARS ENDED JANUARY 31,
                                                    --------------------------------------------------------------------------
                                                                                       1998                     1997
                                                              1999            -----------------------  -----------------------
                                                    ------------------------                    %                        %
                                                       AMOUNT          %         AMOUNT        --         AMOUNT        --
                                                    -------------     ---     ------------             ------------
Tax at Federal rate...............................  $   4,355,000         35% $  8,115,000         35% $  3,146,000         35%
State income tax net of federal...................        747,000          6%      941,000          4       605,000          7
Tax Credits.......................................     (2,987,000)       (24%)           --        --            --         --
Loss (Earnings) distributed to S Corporation
  shareholders....................................             --         --      (642,000)        (2)      438,000          5
Other.............................................             --         --        87,000         --      (172,000)        (2)
                                                                          --                       --                       --
                                                    -------------             ------------             ------------
                                                    $   2,115,000         17% $  8,501,000         37% $  4,017,000         45%
                                                                          --                       --                       --
                                                                          --                       --                       --
                                                    -------------             ------------             ------------
                                                    -------------             ------------             ------------

    Approximately $2.0 million of the above tax credits are related to the recognition of research and development tax credits pertaining to previously filed tax returns.

    Prior to its acquisition by REMEC in October 1997, Q-bit Corporation had elected to be treated as an "S corporation" for income tax purposes and, accordingly, any liability for income taxes was that of the shareholders and not Q-bit.

8.  SIGNIFICANT CUSTOMERS AND EXPORT SALES

    During fiscal 1999, two customers accounted for 14% and 11%, of REMEC's net sales. During fiscal 1998 and 1997, respectively, one customer accounted for 14% and 13% of REMEC's net sales.

    Export sales were 6%, 7% and 7% of net sales for fiscal 1999, 1998 and 1997, respectively.

9.  RELATED PARTY TRANSACTIONS

    An officer of REMEC holds certain interests in various suppliers to one of REMEC's subsidiaries. Amounts paid to these suppliers in fiscal 1999, 1998 and 1997 totaled $1,122,000, $2,667,000 and $1,054,000, respectively.

10.  SUBSEQUENT EVENT

    On February 26, 1999, REMEC announced its plan to acquire Airtech plc in exchange for common stock with a value of approximately $32.0 million. Completion of the transaction is contingent upon the approval of the shareholders of Airtech plc. The acquisition will be accounted for as a pooling of interests.

                                  REMEC, INC.

10.  SUBSEQUENT EVENT (CONTINUED)
    Assuming that the acquisition of Airtech plc had occurred on the first day of REMEC's fiscal year ended January 31, 1998, unaudited pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                                                           1999        1998
                                                                        ----------  ----------
                                                                             (UNAUDITED)
Net sales.............................................................  $  179,215  $  191,008
Net income (loss).....................................................      (4,831)     14,754
Earnings (loss) per share:
    Basic.............................................................  $     (.20) $      .65
    Diluted...........................................................  $     (.20) $      .63

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                REMEC, INC.

                                By:            /s/ RONALD E. RAGLAND
                                     -----------------------------------------
                                                 Ronald E. Ragland
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of REMEC and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
    /s/ RONALD E. RAGLAND         Chief Executive Officer
------------------------------    (Principal Executive        March 25, 1999
      Ronald E. Ragland           Officer)

      /s/ ERROL EKAIREB
------------------------------  President, Chief Operating    March 25, 1999
        Errol Ekaireb             Officer and Director

                                Executive Vice President,
      /s/ JACK A. GILES           President of REMEC
------------------------------    Microwave Division and      March 25, 1999
        Jack A. Giles             Director

       /s/ DENNY MORGAN         Director, Senior Vice
------------------------------    President and Chief         March 25, 1999
         Denny Morgan             Engineer

      /s/ JOSEPH T. LEE
------------------------------  Executive Vice President      March 25, 1999
        Joseph T. Lee             and Director

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chief Financial Officer,
   /s/ MICHAEL E. MCDONALD        Senior Vice President
------------------------------    and Secretary (Principal    March 25, 1999
     Michael E. McDonald          Financial and Accounting
                                  Officer)

      /s/ ANDRE R. HORM
------------------------------  Director                      March 25, 1999
        Andre R. Horn

     /s/ JEFFREY M. NASH
------------------------------  Director                      March 25, 1999
       Jeffrey M. Nash

    /s/ THOMAS A. CORCORAN
------------------------------  Director                      March 25, 1999
      Thomas A. Corcoran

------------------------------  Director                      March   , 1999
       William H. Gibbs

                                                                     SCHEDULE II

                                  REMEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT   CHARGED TO                  BALANCE
                                                   BEGINNING OF   COSTS AND                   AT END
              CONTRACT LOSS RESERVE                   PERIOD      EXPENSES    DEDUCTIONS    OF PERIOD
-------------------------------------------------  ------------  -----------  -----------  ------------
Year ended January 31, 1997......................  $  1,370,000  $   821,991  $  (620,000) $  1,571,991
Year ended January 31, 1998......................     1,571,991      478,009           --     2,050,000
Year ended January 31, 1999......................     2,050,000     (345,781)    (754,219)      950,000

                  RESERVE FOR                     BALANCE AT    CHARGED TO                    BALANCE
                 OBSOLETE AND                    BEGINNING OF   COSTS AND                      AT END
              UNUSABLE INVENTORY                    PERIOD       EXPENSES     DEDUCTIONS     OF PERIOD
-----------------------------------------------  ------------  ------------  -------------  ------------
Year ended January 31, 1997....................  $  1,357,000  $    655,000  $    (126,000) $  1,886,000
Year ended January 31, 1998....................     1,886,000     1,353,000       (298,000)    2,941,000
Year ended January 31, 1999....................     2,941,000     1,479,000     (1,079,000)    3,341,000

                                  REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1999
                                 EXHIBIT INDEX

                                                                                                         SEQUENTIALLY
                                                                                                           NUMBERED
EXHIBIT NO.    DESCRIPTION                                                                                   PAGES
-------------  ----------------------------------------------------------------------------------------  -------------
        3.1(1) Restated Articles of Incorporation

        3.2(1) By-Laws, as amended

       10.1(1) Equity Incentive Plan

       10.2(1) Employee Stock Purchase Plan

       10.3(1) Form of Indemnification Agreements between REMEC and its officers and directors

       10.4(2) 1996 Nonemployee Directors Stock Option Plan

       10.5(3) Second Amended and Restated Loan Agreement between REMEC and The Union Bank of
                 California, N.A., dated June 25, 1998, as amended

       10.6(3) Participation Agreement dated as of August 25, 1998 among REMEC, Union Bank of
                 California, N.A., and certain other parties identified therein

       10.7(3) Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as
                 Certificate Trustee, and REMEC

       10.8(3) Lessee Guarantee executed by REMEC dated as of August 25, 1998

       21.1(3) Subsidiaries of REMEC

       23.1(3) Consent of Ernst & Young LLP, Independent Auditors

       23.2(3) Consent of Ireland San Filippo LLP, Independent Public Accountants

       23.3(3) Consent of Bray, Beck & Koetter, Independent Auditors

       24.1    Power of Attorney (included on Page S-1 of this Annual Report on Form 10-K)

       27.1(3) Financial Data Schedule

------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) filed on February 1, 1996 and incorporated by reference into this Annual Report on Form 10-K.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) filed on November 25, 1996 and incorporated by reference into this Annual Report on Form 10-K.

(3) Filed with this Annual Report on Form 10-K.