Form 10-Q
period 1999-04-30
REMEC INC
filed 1999-06-14
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              APRIL 30, 1999
                              -----------------------------------------

Commission File Number                      0-27414
                      -------------------------------------------------

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

                    YES      X                                  NO
                       -------------                              -------------
Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:


            Class                   Outstanding as of: APRIL 30, 1999
         -----------                -------------------------------------
         Common shares,
         $.01 par value                                   24,998,965


Index                                                                                         Page No.
-----                                                                                         --------
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets....................................3
                           Condensed Consolidated Statements of Income (Loss).......................4
                           Condensed Consolidated Statements of Cash Flows..........................5
                           Notes to Condensed Consolidated Financial Statements.....................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................10

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings................................................................15
Item 2.           Changes in Securities and Use of Proceeds........................................15
Item 3.           Qualitative and Quantitative Disclosures About Market Risk.......................15
Item 6.           Exhibits and Reports on Form 8-K.................................................15

SIGNATURES        .................................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                             April 30,             January 31,
                                                                1999                  1999
                                                             ---------             -----------
ASSETS
Cash and cash equivalents                                   $73,713,918            $83,011,819
Accounts receivable, net                                     30,662,537             27,294,544
Inventories, net                                             42,481,342             38,311,527
Prepaid expenses and other current assets                     7,538,750              8,021,745
                                                              ---------              ---------
Total current assets                                        154,396,547            156,639,635

Property, plant and equipment, net                           50,141,934             44,706,757
Intangible and other assets, net                             17,996,402             17,224,432
                                                             ----------             ----------
                                                           $222,534,883           $218,570,824
                                                           ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                            $11,453,763             $8,155,490
Accrued expenses and other current liabilities               18,986,580             14,677,273
                                                             ----------             ----------
Total current liabilities                                    30,440,343             22,832,763

Deferred income taxes and other long-term liabilities         4,194,606              4,131,534

Shareholders' equity                                        187,899,934            191,606,527
                                                            -----------            -----------
                                                           $222,534,883           $218,570,824
                                                           ============           ============

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)


                                                                    Three months ended
                                                                    ------------------
                                                              April 30, 1999   May 1, 1998
                                                              --------------   -----------
Net sales                                                        $43,166,417   $50,637,060
Cost of sales                                                     32,429,756    34,836,181
                                                                  ----------    ----------
Gross profit                                                      10,736,661    15,800,879

Operating expenses:

Selling, general and administrative                                9,151,444     9,096,419
Research and development                                           3,525,938     2,407,541
Transaction costs                                                  3,130,000        ---
                                                                   ---------    ----------
Total operating expenses                                          15,807,382    11,503,960
                                                                  ----------    ----------
Income (loss) from operations                                    (5,070,721)     4,296,919

Interest income                                                      699,611       704,053
                                                                     -------       -------
Income (loss) before provision (credit) for income taxes         (4,371,110)     5,000,972


Provision (credit) for income taxes                                (926,212)     2,707,000
                                                                   ---------     ---------
Net income (loss)                                               ($3,444,898)    $2,293,972
                                                                ============    ==========

Earnings (loss) per share:

Basic                                                                ($0.14)         $0.09
                                                                     =======         =====
Diluted                                                              ($0.14)         $0.09
                                                                     =======         =====

Shares used in computing earnings (loss) per share:

Basic                                                             24,957,000    24,266,000
                                                                  ==========    ==========
Diluted                                                           24,957,000    25,037,000
                                                                  ==========    ==========

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                       Three months ended
                                                                              ---------------------------------
                                                                              April 30, 1999         May 1, 1998
                                                                              --------------         -----------
       OPERATING ACTIVITIES
       Net income                                                               $(3,444,898)          $2,293,972
       Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Depreciation and amortization                                               2,862,304           2,464,213
       Changes in operating assets and liabilities:
       Accounts receivable                                                       (4,253,454)         (1,991,858)
       Inventories                                                               (2,844,868)         (4,425,790)
       Prepaid expenses and other current assets                                     545,389           (900,235)
       Accounts payable                                                            3,348,390         (3,214,153)
       Accrued expenses, deferred income taxes and
         other long-term liabilities                                               4,159,223          1,314,251
                                                                                   ---------          ---------
       Net cash provided (used) by operating activities                              372,086         (4,459,600)

       INVESTING ACTIVITIES
       Additions to property, plant and equipment                                (4,506,075)         (7,077,262)
       Payment for acquisitions, net of cash acquired                            (5,825,237)                 ---
       Other assets                                                                (115,552)            108,335
                                                                                   ---------           ---------
       Net cash used by investing activities                                    (10,446,864)         (6,968,927)

       FINANCING ACTIVITIES
       Borrowings under credit facilities and long-term debt                         616,964                 ---
       Repayments on credit facilities and long-term debt                          (229,825)           (391,088)
       Proceeds from sale of common stock                                            652,662         50,521,359
                                                                                     -------         ----------
       Net cash provided by financing activities                                   1,039,801          50,130,271
       Effect of exchange rate changes on cash                                          264              118,249
                                                                                  ----------             -------
       Increase (decrease) in cash and cash equivalents                          (9,034,713)          38,819,993
       Cash and cash equivalents at beginning of period                           83,011,819          47,966,101
       Adjustment for net cash activity of pooled companies                        (263,188)                ---
                                                                                 -----------        -----------
       Cash and cash equivalents at end of period                                $73,713,918        $86,786,094
                                                                                 ===========        ===========

SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1999 included in the Company's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 30, 1999 and the results of its operations for the three month periods ended April 30, 1999 and May 1, 1998. The results of operations for the interim period ended April 30, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         On April 29, 1999, the Company acquired Airtech plc in a transaction accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for all periods prior to this acquisition have been restated to include Airtech's financial position, results of operations and cash flows.

         During 1998, REMEC adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. The Company's Comprehensive income is not materially different from net income. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. The Company operates in one business and operating segment only, and therefore adoption of this standard did not have a material impact on the Company's financial statements.

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

2.       NET INCOME PER SHARE

         The Company presents its earnings per share information in accordance with FAS No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share, which includes the effects of options, warrants and convertible securities to the extent they are dilutive, is very similar to the previously reported fully diluted earning per share.

         The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                                                  Three Months Ended
                                                                  ------------------
                                                            April 30, 1999        May 1, 1998
                                                            --------------       ------------
          Weighted average common shares
              outstanding used in basic earnings per
              share calculation                                 24,957,000         24,266,000
          Effect of dilutive stock options                           ---              771,000
                                                                   -------            -------
          Shares used in diluted earnings per share
               calculation                                      24,957,000         25,037,000
                                                                ==========         ==========

3.       INVENTORIES

         Inventories consist of the following:


                                                            April 30, 1999   January 31, 1999
                                                            --------------   ----------------
         Raw materials                                         $24,185,177        $21,995,702
         Work in progress                                       18,609,466         16,410,256
                                                                ----------         ----------
                                                                42,794,643         38,405,958

         Less unliquidated progress payments                     (313,301)           (94,431)
                                                                 ---------           --------
                                                               $42,481,342        $38,311,527
                                                               ===========        ===========

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,229,000 and $2,076,000 at April 30, 1999 and January 31, 1999,
         respectively.

4.       ACQUISITIONS

         AIRTECH PLC ("AIRTECH")

         On April 29, 1999, the Company acquired Airtech, a United Kingdom - based manufacturer of coverage enhancement products for wireless mobile communications networks, in exchange for approximately 1.7 million shares of the Company's common stock. Prior to the combination, Airtech's fiscal year ended on December 31, 1998. In recording the business combination, Airtech's financial statements for the three month period ended April 30, 1999 were combined with REMEC's for the same period. Airtech's statements of operations and cash flows for the three months ended March 31, 1998 were combined with REMEC's for the three months ended May 1, 1998. Airtech's balance sheet as of December 31, 1998 was combined with REMEC's as of January 31, 1999.

         Included in the consolidated statement of operations for the three months ended April 30, 1999 are costs of approximately $3.0 million related to the acquisition of Airtech. These costs are comprised primarily of professional fees and other transaction costs associated with the merger.

         Net sales and net income reported by REMEC and Airtech for the periods prior to the acquisition are as follows:


                                              Three months ended
                                              ------------------
                                    April 30, 1999             May 1, 1998
                                    --------------             -----------
        Net Sales:
        REMEC                          $37,529,534             $45,751,384
        Airtech                          5,636,883               4,885,676
                                         ---------               ---------
                                       $43,166,417             $50,637,060
                                       ===========             ===========
        Net Income:
        REMEC                         ($1,763,309)              $4,408,134
        Airtech                        (1,681,589)             (2,114,162)
                                       -----------             -----------
                                      ($3,444,898)              $2,293,972
                                      ============              ==========

         WACOM PRODUCTS, INC. ("WACOM PRODUCTS").

         In March 1999, the Company formed a limited partnership, REMEC WACOM, L.P. ( REMEC WACOM), for the purpose of acquiring WACOM Products, a manufacturer of commercial radio frequency filters for specialized communications applications. On March 29, 1999, REMEC WACOM acquired the assets and assumed all of the obligations of WACOM Products, in exchange for cash consideration of $6,850,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of $1,867,000 is being carried as intangible assets, and will be amortized over 8 years. The Company's consolidated financial statements include the results of REMEC WACOM from March 29, 1999 forward.

         Assuming that the acquisition of WACOM Products had occurred on February 1, 1998, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                                          Three months ended
                                                          ------------------
                                                April 30, 1999            May 1, 1998
                                                --------------            -----------
         Net sales                                     $44,262                $51,638
         Net income (loss)                             (3,284)                  2,338
         Earnings (loss)  per share:
              Basic                                     ($.13)                   $.10
              Diluted                                   ($.13)                   $.09

         SMARTWAVES INTERNATIONAL ("SMARTWAVES")

         On February 12, 1999, the Company acquired the assets of Smartwaves in exchange for cash consideration of $200,000 and 30,000 shares of REMEC's common stock with a fair value of $540,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets at their estimated fair values in accordance with the provisions of APB No. 16. The pro forma results of operations of REMEC and Smartwaves assuming that Smartwaves was acquired on February 1, 1998 would not be materially different than reported results.

5.       SUBSEQUENT EVENTS

         In May 1999, REMEC entered into a commitment letter with STM Wireless, Inc. ("STM") under which REMEC committed to acquire a minority interest in Direc-To-Phone International, Inc. ("DTPI") (a subsidiary of STM) in exchange for $4.56 million. As part of this transaction, REMEC also committed to loan DTPI an additional $5.0 million in the form of a promissory note which may be convertible into preferred shares of DTPI. The transaction is subject to completion of definitive documentation.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multifunction modules ("MFM's") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave, Inc. ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), REMEC Magnum, Inc., ("Magnum"), Verified Technical Corporation ("Veritek"), C&S Hybrid, Inc. ("C&S"), Q-bit Corporation ("Q-bit"), Nanowave Technologies, Inc. ("Nanowave"), REMEC WACOM L.P. ("REMEC WACOM"), Airtech plc, ("Airtech") and REMEC, Inc. S.A., ("REMEC Costa Rica").

     On April 29, 1999, REMEC acquired the outstanding shares of Airtech in a transaction accounted for as a pooling of interests. Accordingly, all accompanying historical financial statement information has been restated to include Airtech's operations, assets and liabilities.

     In March 1999, REMEC acquired WACOM Products in a transaction accounted for as a purchase. The condensed consolidated statements of income and cash flows for the three month period ended April 30, 1999 include REMEC WACOM's results of operations from March 29, 1999. REMEC's April 30, 1999 balance sheet includes REMEC WACOM's assets and liabilities.

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

     Currently, REMEC derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. In certain circumstances, customers place purchase orders but release quantities incrementally against those purchase orders, subject to an agreed period of performance. At the time a purchase order is placed, the Company records the entire amount of the purchase order as backlog, even if the customer releases quantities incrementally against the purchase order. An amount of the Company's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or delays in shipments to any significant customer may have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company's results of operations beginning in the second quarter of fiscal 1999 have been adversely affected by the significant decline in commercial revenues from their level for the first quarter of fiscal 1999. This decline in commercial revenues was primarily attributable to requests by certain customers to delay deliveries of previously announced requirements. REMEC believes that some of the customer delays have been attributable to the continuing economic difficulties in the Asian markets or other international markets in which REMEC's customers operate, and to the increased competition among the participants in those markets. There can be no assurance that similar delays will not recur in the future. The Company has also experienced continued pricing pressure on follow-on orders for existing defense programs on which the Company participates, and the Company anticipates that there will be fewer available defense programs to which it can market its products in the future. Failure of the Company to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, may have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.


                                                                     Three Months Ended
                                                              ----------------------------------
                                                               April 30, 1999      May 1, 1998
                                                               --------------      -----------
             Net sales...................................                 100%             100%
             Cost of sales...............................                   75               69
                                                                            --               --
             Gross profit................................                   25               31
             Operating expenses:

             Selling, general & administrative...........                   21               18
             Research and development....................                    8                5
             Transaction costs ..........................                    8               --
                                                                             -               --
             Total operating expenses....................                   37               23
                                                                            --               --
             Income (loss) from operations...............                 (12)                8
             Interest income ............................                    2                2
                                                                             -                -
             Income (loss) before income taxes...........                 (10)               10
             Provision (credit) for income taxes.........                  (2)                5
                                                                           ---                -
             Net income (loss)...........................                 (8%)               5%
                                                                          ====               ==

         NET SALES. Net sales were $43.2 million for the three month period ended April 30, 1999, representing a decrease of $7.5 million or 15% over the comparable prior year period. The decrease in sales was primarily attributable to a reduction in demand from the Company's commercial customers as a result of the economic difficulties in certain international markets in which those customers operate.

         GROSS PROFIT. Gross profit was $10.7 million for the three month period ended April 30, 1999, representing a decrease of $5.1 million or 32% over the comparable prior year period. Gross margins were 25% for the three month period ended April 30, 1999, compared with 31% for the comparable prior year period. The decrease in the Company's gross margins are primarily attributable to decreased production volume at certain of the Company's production facilities and the establishment of reserves for certain product warranty costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") were $9.2 million for the three month period ended April 30, 1999, representing an increase of $.1 million or 1% over the comparable prior year period. The increase in SG&A was attributable to increased legal costs. As a percentage of net sales, SG&A expenses increased from 18% in fiscal 1999 to 21% in the current fiscal year due to the decline in sales.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.5 million for the three month period ended April 30, 1999, representing an increase of $1.1 million or 46% over the comparable prior year period. The expenditures are mostly attributable to the Company's commercial wireless business and reflect an increase in activity associated with product development. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         TRANSACTION COSTS. REMEC's results of operations for the three months ended April 30, 1999 include $3.1 million of transaction costs associated with the Company's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the comparable prior year period.

         INTEREST INCOME. Interest income was $.7 million for the three month period ended April 30, 1999 and was essentially unchanged from the comparable prior year period.

         PROVISION (CREDIT) FOR INCOME TAXES. The Company reported a credit for income taxes of $.9 million during the three month period ended April 30, 1999, as compared with income tax expense of $2.7 million recognized during the comparable prior year period. The credit reflects the recognition of the tax benefit associated with the Company's first quarter net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1999, REMEC had $124.0 million of working capital, which included cash and cash equivalents totaling $73.7 million. REMEC also has $17.0 million available under two credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of April 30, 1999, there were no borrowings outstanding under REMEC's credit facilities.

         During the three month period ended April 30, 1999, net cash used by operations totaled $.4 million as a $7.1 million increase in trade receivables and inventories was offset by a $7.5 million increase in trade accounts payable and other accrued expenses. The increase in trade receivables during this period was primarily due to the increase in sales from the previous quarter and an increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of costs associated with the Company's acquisition of Airtech and the establishment of reserves for the anticipated costs of certain litigation and product warranty costs.

         Investing activities required $10.4 million during the three months ended April 30, 1999, primarily as a result of $4.5 million in capital expenditures and $5.8 million (net of cash acquired) paid in connection with the acquisition of WACOM Products and the assets of Smartwaves International. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be significant as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $1.0 million during the three month period ended April 30, 1999, principally as a result of the net proceeds of $.65 million generated by the issuance of shares in connection with the Company's Employee Stock Purchase Plan and from exercises of stock options.

         REMEC's future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of REMEC's research and development efforts, expansion of REMEC's marketing and sales efforts, and the status of competitive products.

YEAR 2000 READINESS DISCLOSURE

         GENERAL. Many currently available installed computer systems and software products are coded to accept only two digit entries to represent years. These date-sensitive systems, products and equipment may not be able to accurately recognize the year 2000. As a result, these systems, products and equipment may need to be upgraded or replaced in order to become year 2000 ready.

         The Company's Vice President of Information Technology is responsible for coordinating REMEC's efforts relating to year 2000 readiness. These efforts include the following phases: (i) identification of potential year 2000 problems; (ii) assessment of the potential impact on and risks to the Company's business; (iii) determination of specific solutions; (iv) implementation of solutions; and (v) evaluation of all of the foregoing. The Vice President of Information Technology reports to the Company's President and Chief Operating Officer on these matters. In addition, the Company's Audit Committee and Board of Directors provides supervisorial oversight of the Company's efforts relating to year 2000 readiness.

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

         In addition to testing existing information systems for year 2000 compliance, the Company is phasing in the installation of a new management information system which will be used by the Company and all of its operating subsidiaries in connection with internal financial information and reporting, production planning and manufacturing monitoring and procurement requirements. The purchase and installation of this system is estimated to cost approximately $3.0 million and will be paid for by the Company out of existing funds when installed at the various Company facilities. Although this system is not being purchased exclusively to address year 2000 compliance issues, this management information system is certified by the manufacturer to be year 2000 compliant. This system has been implemented in three of the Company's subsidiaries, is in the process of being implemented in another subsidiary and is estimated to be completely installed and operational in a majority of the Company's facilities over the next two years. The information systems in place at certain of the Company's remaining subsidiaries are also being upgraded to year 2000 compliance. This process will be completed by December 31, 1999 and is anticipated to cost approximately $250,000. REMEC has recently completed the acquisition of Airtech plc and WACOM Products. The Company has initiated year 2000 readiness reviews at each of these entities. Although REMEC has yet to develop a formal plan to ensure year 2000 readiness at Airtech and REMEC WACOM, the company intends to be compliant prior to year 2000.

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

         COSTS. The Company estimates that the aggregate costs for its year 2000 readiness program incurred by the Company to date and anticipated to be incurred by the Company through December 31, 1999 is approximately $350,000. Approximately $125,000 of the aggregate estimated costs relate to internal resources incurred or anticipated to be incurred in connection with the Company's readiness program. The Company has incurred approximately a third of its estimated aggregate costs related to its year 2000 readiness program. No information technology or other capital expenditure projects have been delayed due to the Company's year 2000 efforts and the costs relating thereto.

         WORST CASE SCENARIO: CONTINGENCY PLAN. The most reasonably likely worst case year 2000 scenario which may affect the Company is a significant disruption in the business operations of the Company's customers due to year 2000 problems. The Company manufactures components and systems for commercial customers and various government agencies. To the extent that the customers' business is disrupted by year 2000 problems, these customers may be unable to purchase or pay for the Company's products which may have a material adverse effect on the Company's business, financial condition and results of operation.

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

         Some of the factors that could effect the anticipated impact of the Company's year 2000 readiness include the availability and cost of personnel trained in this area, the ability of Company personnel, vendors, customers and suppliers to locate and correct all relevant computer codes; the reliability of statements of third parties (customers, suppliers and vendors) regarding their own year 2000 readiness; and similar uncertainties. In addition, the anticipated costs of any year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. Many of these factors and assumptions are beyond the Company's control and no assurances can be given that the Company, its suppliers and customers will be able to resolve all of their year 2000 readiness problems in a timely manner to avoid a material adverse effect on the Company's business, financial condition or results of operations. .

PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         CLASS ACTION LAWSUIT. On April 19, 1999, a class action lawsuit was filed against REMEC, certain of its officers and directors and the investment bankers who served as co-lead underwriters in the Company's February 1998 public offering. The lawsuit was filed by the law firm Milberg Weiss Bershad Hynes and Lerach and two of its co-counsel in the United States District Court for the Southern District of California as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by the Company and the other defendants between December 1, 1997 and June 12, 1998. The Company believes the lawsuit is totally without merit and it plans to mount a vigorous defense.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 12, 1999, the Company issued 30,000 shares of common stock in connection with the acquisition of Smartwaves International. These shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on an exemption provided under Section 4(2) of the Securities Act for issuance of securities not involving any public offering.

ITEM 3   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At April 30, 1999, REMEC had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. REMEC also will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under its current policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC's held-to-maturity securities would not materially effect the fair value of these securities at April 30, 1999.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

        -         Exhibit 27    -  Financial Data Schedule

(b) There was one report on Form 8-K filed by the registrant during the quarter ended April 30, 1999, which disclosed the following:

        1) The signing on April 13, 1999 of a letter of intent with STM Wireless, Inc. ("STM") outlining the possible merger of STM and the registrant, and

        2) The filing of a class action lawsuit on April 19, 1999, alleging violations of the Securities Exchange Act of 1934 by the Registrant and certain of its officers and directors and the investment bankers who served as co-lead underwriter's in the Registrant's February 1998 public offering.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.
(Registrant)

By:      /s/ Ronald E. Ragland
         ------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer

By:      /s/ Michael D. McDonald
         ------------------------------
         Michael D. McDonald
         Chief Financial and Accounting Officer and Secretary

Date:    June 14, 1999

EXHIBIT INDEX


Exhibit
Number
27                Financial Data Schedule



                                      -17-