Form 10-K/A
period 1999-01-31
REMEC INC
filed 1999-07-27
CIK 769874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

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

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27414

                            ------------------------

                                  REMEC, INC.

             (Exact Name of Registrant as Specified in its Charter)

         CALIFORNIA                       95-3814301
(State or Other Jurisdiction           (I.R.S. Employer
             of                       Identification No.)
      Incorporation or
       Organization)

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

                            ------------------------

    Indicate by check mark whether REMEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that REMEC was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REMEC, INC.

                                AMENDMENT NO. 1
                        TO ANNUAL REPORT ON FORM 10-K/A
                     FOR FISCAL YEAR ENDED JANUARY 31, 1999

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
LIST OF ITEMS AMENDED......................................................................................           1

PART II....................................................................................................           2

  ITEM 6. SELECTED FINANCIAL DATA..........................................................................           2

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............           3

    Results of Operations..................................................................................           4

    Fiscal Year Ended January 31, 1999 vs. Fiscal Year Ended January 31, 1998..............................           4

    Fiscal Year Ended January 31, 1998 vs. Fiscal Year Ended January 31, 1997..............................           5

    Liquidity and Capital Resources........................................................................           6

    Interest Rate Risk.....................................................................................           7

    Year 2000 Readiness Disclosure.........................................................................           7

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................           8

PART IV....................................................................................................           9

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................           9

                             LIST OF ITEMS AMENDED

PART II

    Item 6.  Selected Financial Data

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

    Item 8.  Financial Statements and Supplementary Data

PART IV

    Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

    Each of the above-listed Items is hereby amended by deleting the item in its entirety appearing in the Form 10-K of REMEC, Inc. (the "Company" or "REMEC") filed with the Securities and Exchange Commission ("SEC") on March 25, 1999 (the "Initial Filing"), and replacing each such Item with the corresponding Item that appears in this Amendment No. 1 to Annual Report on Form 10-K/A ("Amendment No. 1"). The purpose of this Amendment No. 1 is to restate the Consolidated Financial Statements of REMEC to reflect its acquisition of Airtech plc that was completed in April 1999 and accounted for by REMEC as a pooling of interests.

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

                                                                                 YEARS ENDED JANUARY 31,
                                                                  -----------------------------------------------------
                                                                    1995       1996       1997       1998       1999
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA(1):
Net sales.......................................................  $  84,407  $  97,700  $ 131,643  $ 191,008  $ 179,215
Cost of sales...................................................     59,385     68,776     95,359    132,349    137,443
                                                                  ---------  ---------  ---------  ---------  ---------
Gross profit....................................................     25,022     28,924     36,284     58,659     41,772
Operating expenses:
  Selling, general and administrative...........................     16,524     18,159     23,313     32,279     36,835
  Research and development......................................      2,471      4,707      6,349      7,887     10,903
                                                                  ---------  ---------  ---------  ---------  ---------
    Total operating expenses....................................     18,995     22,866     29,662     40,166     47,738
                                                                  ---------  ---------  ---------  ---------  ---------
Income from operations..........................................      6,027      6,058      6,622     18,493     (5,966)
Gain on sale of subsidiary......................................         --         --         --      2,833         --
Interest income (expense) and other, net........................       (592)      (426)        15      2,314      3,008
                                                                  ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes........................      5,435      5,632      6,637     23,640     (2,958)
Provision for income taxes......................................      2,290      2,328      3,780      8,886      1,873
                                                                  ---------  ---------  ---------  ---------  ---------
Net income......................................................      3,145      3,304      2,857     14,754     (4,831)
Dividend accrued on Preferred Stock.............................         --         80        128         --         --
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) applicable to Common Stock........................      3,145      3,224      2,729     14,754     (4,831)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Earnings per share:
  Basic.........................................................  $     .23  $     .23  $     .15  $     .65  ($    .20)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
  Diluted.......................................................  $     .23  $     .23  $     .15  $     .64  ($    .20)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Shares used in per share calculations:
  Basic.........................................................     13,892     13,819     17,633     22,535     24,722
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
  Diluted.......................................................     13,892     13,936     17,944     23,228     24,722
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                                     AT JANUARY 31,
                                                                  -----------------------------------------------------
                                                                    1995       1996       1997       1998       1999
                                                                  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA(1):
Cash and cash equivalents.......................................      2,679      4,146     75,134     47,966     83,012
Working capital.................................................     15,753     19,575    100,673     99,221    133,807
Total assets....................................................     43,797     53,798    151,524    179,082    218,571
Long-term debt..................................................      3,235      4,781      3,234         --         --
Total shareholders' equity......................................     24,918     29,722    121,639    145,990    191,607

------------------------------

(1) REMEC acquired Magnum in August 1996, Radian in February 1997, C&S Hybrid in June 1997, Q-bit in October 1997 and Airtech in April 1999, each of which was accounted for as a pooling of interests and, as such, all financial amounts contained in the above table have been restated to include the financial results and data of Magnum, Radian, C&S Hybrid, Q-bit and Airtech for all periods presented. REMEC acquired Verified Technical Corporation in March 1997 and Nanowave Technologies Inc. in October 1997 in transactions accounted for as purchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multi-function modules (MFMs) for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave, Inc. (Microwave), REMEC Wireless, Inc. (Wireless), Humphrey, Inc. (Humphrey), REMEC Magnum, Inc. (Magnum), REMEC Veritek, Inc. (REMEC Veritek), REMEC CSH, Inc. (REMEC CSH), Q-bit Corporation (REMEC Q-bit) and REMEC Nanowave, Inc. (REMEC Nanowave), Airtech plc (Airtech) and REMEC Inc., S.A. (REMEC Costa Rica). REMEC's consolidated results of operations also include the operations of RF Microsystems (RFM) for the period from April 30, 1996 to August 26, 1997.

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

    On August 26, 1996, REMEC acquired all of the outstanding common stock of Magnum in a transaction that was accounted for as a pooling of interests. Magnum is a leading supplier of oscillators and mixers. On February 28, 1997, REMEC acquired all of the outstanding common stock of Radian, in a transaction that was accounted for as a pooling of interests. Radian provides the defense market with microwave components, primarily synthesizers, receivers, oscillators and filters. On June 27, 1997, REMEC acquired all of the outstanding common stock of C&S Hybrid in a transaction that was accounted for as a pooling of interests. C&S Hybrid is a manufacturer of transmitter and receiver hardware assemblies that are integrated into terrestrial-based point-to-point microwave radios primarily for use in commercial applications. On October 24, 1997, REMEC acquired all of the outstanding common stock of Q-bit in a transaction that was accounted for as a pooling of interests. Q-bit is a manufacturer of amplifier-based microwave components and multi-function modules. On April 29, 1999, REMEC acquired Airtech, a United Kingdom based manufacturer of coverage enhancement products for wireless communications, in a transaction that was accounted for as a pooling of interests. All accompanying historical financial statement information has been restated to include the operations, assets and liabilities of Magnum, Radian, C&S Hybrid, Q-bit and Airtech.

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

    Subsequent to January 31, 1999, the Company acquired Wacom Products, Inc. (a manufacturer of commercial radio frequency filters) and the assets of Smartwaves International in transactions that have been accounted for as purchases.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total net sales, certain consolidated statements of income data for the periods indicated.

                                                                     YEARS ENDED JANUARY 31,
                                                              -------------------------------------
                                                                 1999         1998         1997
                                                                 -----        -----        -----
Net sales...................................................         100%         100%         100%
Cost of sales...............................................          77           69           72
                                                                     ---          ---          ---
  Gross profit..............................................          23           31           28
Operating expenses:
  Selling, general & administrative.........................          20           17           18
  Research and development..................................           6            4            5
                                                                     ---          ---          ---
    Total operating expenses................................          26           21           23
                                                                     ---          ---          ---
Income (loss) from operations...............................          (3)          10            5
Gain on sale of subsidiary..................................          --            2           --
Interest income and other, net..............................           1            1           --
                                                                     ---          ---          ---
Income (loss) before provision for income taxes.............          (2)          13            5
Provision for income taxes..................................           1            5            3
                                                                     ---          ---          ---
Net income (loss)...........................................          (3)%          8%           2%
                                                                     ---          ---          ---
                                                                     ---          ---          ---

FISCAL YEAR ENDED JANUARY 31, 1999 VS. FISCAL YEAR ENDED JANUARY 31, 1998

    NET SALES. Net sales decreased 6.2% from $191.0 million during fiscal 1998 to $179.2 million during fiscal 1999. The decrease in sales was primarily attributable to the decreased revenues from REMEC's Airtech subsidiary (which was acquired in April 1999 in a transaction accounted for as a pooling of interests). The decline in Airtech's sales was attributable to delays in new PCS mobile infrastructure "roll-outs" in the United States, delays to one customer's new product program, financial instability in the Far East impacting new mobile infrastructure projects in the region and customers delaying orders pending availability of Airtech's next generation production, the G3 MHA.

    GROSS PROFIT. Gross profit decreased 28.8% from $58.7 million in fiscal 1998 to $41.8 million in fiscal 1999. As a percentage of net sales, gross margins decreased from 30.7% in fiscal 1998 to 23.3% in fiscal 1999. The fluctuations in gross margins are primarily attributable to costs associated with Airtech's MHA warranty upgrade program, changes in the mix of products sold and reduced production volume at certain of REMEC's subsidiaries.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 14.1% from $32.3 million in fiscal 1998 to $36.8 million in fiscal 1999. The increase in SG&A was primarily attributable to inclusion of a full year of SG&A expenses from REMEC's Veritek and Nanowave subsidiaries (which were acquired in March and October 1997, respectively, in transactions accounted for as purchases and, therefore, do not have a full year's operations included in the fiscal

1998 results of operations), increased administrative expenses related to Airtech's continued development of its international sales infrastructure in the Far East and accounting and legal expenses associated with an income tax credit study completed during fiscal 1999. As a percentage of net sales, SG&A expenses increased from 16.9% in fiscal 1998 to 20.6% in fiscal 1999, due to the factors discussed above.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 38.2% from $7.9 million in fiscal 1998 to $10.9 million in fiscal 1999, and as a percentage of net sales, R&D expenses increased from 4.1% in fiscal 1998 to 6.1% in fiscal 1999. These expenditures are almost entirely attributable to the commercial wireless business and reflect an increase in activity associated with product development.

    GAIN ON SALE OF SUBSIDIARY. REMEC's results of operations for the year ended January 31, 1998 include the gain from the sale of REMEC's RFM subsidiary. There was no similar gain in the current fiscal year.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $2.3 million in fiscal 1998 to $3.0 million in fiscal 1999. This increase was due to the increased level of cash available for investment as a result of the funds generated from REMEC's follow-on public offering, which was completed in March 1998.

    PROVISION FOR INCOME TAXES. Income tax expense decreased 78.9% from $8.9 million in fiscal 1998 to $1.9 million in fiscal 1999. The decrease in income tax expense reflects the tax benefit of $2.0 million related to the recognition of research and experimentation tax credits pertaining to previously filed income tax returns, the benefit of tax credits for certain capital expenditures, the effect of tax exempt interest income and a decrease in domestic income before taxes of $12.1 million.

FISCAL YEAR ENDED JANUARY 31, 1998 VS. FISCAL YEAR ENDED JANUARY 31, 1997

    NET SALES. Net sales increased 45.1% from $131.6 million in fiscal 1997 to $191.0 million in fiscal 1998. The increase in sales was primarily attributable to increased customer demand for REMEC's commercial wireless products.

    GROSS PROFIT. Gross profit increased 61.7% from $36.3 million in fiscal 1997 to $58.7 million in fiscal 1998. As a percentage of net sales, gross margins increased from 27.6% in fiscal 1997 to 30.7% in fiscal 1998. The increase in gross margins was primarily attributable to changes in the mix of products shipped and due to the lower unit costs arising from improved overhead absorption attributable to the increase in sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 38.4% from $23.3 million in fiscal 1997 to $32.3 million in fiscal 1998. The increase in SG&A was primarily attributable to increased personnel, legal and other administrative expenses resulting from REMEC's revenue growth, as well as approximately $1.1 million of direct transaction costs associated with the acquisitions of Radian, C&S Hybrid and Q-bit. As a percentage of net sales, SG&A expenses declined from 17.7% in fiscal 1997 to 16.9% in fiscal 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 24.2% from $6.3 million in fiscal 1997 to $7.9 million in fiscal 1998, however, as a percentage of net sales, R&D expenses decreased from 4.8% in fiscal 1997 to 4.1% in fiscal 1998. These expenditures were almost entirely attributable to the commercial wireless business.

    GAIN ON SALE OF SUBSIDIARY. REMEC's results of operations for the year ended January 31, 1998 include the gain from the sale of REMEC's RFM subsidiary. There was no similar gain in the prior fiscal year.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $15,000 during fiscal 1997 to $2.3 million in fiscal 1998. This increase was due to the increased level of cash available for investment as a result of the funds generated from REMEC's follow-on public offering which was completed in January 1997.

    PROVISION FOR INCOME TAXES. REMEC's effective tax rate declined from 57% during fiscal 1997 to 38% during fiscal 1998. The decrease primarily reflected the pre-acquisition net income generated at REMEC's Q-bit subsidiary in fiscal 1998. Prior to its acquisition by REMEC, Q-bit had operated as an S corporation for federal and state income tax purposes and, accordingly, all taxable income generated by Q-bit during the pre-acquisition period in fiscal 1998 was allocated to the shareholders of Q-bit and included on their personal income tax returns. Therefore, REMEC's effective tax rate in fiscal 1998 reflects no provision for income taxes on Q-bit's pre-acquisition earnings. The reduction in the effective tax rate in fiscal 1998 also reflects the benefit of tax credits for certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1999, REMEC had $133.8 million of working capital which included cash and cash equivalents totaling $83.0 million. REMEC also has $17.0 million available under two credit facilities consisting of a $9.0 million revolving working capital line of credit and a $8.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of January 31, 1999, there were no borrowings under REMEC's credit facilities.

    During fiscal 1999, net cash provided by operations totaled $6.3 million as the cash flows from earnings and non-cash expenses (primarily depreciation and amortization) more than offset the $1.6 million increase in inventories and the $3.8 million repayment of trade accounts payable and other accrued expenses. Inventories increased during this period due to requests by certain commercial customers to delay delivery of previously announced requirements. Investing activities utilized $19.9 million during fiscal 1999, primarily as a result of capital expenditures of $18.3 million and deposits associated with the acquisition of land and a manufacturing facility in Costa Rica of $1.5 million. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be substantially higher than historical levels as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $48.4 million during fiscal 1999, principally as a result of the net proceeds of $49.6 million from the follow-on offering and the proceeds of $3.0 million generated by the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from exercises of stock options, net of $2.9 million utilized for the repurchase and retirement of Company common stock and $1.4 million utilized to repay company credit obligations.

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

    In addition to testing existing information systems for year 2000 compliance, REMEC is phasing in the installation of a new management information system which will be used by REMEC and a majority of its operating subsidiaries in connection with internal financial information and reporting, production planning and manufacturing monitoring and procurement requirements. The purchase and installation of this system is estimated to cost approximately $3.0 million and will be paid for by REMEC out of existing funds when installed at the various Company facilities. Although this system is not being purchased exclusively to address year 2000 compliance issues, this management information system is certified by the manufacturer to be year 2000 compliant. This system has been implemented in three of REMEC's subsidiaries, is in the process of being implemented in another subsidiary and is estimated to be completely installed and operational in a majority of REMEC's facilities over the next two years. The information systems in place at REMEC's remaining subsidiaries are being upgraded to year 2000 compliance. This process will be completed by December 31, 1999 and is anticipated to cost approximately $250,000. REMEC has recently completed the acquisition of Airtech plc and Wacom Products. The Company has initiated year 2000 readiness reviews at each of these entities. Although REMEC has yet to develop a formal plan to ensure year 2000 readiness at Airtech and Wacom, the Company intends to be compliant prior to December 31, 1999.

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

    COSTS. REMEC estimates that the aggregate costs for its year 2000 readiness program incurred by REMEC to date and anticipated to be incurred by REMEC through December 31, 1999 is approximately $350,000. Approximately $125,000 of the aggregate estimated costs relate to internal resources incurred or anticipated to be incurred in connection with REMEC's readiness program. The Company has incurred approximately one-third of its estimated aggregate costs relating to its year 2000 readiness program. No information technology or other capital expenditure projects have been delayed due to REMEC's year 2000 efforts and the costs relating thereto.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included as a separate section following Item 14 of this Amendment No. 1 to Annual Report on Form 10-K/A.

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

    3.  Exhibits

 EXHIBIT
   NO.                                                DESCRIPTION
---------  --------------------------------------------------------------------------------------------------
 3.1 (1)   Restated Articles of Incorporation
 3.2 (1)   By-Laws, as amended
10.1 (1)   Equity Incentive Plan
10.2 (1)   Employee Stock Purchase Plan
10.3 (1)   Form of Indemnification Agreements between Registrant and its officers and directors
10.4 (2)   1996 Nonemployee Directors Stock Option Plan
10.5 (3)   Second Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated June 25, 1998, as amended
10.6 (3)   Participation Agreement dated as of August 25, 1998 among REMEC, Union Bank of California N.A., and certain other parties identified therein
10.7 (3)   Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate
           Trustee, and REMEC
10.8 (3)   Lessee Guarantee executed by REMEC dated as of August 25, 1998
21.1 (4)   Subsidiaries of REMEC
23.1 (4)   Consent of Ernst & Young LLP, Independent Auditors
23.2 (4)   Consent of Ireland San Filippo LLP, Independent Public Accountants
23.3 (4)   Consent of Bray, Beck & Koetter, Independent Auditors
23.4 (4)   Consent of Arthur Andersen, Independent Auditors
23.5 (4)   Consent of Binder Hamlyn, Independent Auditors
24.1       Power of Attorney (included on Page S-1 of the Initial Filing of the Annual Report on Form 10-K)
27.1 (4)   Financial Data Schedule

    ----------------------------

    (1) Previously filed with the Securities and Exchange Commission on February 1, 1996 as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A.

    (2) Previously filed with the Securities and Exchange Commission on November 25, 1996 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) and incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A.

    (3) Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A.

    (4) Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

       (b) Report on Form 8-K

           There were no reports on Form 8-K filed in the fourth quarter of fiscal 1999.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                               ---------
REMEC, INC.

Report of Ernst & Young LLP, Independent Auditors............................        F-2

Report of Arthur Andersen, Independent Auditors..............................        F-3

Report of Binder Hamlyn, Independent Auditors................................        F-4

Report of Ireland San Filippo LLP, Independent Auditors......................        F-5

Report of Bray, Beck & Koetter, Independent Auditors.........................        F-6

Consolidated Balance Sheets at January 31, 1999 and 1998.....................        F-7

Consolidated Statements of Income for the years ended January 31, 1999, 1998
  and 1997...................................................................        F-8

Consolidated Statements of Shareholders' Equity as of January 31, 1999, 1998
  and 1997...................................................................        F-9

Consolidated Statements of Cash Flows for the years ended January 31, 1999,
  1998 and 1997..............................................................       F-10

Notes to Consolidated Financial Statements...................................       F-11

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

    We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Airtech plc, Radian Technology, Inc. and Q-bit Corporation, wholly-owned subsidiaries, which statements reflect total assets constituting 5% and 14% in 1999 and 1998, respectively, and total revenues constituting 12%, 18% and 25% in 1999, 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Airtech plc, Radian Technology, Inc. and Q-bit Corporation, is based solely on the reports of the other auditors.

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

                                          /s/ ERNST & YOUNG LLP
                                          -----------------------------------
                                          Ernst & Young LLP

San Diego, California
February 26, 1999,
except for the first paragraph of Note 2, as to which the date is April 29, 1999

                REPORT OF ARTHUR ANDERSEN, INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF AIRTECH PLC

    We have audited the financial statements of Airtech plc and its subsidiaries ("Group") as of December 31, 1998 and December 31, 1997 and of the Group's results from operations and cash flows for each of the years then ended. These financial statements have not been prepared for the purposes of section 226 of the Companies Act 1985 and are therefor not statutory accounts.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

    The company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

    We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board in the United Kingdom which are substantially consistent with generally accepted auditing standards in the United States. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the circumstances of the Group, consistently applied and adequately disclosed.

    We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we have also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

    In our opinion the financial statements give a true and fair view of the state of affairs of the Group at December 31, 1998 and December 31, 1997, and of the Group's results from operations and cash flows for each of the years then ended in accordance with generally accepted accounting principles in the United Kingdom.

    Accounting practices used by the Group in preparing the accompanying financial statements conform with generally accepted accounting principles in the United Kingdom, but do not conform with accounting principles generally accepted in the United States. A description of these differences and a reconciliation of consolidated net income and shareholders' equity to U.S. generally accepted accounting principles is set forth in Note 29 to the financial statements of the Group.

/s/ ARTHUR ANDERSEN
----------------------------------------------------------------
Arthur Andersen
Chartered Accountants
St. Albans, England

24 March 1999

                 REPORT OF BINDER HAMLYN, INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF AIRTECH PLC

    We have audited the financial statements of Airtech plc and its subsidiaries ("Group") as of December 31, 1996 and the Group's loss and cash flows for each of the year then ended. These financial statements have not been prepared for the purposes of section 226 of the Companies Act 1985 and are therefor not statutory accounts.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

    The company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

    We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board in the United Kingdom which are substantially consistent with generally accepted auditing standards in the United States and for which purpose our report is dual dated in respect of Notes 28 and 29 to the financial statements of the Group. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the circumstances of the Group, consistently applied and adequately disclosed.

    We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we have also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

    In our opinion the financial statements give a true and fair view of the Group's loss and cash flows for the year ended December 31, 1996 in accordance with generally accepted accounting principles in the United Kingdom.

    Accounting practices used by the Group in preparing the accompanying financial statements conform with generally accepted accounting principles in the United Kingdom, but do not conform with accounting principles generally accepted in the United States. A description of these differences and a reconciliation of consolidated net income and shareholders' equity to U.S. generally accepted accounting principles is set forth in Note 29 to the financial statements of the Group.

/s/ BINDER HAMLYN
----------------------------------------------------------------
Binder Hamlyn
London, England

26 March 1997, except for Notes 28 and 29 as to which the date is 24 March 1999.

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

/s/ IRELAND SAN FILIPPO, LLP

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

/s/ BRAY, BECK & KOETTER
Melbourne, Florida
February 28, 1997

                                  REMEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            JANUARY 31,
                                                                                   ------------------------------
                                                                                        1999            1998
                                                                                   --------------  --------------

                                                     ASSETS
Cash and cash equivalents........................................................  $   83,011,819  $   47,966,101
Accounts receivable, net.........................................................      27,294,544      34,381,474
Inventories, net.................................................................      38,311,527      36,727,941
Deferred income taxes............................................................       4,425,725       6,435,957
Prepaid expenses and other current assets........................................       3,596,020       1,579,053
                                                                                   --------------  --------------
  Total current assets...........................................................     156,639,635     127,090,526
Property, plant and equipment, net...............................................      44,706,757      34,758,934
Intangible and other assets......................................................      17,224,432      17,232,241
                                                                                   --------------  --------------
                                                                                   $  218,570,824  $  179,081,701
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit borrowings........................................................  $       75,413  $      841,000
Accounts payable.................................................................       8,155,490      12,076,756
Accrued salaries, benefits and related taxes.....................................       5,383,932       6,165,248
Income taxes payable.............................................................              --       2,784,479
Accrued expenses.................................................................       9,217,867       6,002,515
                                                                                   --------------  --------------
  Total current liabilities......................................................      22,832,702      27,869,998
Deferred rent....................................................................              --         104,236
Deferred income taxes............................................................       4,131,534       5,117,933

Commitments

Shareholders' equity:
Preferred shares--$.01 par value, 5,000,000 shares authorized; none issued and outstanding....................................................................
Common shares--$.01 par value, 70,000,000 shares authorized; issued and
  outstanding shares--24,879,870 and 22,877,042 at January 31, 1999 and 1998.....         248,797         228,772
Paid-in capital..................................................................     165,632,527     115,402,223
Accumulated other comprehensive income...........................................         257,000          59,000
Retained earnings................................................................      25,468,264      30,299,539
                                                                                   --------------  --------------
                                                                                      191,606,588     145,989,534
                                                                                   --------------  --------------
Total shareholders' equity.......................................................  $  218,570,824  $  179,081,701
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                                  REMEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED JANUARY 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
Net sales.......................................................  $  179,214,967  $  191,007,929  $  131,642,842
Cost of sales...................................................     137,442,678     132,348,510      95,358,524
                                                                  --------------  --------------  --------------
Gross profit....................................................      41,772,289      58,659,419      36,284,318
Operating expenses:
Selling, general & administrative...............................      36,835,437      32,279,847      23,312,733
Research and development........................................      10,903,143       7,886,984       6,349,000
                                                                  --------------  --------------  --------------
Total operating expenses........................................      47,738,580      40,166,831      29,661,733
                                                                  --------------  --------------  --------------
Income (loss) from operations...................................      (5,966,291)     18,492,588       6,622,585
Gain on sale of subsidiary......................................              --       2,833,240              --
Interest income and other, net..................................       3,008,099       2,314,329          14,405
                                                                  --------------  --------------  --------------
Income (loss) before provision for income taxes.................      (2,958,192)     23,640,157       6,636,990
Provision for income taxes......................................       1,873,083       8,885,799       3,779,667
                                                                  --------------  --------------  --------------
Net income (loss)...............................................      (4,831,275)     14,754,358       2,857,323
Dividend accrued on preferred stock.............................              --              --        (128,000)
                                                                  --------------  --------------  --------------
Income (loss) applicable to common stock........................  ($   4,831,275) $   14,754,358  $    2,729,323
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Earnings (loss) per common share:
  Basic.........................................................  $         (.20) $          .65  $          .15
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................  $         (.20) $          .64  $          .15
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Shares used in computing earnings (loss)
  per common share:
  Basic.........................................................      24,722,000      22,535,000      17,633,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................      24,722,000      23,228,000      17,944,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

                                  REMEC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         PREFERRED SHARES        COMMON SHARES
                      ----------------------  --------------------    PAID-IN     OTHER COMPREHENSIVE     RETAINED
                        SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL            INCOME           EARNINGS       TOTAL
                      ----------  ----------  ----------  --------  ------------  --------------------   -----------  ------------
Balance at January
  31, 1996..........   2,218,607  $2,416,186  11,111,111  $111,112  $ 14,420,370       ($ 29,000)        $12,803,563  $ 29,722,231
  Conversion of
    preferred
    shares..........    (718,607)     (7,186)  1,616,864    16,169        (8,983)             --                  --            --
  Dividend accrued
    on preferred
    shares..........          --     128,000          --        --            --              --            (128,000)           --
  Redemption of
    preferred
    shares..........  (1,500,000) (2,537,000)    163,892     1,639       863,235              --                  --    (1,672,126)
  Issuance of common
    shares..........          --          --   9,337,969    93,380    88,517,721              --                  --    88,611,101
  Income tax
    benefits related
    to employee
    stock purchase
    plan and stock
    options
    exercised.......          --          --          --        --       209,399              --                  --       209,399
  Compensation
    related to stock
    options
    granted.........          --          --          --        --     1,338,000              --                  --     1,338,000
  Foreign exchange
    translation
    adjustment......          --          --          --        --            --         708,000                  --       708,000
  Net income........          --          --          --        --            --              --           2,857,323     2,857,323
                                                                                                                      ------------
  Comprehensive
    income..........          --          --          --        --            --              --                  --     3,565,323
  Adjustment for net
    equity activity
    of pooled
    company.........          --          --          --        --            --              --            (135,272)     (135,272)
                      ----------  ----------  ----------  --------  ------------      ----------         -----------  ------------
Balance at January
  31, 1997..........          --          --  22,229,836   222,300   105,339,742         679,000          15,397,614   121,638,656
  Issuance of common
    shares..........          --          --     647,206     6,472     9,515,468              --                  --     9,521,940
  Income tax
    benefits related
    to employee
    stock purchase
    plan and stock
    options
    exercised.......          --          --          --        --       535,013              --                  --       535,013
  Compensation
    related to stock
    options
    granted.........          --          --          --        --        12,000              --                  --        12,000
  Foreign exchange
    translation
    adjustment......          --          --          --        --            --        (620,000)                 --      (620,000)
  Net income........          --          --          --        --            --              --          14,754,358    14,754,358
                                                                                                                      ------------
  Comprehensive
    income..........          --          --          --        --            --              --                  --    14,134,358
  Adjustment for net
    equity activity
    of pooled
    companies.......          --          --          --        --            --              --             147,567       147,567
                      ----------  ----------  ----------  --------  ------------      ----------         -----------  ------------
Balance at January
  31, 1998..........          --          --  22,877,042   228,772   115,402,223          59,000          30,299,539   145,989,534
  Issuance of common
    shares..........          --          --   2,369,328    23,690    52,652,461              --                  --    52,676,151
  Purchase and
    retirement of
    common shares...          --          --    (366,500)   (3,665)   (2,847,741)             --                  --    (2,851,406)
  Income tax
    benefits related
    to employee
    stock purchase
    plan and stock
    options
    exercised.......          --          --          --        --       286,584              --                  --       286,584
  Rent free period
    charges.........          --          --          --        --       139,000              --                  --       139,000
  Foreign exchange
    translation
    adjustment......          --          --          --        --            --         198,000                  --       198,000
  Net loss..........          --          --          --        --            --              --          (4,831,275)   (4,831,275)
                                                                                                                      ------------
  Comprehensive
    loss............          --          --          --        --            --              --                  --    (4,633,275)
                      ----------  ----------  ----------  --------  ------------      ----------         -----------  ------------
Balance at January
  31, 1999..........          --  $       --  24,879,870  $248,797  $165,632,527       $ 257,000         $25,468,264  $191,606,588
                      ----------  ----------  ----------  --------  ------------      ----------         -----------  ------------
                      ----------  ----------  ----------  --------  ------------      ----------         -----------  ------------

                            See accompanying notes.

                                  REMEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED JANUARY 31,
                                                                     -------------------------------------------
                                                                         1999           1998           1997
                                                                     -------------  -------------  -------------
OPERATING ACTIVITIES:
Net income (loss)..................................................  $  (4,831,275) $  14,754,358  $   2,857,323
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
Depreciation and amortization......................................      9,930,248      6,018,811      3,876,507
Gain on sale of subsidiary.........................................             --     (2,833,240)            --
Rent charge........................................................        139,000             --             --
Compensation related to stock options..............................             --         12,000      1,338,000
Deferred income taxes..............................................      1,310,214     (2,289,832)    (1,078,151)
Changes in operating assets and liabilities:
  Accounts receivable..............................................      7,078,440    (11,450,349)    (7,078,195)
  Inventories......................................................     (1,583,860)   (10,102,804)    (7,187,276)
  Prepaid expenses and other current assets........................     (2,017,634)       218,838     (1,118,477)
  Accounts payable.................................................     (3,922,833)     1,006,941      2,448,089
  Accrued expenses, income taxes payable and deferred rent.........        160,763      2,711,733        296,250
                                                                     -------------  -------------  -------------
Net cash provided (used) by operating activities...................      6,263,063     (1,953,544)    (5,645,930)

INVESTING ACTIVITIES:
Additions to property, plant and equipment.........................    (18,278,506)   (18,659,394)    (9,049,734)
Payment for acquisitions, net of cash acquired.....................             --     (5,066,075)    (4,011,735)
Proceeds from sale of subsidiary...................................             --      5,000,000             --
Sale of short-term investments.....................................             --             --      1,482,565
Other assets.......................................................     (1,589,380)       120,637       (133,320)
                                                                     -------------  -------------  -------------
Net cash used by investing activities..............................    (19,867,886)   (18,604,832)   (11,712,224)

FINANCING ACTIVITIES:
Proceeds from credit facilities and long-term debt.................             --     12,212,858      3,480,000
Repayments on credit facilities and long-term debt.................     (1,391,305)   (21,283,512)    (3,412,956)
Purchase and retirement of common shares...........................     (2,851,406)            --             --
Proceeds from issuance of common shares............................     52,676,151      2,898,273     88,611,101
Redemption of preference shares....................................             --             --     (1,672,126)
Change in deferred offering costs..................................             --             --      1,108,424
                                                                     -------------  -------------  -------------
Net cash provided (used) by financing activities...................     48,433,440     (6,172,381)    88,114,443
Effect of exchange rate changes....................................        217,101       (111,000)       266,000
                                                                     -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents...................     35,045,718    (26,841,757)    71,022,289
Cash and cash equivalents at beginning of year.....................     47,966,101     75,134,362      4,145,632
Adjustment for net cash activity of pooled companies...............             --       (326,504)       (33,559)
                                                                     -------------  -------------  -------------
Cash and cash equivalents at end of year...........................  $  83,011,819  $  47,966,101  $  75,134,362
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Supplemental disclosures of cash flow information:
Cash paid for:
Interest...........................................................  $      98,000  $     440,000  $     536,000
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Income taxes.......................................................  $   4,661,000  $  10,162,000  $   3,091,000
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Supplemental disclosure of noncash investing and financing
  activities:
Assets acquired under credit facilities............................  $          --  $     444,000  $   2,228,000
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Common shares issued in acquisitions...............................  $          --  $   6,624,000  $          --
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of REMEC and its wholly owned subsidiaries REMEC Microwave, Inc., REMEC Wireless, Inc., Humphrey, Inc., REMEC Magnum, Inc., REMEC Veritek, Inc., REMEC CSH, Inc., REMEC Nanowave, Inc., REMEC Q-bit, Inc., Airtech plc and REMEC Inc. S.A. REMEC's consolidated financial statements also include the accounts of RF Microsystems, Inc. from April 30, 1996 through August 26, 1997 (date of sale). All intercompany accounts and transactions have been eliminated in consolidation.

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

    FOREIGN CURRENCY TRANSLATION

    Foreign currency balance sheet accounts are translated into United States dollars at a rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of shareholders' equity.

    REVENUE RECOGNITION

    Revenues from commercial contracts are recognized upon shipment of product and transfer of title to customers. Revenues on long-term fixed-price contracts with prime contractors to U.S. Government

                                  REMEC, INC.

1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Agencies are recognized using the units of delivery method. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract. Revenues for cost-reimbursement contracts are recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

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

    The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

                                                              YEARS ENDED JANUARY 31,
                                                      ----------------------------------------
                                                          1999          1998          1997
                                                      ------------  ------------  ------------
Weighted average common shares outstanding used in
  basic earnings per share calculation..............    24,722,000    22,535,000    17,633,000
Effect of dilutive stock options....................            --       693,000       311,000
                                                      ------------  ------------  ------------
Shares used in diluted earnings per share
  calculation.......................................    24,722,000    23,228,000    17,944,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

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

                                  REMEC, INC.

1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

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

2. ACQUISITION TRANSACTIONS

    AIRTECH PLC

    In April 1999, REMEC acquired Airtech plc, a manufacturer of coverage enhancement products for wireless mobile communication networks, in exchange for approximately 1.7 million shares of REMEC's common stock. Prior to the combination, Airtech plc's fiscal year ended on December 31. In recording the business combination, Airtech plc's financial statements for its fiscal years ended December 31, 1998, 1997 and 1996 were combined with REMEC's for its fiscal years ended January 31, 1999, 1998 and 1997, respectively. Airtech plc's net sales and net loss for the one month period ended January 31, 1999 were $208,683 and $1,353,867, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Airtech plc's results of operations and cash flows for the one-month period ended January 31, 1999 will be added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 2000 results of operations and cash flows.

                                  REMEC, INC.

2. ACQUISITION TRANSACTIONS (CONTINUED)
    Net sales and net income reported by REMEC and Airtech for periods prior to its acquisition are as follows:

                                                         YEARS ENDED JANUARY 31,
                                              ----------------------------------------------
                                                   1999            1998            1997
                                              --------------  --------------  --------------
Net sales:
    REMEC...................................  $  158,401,981  $  156,056,929  $  118,553,842
    Airtech.................................      20,812,986      34,951,000      13,089,000
                                              --------------  --------------  --------------
        Total...............................  $  179,214,967  $  191,007,929  $  131,642,842
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------
Net income (loss):
    REMEC...................................  $   10,327,725  $   14,735,358  $    4,972,323
    Airtech.................................     (15,159,000)         19,000      (2,115,000)
                                              --------------  --------------  --------------
        Total...............................  $   (4,831,275) $   14,754,358  $    2,857,323
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------

    Q-BIT CORPORATION

    In October 1997, REMEC acquired all of the outstanding shares of common stock of Q-bit, a manufacturer of amplifier based microwave components and multi-function modules, in exchange for 1,047,482 shares of REMEC's common stock. Prior to the combination, Q-bit's fiscal year ended on December 31. In recording the business combination, Q-bit's financial statements for the fiscal years ended December 31, 1995 and 1996 were combined with REMEC's for the fiscal years ended January 31, 1996 and 1997, respectively. Q-bit's net sales and net income for the one month period ended January 31, 1997 were $1,295,557 and $103,610, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Q-bit's results of operations and cash flows for the one-month period ended January 31, 1997 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 1998 results of operations and cash flows. Q-bit's revenues and net income for the period from February 1, 1997 through the date of acquisition totalled $12,315,818 and $1,578,333, respectively.

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

                                  REMEC, INC.

2. ACQUISITION TRANSACTIONS (CONTINUED)
    RADIAN TECHNOLOGY, INC.

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

    NANOWAVE TECHNOLOGIES INC.

    In October 1997, REMEC formed REMEC Canada (as a wholly owned subsidiary) for the purpose of facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules. Effective October 29, 1997, REMEC Canada acquired all of the outstanding

                                  REMEC, INC.

2. ACQUISITION TRANSACTIONS (CONTINUED)
common stock of Nanowave in exchange for cash consideration of $4,025,000 and 182,183 Dividend Access Shares with a fair value of $4,646,000 which was equal to the fair value of an equivalent number of common shares of REMEC on the date of acquisition. These Dividend Access Shares are convertible at any time into an equivalent number of shares of REMEC Common Stock at the option of the security holder. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $11,130,000 has been recorded as intangible assets (acquired technology, trademarks, assembled workforce and goodwill), and will be amortized over periods ranging from 9 to 15 years.

    Assuming that the acquisition of Nanowave had occurred on the first day of REMEC's fiscal year ended January 31, 1997, pro forma condensed consolidated results of operations would have been as follows (in thousands except per share amounts):

                                                                     YEARS ENDED JANUARY
                                                                             31,
                                                                    ----------------------
                                                                       1998        1997
                                                                    ----------  ----------
                                                                         (UNAUDITED)
Net sales.........................................................  $  195,532  $  137,523
Net income applicable to common shareholders......................      14,307       2,198

Earnings per share
  Basic...........................................................  $      .63  $      .12
  Diluted.........................................................  $      .61  $      .12

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

                                  REMEC, INC.

3. FINANCIAL STATEMENT DETAILS

    INVENTORIES

    Inventories consist of the following:

                                                                         JANUARY 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Raw Materials..................................................  $  21,999,579  $  19,529,388
Work in progress...............................................     16,406,379     17,873,537
                                                                 -------------  -------------
                                                                    38,405,958     37,402,925
Less unliquidated progress payments............................        (94,431)      (674,984)
                                                                 -------------  -------------
                                                                 $  38,311,527  $  36,727,941
                                                                 -------------  -------------
                                                                 -------------  -------------

    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,076,000 at January 31, 1999 and 1998, respectively.

    REMEC had a reserve for obsolete and unusable inventory of $3,804,000 and $3,210,000 as of January 31, 1999 and 1998, respectively.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                         JANUARY 31,
                                                                ------------------------------
                                                                     1999            1998
                                                                --------------  --------------
Land, building and improvements...............................  $    3,361,097  $    3,293,776
Machinery and equipment.......................................      74,261,052      58,533,070
Furniture and fixtures........................................       4,153,572       3,270,147
Leasehold improvements........................................       4,645,064       3,049,130
                                                                --------------  --------------
                                                                    86,420,785      68,146,123
Less accumulated depreciation and amortization................     (41,714,028)    (33,387,189)
                                                                --------------  --------------
                                                                $   44,706,757  $   34,758,934
                                                                --------------  --------------
                                                                --------------  --------------

                                  REMEC, INC.

3. FINANCIAL STATEMENT DETAILS (CONTINUED)
    INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist of the following:

                                                                         JANUARY 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Acquired technology............................................  $   8,358,556  $   8,358,556
Goodwill.......................................................      7,775,775      7,775,775
Trademarks and other intangible assets.........................      2,250,000      2,250,000
                                                                 -------------  -------------
                                                                    18,384,331     18,384,331
Less accumulated amortization..................................     (2,988,645)    (1,391,456)
                                                                 -------------  -------------
                                                                    15,395,686     16,992,875
Other assets...................................................      1,828,746        239,366
                                                                 -------------  -------------
                                                                 $  17,224,432  $  17,232,241
                                                                 -------------  -------------
                                                                 -------------  -------------

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

    The Company's Airtech subsidiary had a working capital facility with a bank that expired on November 30, 1998, although the bank has continued to allow borrowings under this agreement until a new credit facility can be finalized. Interest accrues on borrowings under this facility at a rate of 1 1/4% over the banks base rate (6 1/4% at January 31, 1999). Borrowings under this facility are secured by substantially all of the assets of Airtech. At January 31, 1999, outstanding borrowings under this facility were approximately $75,000.

5. SHAREHOLDERS' EQUITY

    EQUITY OFFERINGS

    In March 1998, REMEC issued in a public offering an additional 1,990,000 shares of common stock. The net proceeds from this offering were $49,563,500. Certain shareholders also sold 1,000,000 shares of REMEC common stock as part of this offering.

                                  REMEC, INC.

5. SHAREHOLDERS' EQUITY (CONTINUED)
    In January 1997, REMEC issued in a public offering an additional 3,618,750 shares of common stock. The net proceeds from this offering were $51,971,875. Certain shareholders also sold 1,125,000 shares as part of this offering.

    In February 1996, REMEC completed an initial public offering of its common stock in which REMEC issued a total of 3,397,340 shares of common stock. The net proceeds from the offering were $15,649,209. Concurrent with the closing of REMEC's initial public offering, all of the then outstanding shares of REMEC's preferred stock were converted into 1,616,864 shares of common stock. In connection with REMEC's initial public offering, certain shareholders also sold 1,777,660 shares as part of the offering.

    In October 1996, the Company's Airtech subsidiary completed an initial public offering of its common stock in which Airtech issued the equivalent of approximately 602,000 shares of REMEC common stock in exchange for net proceeds of approximately $16.3 million.

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

                                  REMEC, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)

    A summary of REMEC's stock option activity and related information is as follows:

                                                                       YEARS ENDED JANUARY 31,
                                               ------------------------------------------------------------------------
                                                        1999                     1998                     1997
                                               -----------------------  -----------------------  ----------------------
                                                            WEIGHTED                 WEIGHTED                WEIGHTED
                                                             AVERAGE                  AVERAGE                 AVERAGE
                                                            EXERCISE                 EXERCISE                EXERCISE
                                                OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS      PRICE
                                               ----------  -----------  ----------  -----------  ---------  -----------
Outstanding--beginning of
  year.......................................   1,690,974   $   16.86      928,538   $    7.71     305,380   $    2.25
  Granted....................................   1,141,120       15.99    1,024,214       22.42     668,012        9.90
  Exercised..................................     (93,801)       4.85     (170,965)       4.37     (37,649)       2.37
  Forfeited..................................    (362,822)      25.44      (90,813)      10.17      (7,205)       6.79
                                               ----------  -----------  ----------  -----------  ---------       -----
Outstanding--end of year.....................   2,375,471   $   15.60    1,690,974   $   16.86     928,538   $    7.71
                                               ----------  -----------  ----------  -----------  ---------       -----
                                               ----------  -----------  ----------  -----------  ---------       -----

    The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 1999:

                                                              TOTAL OUTSTANDING
                                                    --------------------------------------
                                                                     WEIGHTED AVERAGE             TOTAL EXERCISABLE
                                                                --------------------------  ------------------------------
                                                    NUMBER OF     EXERCISE                   NUMBER OF   WEIGHTED AVERAGE
PRICE RANGE                                           SHARES        PRICE         LIFE        SHARES      EXERCISE PRICE
--------------------------------------------------  ----------  -------------      ---      -----------  -----------------
$ 1.61-$ 7.40.....................................     128,497    $    2.21           1.4      103,269       $    2.28
$ 7.41-$11.10.....................................     995,750    $    9.41           6.3      184,235       $    9.59
$11.11-$14.80.....................................     319,051    $   14.03           2.6      137,821       $   14.07
$14.81-$22.20.....................................     486,383    $   20.84           1.4      154,994       $   20.40
$22.21-$25.90.....................................     191,125    $   25.35           3.7       47,662       $   25.47
$25.91-$37.00.....................................     254,665    $   30.97           4.8       50,100       $   32.90
                                                    ----------                              -----------
Total Plan........................................   2,375,471    $   15.60           4.5      678,081       $   14.70
                                                    ----------                              -----------
                                                    ----------                              -----------

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

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price

                                  REMEC, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)
volatility. Because REMEC's employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of trade options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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

                                                                                YEARS ENDED JANUARY 31,
                                                                      -------------------------------------------
                                                                           1999           1998           1997
                                                                      --------------  -------------  ------------
Net income (loss) applicable to common shareholders:
  As reported.......................................................  $   (4,831,334) $  14,754,358  $  2,729,323
  Pro forma.........................................................     (11,267,648)    10,622,372      (159,811)

Earnings (loss) per share:
  As reported--
    Basic...........................................................  $         (.20) $         .65  $        .15
    Diluted.........................................................  $         (.20) $         .64  $        .15
  Pro forma--
    Basic...........................................................  $         (.46) $         .47  $       (.01)
    Diluted.........................................................  $         (.46) $         .46  $       (.01)

Weighted average fair value of options granted during the year......  $        12.92  $       11.48  $       5.09

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

                                  REMEC, INC.

6. COMMITMENTS (CONTINUED)
certain quarterly profit levels by REMEC. Employees vest immediately in their contributions and company contributions vest over a two-year period. REMEC has charged to operations contributions of approximately $272,000, $399,000 and $218,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

    REMEC's Canadian subsidiary maintains a separate defined contribution retirement savings plan for substantially all of its employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contributions as specified in the plan agreement. Contributions to this plan totalled $49,000 and $19,000 in 1999 and 1998, respectively.

    REMEC's UK subsidiary maintains separate defined contribution retirement savings plans for substantially all of its employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contribution as specified in the plan agreements. Contributions to these plans totalled $271,000, $169,000 and $77,000 for the years ended January 31, 1999, 1998 and
1997, respectively.

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

    LEASES

    REMEC leases offices and production facilities under noncancelable agreements classified as operating leases. At January 31, 1999, future minimum payments under these operating leases are as follows:

                                                                          OPERATING LEASES
                                                                          ----------------
2000....................................................................   $    2,799,000
2001....................................................................        2,502,000
2002....................................................................        2,159,000
2003....................................................................        2,175,000
2004....................................................................        1,553,000
Thereafter..............................................................          413,000
                                                                          ----------------
Total minimum lease payments............................................   $   11,601,000
                                                                          ----------------
                                                                          ----------------

    Certain of these lease agreements include renewal options.

    Rent expense totaled $3,775,000, $3,623,000, and $2,846,000 during fiscal 1999, 1998 and 1997, respectively.

                                  REMEC, INC.

6. COMMITMENTS (CONTINUED)
    CAPITAL EXPENDITURE

    REMEC has entered into an agreement for the purchase of land and a manufacturing facility in Costa Rica with a purchase price of $2,566,000. Deposits totalling $1,486,000 have been made in connection with this agreement. Such deposits are included in other assets in REMEC's consolidated balance sheet as of January 31, 1999.

7. INCOME TAXES

    For financial reporting purposes, income before taxes includes the following components:

                                                       YEARS ENDED JANUARY 31,
                                             --------------------------------------------
                                                  1999           1998           1997
                                             --------------  -------------  -------------
Pretax income (loss):
  United States............................  $   10,209,758  $  22,272,438  $   8,869,450
  Foreign..................................     (13,168,009)     1,367,719     (2,232,460)
                                             --------------  -------------  -------------
                                             $   (2,958,251) $  23,640,157  $   6,636,990
                                             --------------  -------------  -------------
                                             --------------  -------------  -------------

    Temporary differences and carry forwards which give rise to a significant portion of the net deferred tax assets and liabilities included in the accompanying consolidated balance sheets at January 31, 1999 and 1998 are shown below. As of January 31, 1999, a valuation allowance of $4,795,000 has been recognized as an offset to the deferred tax assets related to the jurisdictions in which realization of such assets is uncertain. The valuation allowances arose due primarily to net operating losses of Airtech which are not deductible for US purposes and which the deductibility for UK purposes is uncertain.

                                                                       JANUARY 31,
                                                               ---------------------------
                                                                   1999           1998
                                                               -------------  ------------
Deferred tax liabilities:
  Tax over book depreciation.................................  $   4,132,000  $  4,270,000
  Inventory costs capitalized................................      1,037,000       846,000
  Other......................................................         36,000         2,000
                                                               -------------  ------------
  Total deferred tax liabilities.............................      5,205,000     5,118,000
                                                               -------------  ------------
Deferred tax assets:
  Inventory and other reserves...............................      3,493,000     3,696,000
  Deferred rent..............................................             --        65,000
  Accrued expenses...........................................      1,588,000     1,623,000
  Net operating loss.........................................      4,791,000        71,000
  Other......................................................        421,000       981,000
                                                               -------------  ------------
Total deferred tax assets....................................     10,293,000     6,436,000
Valuation allowance..........................................     (4,795,000)           --
                                                               -------------  ------------
                                                                   5,498,000     6,436,000
                                                               -------------  ------------
Net deferred tax assets......................................  $     293,000  $  1,318,000
                                                               -------------  ------------
                                                               -------------  ------------

                                  REMEC, INC.

7. INCOME TAXES (CONTINUED)
    The provision for taxes based on income consists of the following:

                                                          YEARS ENDED JANUARY 31,
                                                 -----------------------------------------
                                                     1999          1998           1997
                                                 ------------  -------------  ------------
Current:
  Federal......................................  $  1,165,000  $   7,933,000  $  3,910,000
  Foreign......................................        20,000        546,000            --
  State........................................      (306,000)     1,634,000       874,000

Deferred:
  Federal......................................     1,085,000     (1,188,000)     (646,000)
  Foreign......................................        11,000        147,000      (237,000)
  State........................................      (102,000)      (186,000)     (121,000)
                                                 ------------  -------------  ------------
                                                 $  1,873,000  $   8,886,000  $  3,780,000
                                                 ------------  -------------  ------------
                                                 ------------  -------------  ------------

    A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                                         YEARS ENDED JANUARY 31,
                                                --------------------------------------------------------------------------
                                                                                   1998                     1997
                                                          1999            -----------------------  -----------------------
                                                ------------------------                    %                        %
                                                   AMOUNT          %         AMOUNT        --         AMOUNT        --
                                                -------------  ---------  ------------             ------------
Tax at Federal rate...........................  $  (1,035,000)        35% $  8,274,000         35% $  2,323,000         35%
State income tax net of federal...............        747,000        (25)      941,000          4       605,000          9
Tax Credits...................................     (2,987,000)       101            --         --            --         --
Loss (Earnings) distributed to S Corporation
  shareholders................................             --         --      (642,000)        (3)      438,000          7
Increase in valuation-allowance...............      4,795,000       (162)           --         --            --         --
Non-deductible deferred compensation..........             --         --            --         --       402,000          6
Other.........................................        353,000        (12)      313,000          1        12,000         --
                                                                                               --                       --
                                                -------------        ---  ------------             ------------
                                                $   1,873,000        (64)% $  8,886,000        57% $  3,780,000         57%
                                                                                               --                       --
                                                                                               --                       --
                                                -------------        ---  ------------             ------------
                                                -------------        ---  ------------             ------------

    Approximately $2.0 million of the above tax credits are related to the recognition of research and development tax credits pertaining to previously filed tax returns.

    At January 31, 1999, the Company has approximately $14,917,000 of foreign net operating losses in the United Kingdom, which are available indefinitely.

    Prior to its acquisition by REMEC in October 1997, Q-bit Corporation had elected to be treated as an "S corporation" for income tax purposes and, accordingly, any liability for income taxes was that of the shareholders and not Q-bit.

8. SEGMENT INFORMATION

    Substantially all of the Company's operations are based in the United States. The Company's Airtech subsidiary is based in the United Kingdom and accounted for sales of $20,813,000, $34,951,000 and $13,089,000 in fiscal 1999,
1998 and 1997, respectively.

                                  REMEC, INC.

8. SEGMENT INFORMATION (CONTINUED)
    Substantially all of the Company's long-lived assets are also based in the United States. The Company's Airtech subsidiary had long-lived assets totalling $2,547,000 and $2,770,000 at January 31, 1999 and 1998, respectively. The
Company also had long-lived assets of $3,182,000 at its Costa Rican subsidiary at January 31, 1999.

    During fiscal 1999, 1998 and 1997, one customer accounted for 12%, 11% and 12%, respectively, of REMEC's net sales.

    Export sales were 5%, 6% and 6% of net sales for fiscal 1999, 1998 and 1997, respectively.

9. RELATED PARTY TRANSACTIONS

    An officer of REMEC holds certain interests in various suppliers to one of REMEC's subsidiaries. Amounts paid to these suppliers in fiscal 1999, 1998 and 1997 totaled $1,122,000, $2,667,000 and $1,054,000, respectively.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 1999.

                                REMEC, INC.

                                By:            /s/ RONALD E. RAGLAND
                                     -----------------------------------------
                                                 Ronald E. Ragland
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of REMEC and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
    /s/ RONALD E. RAGLAND         Chief Executive Officer
------------------------------    (Principal Executive         July 23, 1999
      Ronald E. Ragland           Officer)

              *
------------------------------  President, Chief Operating     July 23, 1999
        Errol Ekaireb             Officer and Director

                                Executive Vice President,
              *                   President of REMEC
------------------------------    Microwave Division and       July 23, 1999
        Jack A. Giles             Director

              *                 Director, Senior Vice
------------------------------    President and Chief          July 23, 1999
         Denny Morgan             Engineer

              *
------------------------------  Executive Vice President       July 23, 1999
        Joseph T. Lee             and Director

                                Chief Financial Officer,
   /s/ MICHAEL D. MCDONALD        Senior Vice President
------------------------------    and Secretary (Principal     July 23, 1999
     Michael D. McDonald          Financial and Accounting
                                  Officer)

              *
------------------------------  Director                       July 23, 1999
        Andre R. Horn

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  Director                       July 23, 1999
       Jeffrey M. Nash

              *
------------------------------  Director                       July 23, 1999
      Thomas A. Corcoran

              *
------------------------------  Director                       July 23, 1999
       William H. Gibbs

*By:    /s/ RONALD E. RAGLAND
      -------------------------
          Ronald E. Ragland
          ATTORNEY-IN-FACT

                                                                     SCHEDULE II

                                  REMEC, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                         BALANCE AT    CHARGED TO
                                                        BEGINNING OF   COSTS AND                   BALANCE AT END
                CONTRACT LOSS RESERVE                      PERIOD       EXPENSES     DEDUCTIONS      OF PERIOD
------------------------------------------------------  ------------  ------------  -------------  --------------
Year ended January 31, 1997...........................  $  1,370,000  $    821,991  $    (620,000)  $  1,571,991
Year ended January 31, 1998...........................     1,571,991       478,009             --      2,050,000
Year ended January 31, 1999...........................     2,050,000      (345,781)      (754,219)       950,000

                                                         BALANCE AT    CHARGED TO
                                                        BEGINNING OF   COSTS AND                   BALANCE AT END
     RESERVE FOR OBSOLETE AND UNUSABLE INVENTORY           PERIOD       EXPENSES     DEDUCTIONS      OF PERIOD
------------------------------------------------------  ------------  ------------  -------------  --------------
Year ended January 31, 1997...........................  $  1,357,000  $    655,000  $    (126,000)  $  1,886,000
Year ended January 31, 1998...........................     1,886,000     1,622,021       (298,000)     3,210,021
Year ended January 31, 1999...........................     3,210,021     2,722,062     (2,128,160)     3,803,923

                                  REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1999
                                 EXHIBIT INDEX

                                                                                                      SEQUENTIALLY
EXHIBIT NO.                                       DESCRIPTION                                        NUMBERED PAGES
-----------  --------------------------------------------------------------------------------------  ---------------
    3.1(1)   Restated Articles of Incorporation
    3.2(1)   By-Laws, as amended
   10.1(1)   Equity Incentive Plan
   10.2(1)   Employee Stock Purchase Plan
   10.3(1)   Form of Indemnification Agreements between REMEC and its officers and directors
   10.4(2)   1996 Nonemployee Directors Stock Option Plan
   10.5(3)   Second Amended and Restated Loan Agreement between REMEC and The Union Bank of
               California, N.A., dated June 25, 1998, as amended
   10.6(3)   Participation Agreement dated as of August 25, 1998 among REMEC, Union Bank of
               California, N.A., and certain other parties identified therein
   10.7(3)   Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as
               Certificate Trustee, and REMEC
   10.8(3)   Lessee Guarantee executed by REMEC dated as of August 25, 1998
   21.1(4)   Subsidiaries of REMEC
   23.1(4)   Consent of Ernst & Young LLP, Independent Auditors
   23.2(4)   Consent of Ireland San Filippo LLP, Independent Public Accountants
   23.3(4)   Consent of Bray, Beck & Koetter, Independent Auditors
   23.4(4)   Consent of Arthur Andersen, Independent Auditors
   23.5(4)   Consent of Binder Hamlyn, Independent Auditors
   24.1      Power of Attorney (included on Page S-1 of this Annual Report on Form 10-K)
   27.1(4)   Financial Data Schedule

------------------------

(1) Previously filed with the Securities and Exchange Commission on February 1, 1996 as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A.

(2) Previously filed with the Securities and Exchange Commission on November 25, 1996 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) and incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A.

(3) Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A.

(4) Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.