Form 10-Q
period 1999-07-30
REMEC INC
filed 1999-09-13
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JULY 30, 1999
                               -------------------------

Commission File Number                   0-27414
                               -------------------------

                                   REMEC, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     CALIFORNIA                       95-3814301
        ----------------------------------------------------------------
          (State of other jurisdiction of          I.R.S. Employer
           incorporation or organization)       Identification Number

                9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA 92123
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (858) 560-1301
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                NO
                         -----                   -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                   Outstanding as of: JULY 30, 1999
         -----------                ------------------------------------

         Common shares,
         $.01 par value                           25,193,772

Index                                                                           Page No.
-----                                                                           --------
PART I     FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:
                    Condensed Consolidated Balance Sheets...........................3
                    Condensed Consolidated Statements of Income (Loss)..............4
                    Condensed Consolidated Statements of Cash Flows.................5
                    Notes to Condensed Consolidated Financial Statements............6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................................9

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................14
Item 3.    Qualitative and Quantitative Disclosures About Market Risk..............14
Item 4.    Submission of Matters to a Vote of Security Holders.....................14
Item 6.    Exhibits and Reports on Form 8-K........................................15

SIGNATURES     ....................................................................16


PART I - FINANCIAL INFORMATION
ITEM 1

                                                    REMEC, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                            July 30,               January 31,
                                                              1999                    1999
                                                          -------------          -------------
ASSETS
Cash and cash equivalents                                 $  59,534,356          $  83,011,819

Accounts receivable, net                                     29,826,791             27,294,544

Inventories, net                                             40,247,493             38,311,527

Prepaid expenses and other current assets                     7,557,026              8,021,745
                                                          -------------          -------------
Total current assets                                        137,165,666            156,639,635


Property, plant and equipment, net                           59,014,797             44,706,757
Intangible and other assets, net                             27,138,034             17,224,432
                                                          -------------          -------------
                                                          $ 223,318,497          $ 218,570,824
                                                          -------------          -------------
                                                          -------------          -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                          $  10,552,686          $   8,155,490
Accrued expenses and other current liabilities               16,698,578             14,677,212
                                                          -------------          -------------
Total current liabilities                                    27,251,264             22,832,702

Deferred income taxes and other long-term liabilities         9,242,932              4,131,534

Shareholders' equity                                        186,824,301            191,606,588
                                                          -------------          -------------

                                                           $223,318,497           $218,570,824
                                                          -------------          -------------
                                                          -------------          -------------

SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                        Three months ended                  Six months ended
                                                                 ------------------------------     --------------------------------
                                                                 July 30, 1999    July 31, 1998     July 30, 1999      July 31, 1998
                                                                 -------------    -------------     -------------      -------------
Net sales                                                         $ 47,325,840     $ 44,365,827      $ 90,492,257       $ 95,002,887
Cost of sales                                                       37,464,164       39,982,272        69,893,920         75,024,112
                                                                  ------------     ------------      ------------       ------------
Gross profit                                                         9,861,676        4,383,555        20,598,337         19,978,775

Operating expenses:
Selling, general and administrative                                 10,362,869       11,103,361        19,514,314         19,994,121
Research and development                                             3,066,384        2,564,617         6,592,322          4,972,158
Transaction costs                                                       ---                             3,130,000             ---
                                                                  ------------     ------------      ------------       ------------
                                                                                         ---
Total operating expenses                                            13,429,253       13,667,978        29,236,636         24,966,279
                                                                  ------------     ------------      ------------       ------------
Loss from operations                                               (3,567,577)      (9,284,423)       (8,638,299)        (4,987,504)

Interest income                                                        550,086          729,634         1,249,697          1,433,687
                                                                  ------------     ------------      ------------       ------------
Loss before provision (credit) for income taxes                    (3,017,491)      (8,554,789)       (7,388,602)        (3,553,817)

Provision (credit) for income taxes                                  (205,106)      (2,014,413)       (1,131,318)            692,587
                                                                  ------------     ------------      ------------       ------------
Net loss                                                          ($2,812,385)     ($6,540,376)      ($6,257,284)       ($4,246,404)
                                                                  ------------     ------------      ------------       ------------
                                                                  ------------     ------------      ------------       ------------

Loss per share:
Basic                                                                  ($0.11)          ($0.26)           ($0.25)             (0.17)
                                                                  ------------     ------------      ------------       ------------
                                                                  ------------     ------------      ------------       ------------
Diluted                                                                ($0.11)          ($0.26)           ($0.25)             (0.17)
                                                                  ------------     ------------      ------------       ------------
                                                                  ------------     ------------      ------------       ------------

Shares used in computing loss per share:
Basic                                                               25,076,000       24,997,000        25,019,000         24,636,000
                                                                  ------------     ------------      ------------       ------------
                                                                  ------------     ------------      ------------       ------------
Diluted                                                             25,076,000       24,997,000        25,019,000         24,636,000
                                                                  ------------     ------------      ------------       ------------
                                                                  ------------     ------------      ------------       ------------

SEE ACCOMPANYING NOTES.

                                  REMEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                Six months ended
                                                        ---------------------------------
                                                        July 30, 1999       July 31, 1998
                                                        -------------       -------------
OPERATING ACTIVITIES
Net loss                                                 ($6,257,284)        ($4,246,404)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
Depreciation and amortization                              6,540,817           5,228,946
Changes in operating assets and liabilities:
Accounts receivable                                       (3,424,973)          2,579,226
Inventories                                                 (622,522)           (786,845)
Prepaid expenses and other current assets                    504,266          (2,626,081)
Accounts payable                                           2,443,657          (4,517,637)
Accrued expenses, deferred income taxes and
  other long-term liabilities                              2,437,601            (267,324)
                                                        ------------        ------------
Net cash provided (used) by operating activities           1,621,562          (4,636,119)

INVESTING ACTIVITIES
Additions to property, plant and equipment               (16,068,178)        (12,498,572)
Payment for acquisitions, net of cash acquired            (5,825,237)                ---

Other assets                                              (9,578,320)           (198,993)
                                                        ------------        ------------
Net cash used by investing activities                    (31,471,735)        (12,697,565)

FINANCING ACTIVITIES
Borrowings under credit facilities and long-term debt      6,026,147             652,128
Repayments on credit facilities and long-term debt        (1,339,616)           (387,107)
Proceeds from issuance of common stock                     1,955,829          51,452,665
                                                        ------------        ------------
Net cash provided by financing activities                  6,642,360          51,717,686
Effect of exchange rate changes on cash                       (6,462)           (101,399)
                                                        ------------        ------------
Increase (decrease) in cash and cash equivalents         (23,214,275)         34,282,603
Cash and cash equivalents at beginning of period          83,011,819          47,966,101
Adjustment for net cash activity of pooled companies        (263,188)                ---
                                                        ------------        ------------
Cash and cash equivalents at end of period              $ 59,534,356        $ 82,248,704
                                                        ------------        ------------
                                                        ------------        ------------

SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1999 included in REMEC's Annual Report on Form 10-K/A. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of July 30, 1999 and the results of its operations for the three and six months periods ended July 30, 1999 and July 31, 1998. The results of operations for the interim period ended July 30, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         On April 29, 1999, REMEC acquired Airtech plc in a transaction accounted for as a pooling of interests. Accordingly, REMEC's consolidated financial statements for all periods prior to this acquisition have been restated to include Airtech's financial position, results of operations and cash flows.

         During 1998, REMEC adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information." SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. REMEC's comprehensive income is not materially different from net income. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. REMEC operates in one business and operating segment only, and therefore adoption of this standard did not have a material impact on REMEC's financial statements.

         The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including REMEC's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in REMEC's Annual Report on Form 10-K/A as amended, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Other than as required by applicable law, REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2.       BASIC AND DILUTED LOSS PER SHARE

         Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options outstanding. Both the basic and diluted loss per common share for the three and six months ended July 30, 1999 and July 31, 1998 are based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options outstanding; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented.

3.       INVENTORIES

         Inventories consist of the following:

                                                                   Six months ended
                                                           ------------------------------------
                                                           July 30, 1999       January 31, 1999
                                                           -------------       ----------------
         Raw materials                                      $23,448,361           $21,995,702
         Work in progress                                    16,887,589            16,410,256
                                                            -----------           -----------
                                                             40,335,950            38,405,958
         Less unliquidated progress payments                   (88,457)              (94,431)
                                                            -----------           -----------
                                                            $40,247,493           $38,311,527
                                                            -----------           -----------
                                                            -----------           -----------

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,171,000 and $2,076,000 at July 30, 1999 and January 31, 1999,
         respectively.

4.       ACQUISITIONS

         AIRTECH PLC ("AIRTECH")

         On April 29, 1999, REMEC acquired Airtech, a United Kingdom - based manufacturer of coverage enhancement products for wireless mobile communications networks, in exchange for approximately 1.7 million shares of REMEC's common stock. Prior to the combination, Airtech's fiscal year ended on December 31, 1998. In recording the business combination, Airtech's financial statements for the three and six month periods ended July 30, 1999 were combined with REMEC's for the same periods. Airtech's statements of operations and cash flows for the three and six months ended June 30, 1998 were combined with REMEC's for the three and six months ended July 31, 1998. Airtech's balance sheet as of December 31, 1998 was combined with REMEC's as of January 31, 1999.

         Included in the consolidated statement of operations for the six months ended July 30, 1999 are costs of approximately $3.0 million related to the acquisition of Airtech. These costs are comprised primarily of professional fees and other transaction costs associated with the merger.

         Net sales and net income reported by REMEC and Airtech for the periods prior to the acquisition are as follows:

                               Three months ended                     Six months ended
                        --------------------------------      -------------------------------
                        July 30, 1999      July 31, 1998      July 30 1999      July 31, 1998
                        -------------      -------------      ------------      -------------
        Net Sales:
        REMEC             $41,660,370        $39,634,681       $79,189,904        $85,386,065
        Airtech             5,665,470          4,731,146        11,302,353          9,616,822
                         ------------       ------------      ------------       ------------
                          $47,325,840        $44,365,827       $90,492,257        $95,002,887
                         ------------       ------------      ------------       ------------
        Net Income:
        REMEC                $230,657         $2,524,852       ($1,532,652)        $6,932,986
        Airtech            (3,043,042)        (9,065,228)       (4,724,632)       (11,179,390)
                         ------------       ------------      ------------       ------------
                          ($2,812,385)       ($6,540,376)      ($6,257,284)       ($4,246,404)
                         ------------       ------------      ------------       ------------
                         ------------       ------------      ------------       ------------

         WACOM PRODUCTS, INC. ("WACOM PRODUCTS").

         In March 1999, REMEC formed a limited partnership, REMEC WACOM, L.P. (REMEC WACOM), for the purpose of acquiring WACOM Products, a manufacturer of commercial radio frequency filters for specialized communications applications. On March 29, 1999, REMEC WACOM acquired the assets and assumed all of the obligations of WACOM Products, in exchange for cash consideration of $6,850,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of $1,867,000 is being carried as intangible assets, and will be amortized over 8 years. REMEC's consolidated financial statements include the results of REMEC WACOM from March 29, 1999 forward.

         Assuming that the acquisition of WACOM Products had occurred on February 1, 1998, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                                             Six months ended
                                                             ----------------
                                                    July 30, 1999          July 31, 1998
                                                    -------------          -------------
         Net sales                                     $91,588                $96,910
         Net income (loss)                             (6,096)                (4,061)
         Earnings (loss)  per share:
              Basic                                     ($.24)                 ($.16)
              Diluted                                   ($.24)                 ($.16)

         SMARTWAVES INTERNATIONAL ("SMARTWAVES")

         On February 12, 1999, REMEC acquired the assets of Smartwaves in exchange for cash consideration of $200,000 and 30,000 shares of REMEC's common stock with a fair value of $540,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets at their estimated fair values in accordance with the provisions of APB No. 16. The pro forma results of operations of REMEC and Smartwaves assuming that Smartwaves was acquired on February 1, 1998 would not be materially different than reported results.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of microwave multifunction modules ("MFM's") for microwave transmission systems used in defense applications and the commercial wireless telecommunications industry. REMEC's consolidated results of operations include the operations of REMEC Microwave, Inc. ("Microwave"), REMEC Wireless, Inc. ("Wireless"), Humphrey, Inc. ("Humphrey"), REMEC Magnum, Inc., ("Magnum"), REMEC Veritek, Inc. ("Veritek"), REMEC CSH, Inc. ("REMEC CSH"), REMEC Q-bit, Inc. ("Qbit"), REMEC Nanowave, Inc. ("Nanowave"), REMEC WACOM L.P. ("REMEC WACOM"), REMEC Airtech Ltd., ("Airtech") and REMEC, Inc. S.A., ("REMEC Costa Rica").

         On April 29, 1999, REMEC acquired the outstanding shares of Airtech in a transaction accounted for as a pooling of interests. Accordingly, all accompanying historical financial statement information has been restated to include Airtech's operations, assets and liabilities.

         In March 1999, REMEC acquired WACOM Products in a transaction accounted for as a purchase. The condensed consolidated statements of income and cash flows for the six month period ended July 30, 1999 include REMEC WACOM's results of operations from March 29, 1999. REMEC's July 30, 1999 balance sheet includes REMEC WACOM's assets and liabilities.

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

         Currently, REMEC derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. In certain circumstances, customers place purchase orders but release quantities incrementally against those purchase orders, subject to an agreed period of performance. At the time a purchase order is placed, REMEC records the entire amount of the purchase order as backlog, even if the customer releases quantities incrementally against the purchase order. An amount of REMEC's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or delays in shipments to any significant customer may have a material adverse effect on REMEC's business, financial condition and results of operations. For example, REMEC's results of operations beginning in the second quarter of fiscal 1999 have been adversely affected by the significant decline in commercial revenues from their level for the first quarter of fiscal 1999. This decline in commercial revenues was primarily attributable to requests by certain customers to delay deliveries of previously announced requirements. REMEC believes that some of the past customer delays were attributable to economic difficulties in the Asian markets or other international markets in which REMEC's customers operate, and to the increased competition among the participants in those markets. There can be no assurance that similar delays will not recur in the future. REMEC has also experienced continued pricing pressure on follow-on orders for existing defense programs on which REMEC participates, and REMEC anticipates that there will be fewer available defense programs to which it can market its products in the future. Failure of REMEC to replace sales attributable to a significant defense program or contract at the end of that program or contract, whether due to cancellation, spending cuts, budgetary constraints or otherwise, may have a material adverse effect on REMEC's business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                   Three months ended       Six months ended
                                                                   ------------------       ----------------
                                                                  July 30,    July 31,    July 30,    July 31,
                                                                  --------    --------    --------    --------
                                                                    1999        1998        1999        1998
                                                                    ----        ----        ----        ----
             Net sales...................................            100%        100%        100%        100%
             Cost of sales...............................             79          90          77          79
                                                                      --          --          --          --
             Gross profit................................             21          10          23          21
             Operating expenses:
             Selling, general & administrative...........             22          25          22          21
             Research and development....................              6           6           7           5
             Transaction costs ..........................             --          --           3          --
                                                                     ---         ---         ---         ---
             Total operating expenses....................             28          31          32          26
                                                                     ---         ---         ---         ---
             Income (loss) from operations...............             (7)        (21)         (9)         (5)
             Interest income ............................              1           2           1           1
                                                                     ---         ---         ---         ---
             Income (loss) before income taxes...........             (6)        (19)         (8)         (4)
             Provision (credit) for income taxes.........             --          (4)         (1)         --
                                                                     ---         ---         ---         ---
             Net income (loss)...........................            (6%)       (15%)        (7%)        (4%)
                                                                     ---         ---         ---         ---
                                                                     ---         ---         ---         ---


         NET SALES. Net sales were $47.3 million and $90.5 million for the three and six month periods ended July 30, 1999, representing an increase of $3.0 million or 7% and a decrease of $4.5 million or 5%, respectively, over the prior year periods. The fluctuations in sales during the three and six month periods ended July 30, 1999 was primarily due to fluctuations in demand from REMEC's commercial customers.

         GROSS PROFIT. Gross profit was $9.9 million and $20.6 million for the three and six month periods ended July 30, 1999, representing increases of $5.5 million or 125% and $.6 million or 3%, respectively, over the prior year periods. Gross margins were 21% and 23% for the three and six month periods ended July 30, 1999, compared with 10% and 21%, respectively, for the comparable prior year periods. Gross profits for the three and six month periods ended July 31, 1998 were adversely affected by costs associated with REMEC's Airtech subsidiary's MHA warranty upgrade program. The improvement in gross margins in the current fiscal year is primarily attributable to the reduction of such costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG &A") were $10.4 million and $19.5 million for the three and six month periods ended July 30, 1999, representing decreases of $.7 million or 7% and $.5 million or 2%, respectively, over the comparable prior year periods. The decrease in SG&A was primarily attributable to a decrease in accounting and legal expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.1 million and $6.6 million for the three and six month periods ended July 30, 1999, representing increases of $.5 million or 20% and $1.6 million or 33%, respectively, over the comparable prior year periods. These expenditures are almost entirely attributable to the commercial wireless business and reflect activity associated with new product development.

         TRANSACTION COSTS. REMEC's results of operations for the six months ended July 30, 1999 include $3.1 million of transaction costs associated with REMEC's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the comparable prior year period.

         INTEREST INCOME. Interest income was $.6 million and $1.2 million for the three and six month periods ended July 30, 1999 representing decreases of $.2 million or 25% and $.2 million or 13%, respectively, over the comparable prior year periods. The decrease in interest income was due to a decrease in the level of cash available for investing.

         PROVISION (CREDIT) FOR INCOME TAXES. REMEC reported a credit for income taxes of $1.1 million for the six months ended July 30, 1999 as compared to income tax expense of $.7 million recognized during the comparable prior year period. The credit reflects recognition of the tax benefit associated with REMEC's domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At July 30, 1999, REMEC had $109.9 million of working capital, which included cash and cash equivalents totaling $59.5 million. REMEC also has $13.0 million available under two credit facilities consisting of a $9.0 million revolving working capital line of credit and a $4.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of July 30, 1999, there were no borrowings outstanding under REMEC's credit facilities.

         During the six month period ended July 30, 1999, net cash provided by operations totaled $1.6 million as a $4.0 million increase in trade receivables and inventories was offset by a $4.9 million increase in trade accounts payable and other accrued expenses. The increase in trade receivables during this period was primarily due to the increase in sales from the previous quarter and an increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of the establishment of reserves for the anticipated costs of certain litigation and product warranty costs.

         Investing activities required $31.5 million during the six months ended July 30, 1999, primarily as a result of $16.1 million in capital expenditures, $5.8 million (net of cash acquired) paid in connection with the acquisition of WACOM Products and the assets of Smartwaves International, and a $9.6 million increase in other assets (which was primarily comprised of a $4.6 million investment in a unconsolidated company and a $5.0 million loan to this company). The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be significant as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $6.6 million during the six month period ended July 30, 1999, principally as a result of the proceeds borrowed under credit facilities, net of repayments, and net proceeds of $2.0 million generated by the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from exercises of stock options.

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

         In addition to testing existing information systems for year 2000 compliance, the Company is phasing in the installation of a new management information system which will be used by the Company and many of its operating subsidiaries in connection with internal financial information and reporting, production planning and manufacturing monitoring and procurement requirements. The purchase and installation of this system is estimated to cost approximately $2.0 million and will be paid for by the Company out of existing funds when installed at the various Company facilities. Although this system is not being purchased exclusively to address year 2000 compliance issues, this management information system is certified by the manufacturer to be year 2000 compliant. This system has been implemented in three of the Company's subsidiaries and is in the process of being implemented in two additional subsidiaries. The information systems in place at three of REMEC's remaining subsidiaries have also been upgraded to year 2000 compliance at a cost of approximately $250,000. REMEC recently completed the acquisition of Airtech plc and WACOM Products. REMEC has conducted year 2000 surveys at these subsidiaries and is in the process making the necessary changes to ensure year 2000 compliance. All year 2000 compliance activities will be completed prior to December 31, 1999.

         FACILITIES. REMEC is also testing all of its facilities and infrastructure systems, including the heating/ventilation/air conditioning
(HVAC) systems, security systems and health, safety and environment systems at each of its facilities. REMEC currently has manufacturing operations or management personnel in thirteen leased or Company-owned facilities. Based on its efforts to date, REMEC currently does not anticipate significant interruption of its operations due to the failure of its facilities and infrastructure systems to be year 2000 ready.

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

         COSTS. REMEC estimates that the aggregate costs for its year 2000 readiness program incurred by REMEC to date and anticipated to be incurred by REMEC through December 31, 1999 is approximately $400,000. Through August, 1999, REMEC estimates that it has incurred approximately $350,000 on internal and external costs relating to its year 2000 readiness program. No information technology or other capital expenditure projects have been delayed due to REMEC's year 2000 efforts and the costs relating thereto.

         WORST CASE SCENARIO: CONTINGENCY PLAN. The most reasonably likely worst case year 2000 scenario which may affect REMEC is a significant disruption in the business operations of REMEC's customers due to year 2000 problems. REMEC manufacturers components and systems for commercial customers and various government agencies. To the extent that the customers' business is disrupted by year 2000 problems, these customers may be unable to purchase or pay for REMEC's products which may have a material adverse effect on REMEC's business, financial condition and results of operation.

         UNCERTAINTIES. The above-description of REMEC's year 2000 efforts contains forward-looking statements, including: the expected state of readiness of REMEC's manufacturing equipment, information systems and facilities; the future impact on REMEC's business, financial condition and results of operation due to its year 2000 readiness; the anticipated state of readiness of REMEC's suppliers; the estimated costs associated with REMEC's year 2000 readiness program; and REMEC's most reasonably likely worst case scenario. There are many factors that could cause REMEC's actual results to differ materially from those year 2000 related forward-looking statements.

         Some of the factors that could effect the anticipated impact of REMEC's year 2000 readiness include the availability and cost of personnel trained in this area, the ability of REMEC personnel, vendors, customers and suppliers to locate and correct all relevant computer codes; the reliability of statements of third parties (customers, suppliers and vendors) regarding their own year 2000 readiness; and similar uncertainties. In addition, the anticipated costs of any year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. Many of these factors and assumptions are beyond REMEC's control and no assurances can be given that REMEC, its suppliers and customers will be able to resolve all of their year 2000 readiness problems in a timely manner to avoid a material adverse effect on REMEC's business, financial condition or results of operations.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         CLASS ACTION LAWSUIT. On April 19, 1999, a class action lawsuit was filed against REMEC, certain of its officers and directors and the investment bankers who served as co-lead underwriters in REMEC's February 1998 public offering. The lawsuit was filed by the law firm Milberg Weiss Bershad Hynes and Lerach and two of its co-counsel in the United States District Court for the Southern District of California as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by REMEC and the other defendants between December 1, 1997 and June 12, 1998. The complaints in the lawsuit do not specify an amount of claimed damages. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously. In addition, REMEC believes the ultimate resolution will not have a material adverse effect on REMEC's financial condition, results of operations or liquidity. However, there can be no assurance that an adverse result would not have a material adverse effect on REMEC.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At July 30, 1999, REMEC had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. REMEC also will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under its current policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC's held-to-maturity securities would not materially effect the fair value of these securities at July 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of REMEC was held on June 4, 1999. The following items were voted upon by the shareholders with all items being approved.

         1. To elect nine directors to serve for the ensuing year and until their successors are elected.

                             Votes for    Votes against or withheld      Votes abstained         Broker non-votes
                             ---------    -------------------------      ---------------         ----------------
Ronald E. Ragland            20,423,485                     224,600             -                        -
Errol Ekaireb                20,420,872                     227,213             -                        -
Jack A. Giles                20,423,557                     224,528             -                        -
Joe Lee                      20,421,222                     226,863             -                        -
Denny E. Morgan              20,423,876                     224,209             -                        -
Thomas A. Corcoran           20,435,541                     212,544             -                        -
William H. Gibbs             20,435,641                     212,444             -                        -
Andre R. Horn                20,435,741                     212,344             -                        -
Jeffrey M. Nash              20,435,741                     212,344             -                        -


         2. To approve an amendment to REMEC's Equity Incentive Plan to increase the number of shares available for issuance.

      Votes for      Votes against or withheld          Votes abstained         Broker non-votes
      ---------      -------------------------          ---------------         ----------------
     13,402,896                      3,779,444                  259,155                3,206,590

         3. To approve an amendment to REMEC's Employee Stock Purchase Plan to increase the number of shares available for issuance.

      Votes for      Votes against or withheld          Votes abstained         Broker non-votes
      ---------      -------------------------          ---------------         ----------------
     16,014,211                      1,314,282                  254,469                3,065,123

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         -         Exhibit 27    -  Financial Data Schedule

(b) There were no reports on Form 8-K filed by the registrant during the quarter ended July 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:      /s/ Ronald E. Ragland
         ------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:      /s/ Michael D. McDonald
         ------------------------------------
         Michael D. McDonald
         Chief Financial and Accounting Officer and Secretary


Date:    September 13, 1999

EXHIBIT INDEX


Exhibit
Number

27                Financial Data Schedule