Form 10-Q
period 1999-10-29
REMEC INC
filed 1999-12-13
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              OCTOBER 29, 1999
                              -------------------------------------------------

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

                           YES     X              NO
                              ----------             ----------

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                   Outstanding as of: OCTOBER 29, 1999
         -----------                ---------------------------------------

         Common shares,
          $.01(cent)par value                     25,285,619

Index                                                                                     Page No.
-----                                                                                     --------
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:
                        Condensed Consolidated Balance Sheets...................................3
                        Condensed Consolidated Statements of Income.............................4
                        Condensed Consolidated Statements of Cash Flows.........................5
                        Notes to Condensed Consolidated Financial Statements....................6
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................9

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings............................................................14
Item 3.           Qualitiative and Quantitive Disclosures About Market Risk....................14
Item 6.           Exhibits and Reports on Form 8-K.............................................14

SIGNATURES.....................................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                               October 29,             January 31,
                                                               -----------             -----------
                                                                   1999                   1999
                                                                   ----                   ----
ASSETS

Cash and cash equivalents                                      $54,868,513             $83,011,819
Accounts receivable, net                                        33,498,335              27,294,544
Inventories, net                                                42,595,717              38,311,527
Prepaid expenses and other current assets                        7,009,371               8,021,745
                                                                 ---------               ---------
Total current assets                                           137,971,936             156,639,635

Property, plant and equipment, net                              60,436,284              44,706,757
Intangible and other assets, net                                26,719,364              17,224,432
                                                                ----------              ----------
                                                              $225,127,584            $218,570,824
                                                              ------------            ------------
                                                              ------------            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                               $11,338,305              $8,155,490
Accrued expenses and other current liabilities                  17,996,319              14,677,273
                                                                ----------              ----------
Total current liabilities                                       29,334,624              22,832,763

Deferred income taxes and other long-term liabilities            9,249,360               4,131,534

Shareholders' equity                                           186,543,600             191,606,527
                                                               -----------             -----------
                                                              $225,127,584            $218,570,824
                                                              ------------            ------------
                                                              ------------            ------------


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                Three months ended                Nine months ended
                                                         -------------------------------------------------------------------
                                                            October 29,       October 30,    October 29         October 30,
                                                               1999              1998           1999               1998
                                                               ----              ----           ----               ----
Net sales                                                  $48,370,547       $41,685,743    $138,862,804       $136,688,630
Cost of sales                                               35,979,435        29,892,293     105,873,355        104,916,405
                                                          ------------       -----------    ------------       ------------
Gross profit                                                12,391,112        11,793,450      32,989,449         31,772,225

Operating expenses:
Selling, general and administrative                          9,739,124         8,825,309      29,253,437         28,819,430
Research and development                                     3,765,384         2,768,661      10,357,706          7,740,819
Transaction costs                                                  ---               ---       3,130,000                ---
                                                          ------------       -----------    ------------       ------------
Total operating expenses                                    13,504,508        11,593,970      42,741,143         36,560,249
                                                          ------------       -----------    ------------       ------------
Income (loss) from operations                              (1,113,396)           199,480     (9,751,694)        (4,788,024)

Interest income                                                640,957           755,374       1,890,654          2,189,061
                                                          ------------       -----------    ------------       ------------

Income (loss) before income taxes                            (472,439)           954,854     (7,861,040)        (2,598,963)

Provision (credit) for income taxes                            647,047           554,232       (484,271)          1,246,815
                                                          ------------       -----------    ------------       ------------

Net income (loss)                                         ($1,119,486)          $400,622    ($7,376,769)       ($3,845,778)
                                                          ------------       -----------    ------------       ------------
                                                          ------------       -----------    ------------       ------------

Earnings (loss) per share:

Basic                                                          ($0.04)             $0.02         ($0.29)            ($0.16)
                                                               -------             -----         -------            -------
                                                               -------             -----         -------            -------

Diluted                                                        ($0.04)             $0.02         ($0.29)            ($0.16)
                                                               -------             -----         -------            -------
                                                               -------             -----         -------            -------


Shares used in computing earnings (loss) per share:

Basic                                                       25,213,000        24,926,000      25,093,000         24,742,000
                                                          ------------       -----------    ------------       ------------
                                                          ------------       -----------    ------------       ------------

Diluted                                                     25,213,000        25,042,000      25,093,000         24,742,000
                                                          ------------       -----------    ------------       ------------
                                                          ------------       -----------    ------------       ------------


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine months ended
                                                                                     October 29,         October 30,
                                                                                     -----------         -----------
                                                                                        1999               1998
                                                                                        ----               ----
      OPERATING ACTIVITIES
      Net loss                                                                        ($7,376,769)       ($3,845,778)
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                                      9,872,075          7,660,765
      Changes in operating assets and liabilities:
      Accounts receivable                                                              (7,089,394)          4,382,549
      Inventories                                                                      (2,920,847)        (3,443,833)
      Prepaid expenses and other current assets                                          1,049,287        (1,685,791)
      Accounts payable                                                                   2,968,874        (3,590,011)
      Accrued expenses, deferred income taxes and
        other long-term liabilities                                                      4,016,637            413,059
                                                                                      ------------        -----------
      Net cash provided (used) by operating activities                                     519,863          (109,040)

      INVESTING ACTIVITIES
      Additions to property, plant and equipment                                      (20,305,330)       (14,604,528)
      Payment for acquisitions, net of cash acquired                                   (5,825,237)                ---
      Other assets                                                                     (9,630,285)        (1,186,996)
                                                                                      ------------        -----------
      Net cash used by investing activities                                           (35,760,852)       (15,791,524)

      FINANCING ACTIVITIES
      Borrowings under credit facilities and long-term debt                              6,026,147            843,963
      Repayments on credit facilities and long-term debt                               (1,342,974)          (738,298)
      Proceeds from issuance of common stock                                             2,670,206         52,057,979
      Purchase and retirement of common stock                                                  ---        (2,851,406)
                                                                                      ------------        -----------
      Net cash provided by financing activities                                          7,353,379         49,312,238

      Effect of exchange rate changes on cash                                                7,492            153,431
                                                                                      ------------        -----------
      Increase (decrease) in cash and cash equivalents                                (27,880,118)         33,565,105
      Cash and cash equivalents at beginning of period                                  83,011,819         47,966,101
      Adjustment for net cash activity of pooled company                                 (263,188)                ---
                                                                                      ------------        -----------
      Cash and cash equivalents at end of period                                       $54,868,513        $81,531,206
                                                                                      ------------        -----------
                                                                                      ------------        -----------

SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1999 included in REMEC's Annual Report on Form 10-K/A. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of October 29, 1999 and the results of its operations for the three and nine month periods ended October 29, 1999 and October 30, 1998. The results of operations for the interim period ended October 29, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         On April 29, 1999, REMEC acquired Airtech plc in a transaction accounted for as a pooling of interests. Accordingly, REMEC's consolidated financial statements for all periods prior to this acquisition have been restated to include Airtech's financial position, results of operations and cash flows.

         During 1998, REMEC adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, are required to be reported, net of their related tax effect, to arrive at comprehensive income. REMEC's comprehensive income is not materially different than reported net income for the three and nine month periods ended October 29, 1999 and October 30, 1998. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. REMEC operates in one business and operating segment only, and therefore adoption of this standard did not have a material impact on REMEC's financial statements.

         The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including REMEC's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in REMEC's Annual Report on Form 10-K/A, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Other than as required by applicable law, REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2.       BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.

         Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options outstanding. Both the basic and diluted loss per common share for the three and nine months ended October 29, 1999 and for the nine months ended October 30,1998 are based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options outstanding; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for those periods.

3.       INVENTORIES

         Inventories consist of the following:

                                                           October 29, 1999       January 31, 1999
                                                           ----------------       ----------------
         Raw materials                                          $23,952,978            $21,995,702
         Work in progress                                        18,906,350             16,410,256
                                                                -----------            -----------
                                                                 42,859,328             38,405,958
         Less unliquidated progress payments                      (263,611)               (94,431)
                                                                -----------            -----------
                                                                $42,595,717            $38,311,527
                                                                -----------            -----------
                                                                -----------            -----------

         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $2,097,000 and $2,076,000 at October 29, 1999 and January 31, 1999,
         respectively.

4.       ACQUISITIONS

         AIRTECH PLC ("AIRTECH")

         On April 29, 1999, REMEC acquired Airtech, a United Kingdom - based manufacturer of coverage enhancement products for wireless mobile communications networks, in exchange for approximately 1.7 million shares of REMEC's common stock. Prior to the combination, Airtech's fiscal year ended on December 31, 1998. In recording the business combination, Airtech's financial statements for the three and nine month periods ended October 29, 1999 were combined with REMEC's for the same periods. Airtech's statements of operations and cash flows for the three and nine months ended September 30, 1998 were combined with REMEC's for the three and nine months ended October 30, 1998. Airtech's balance sheet as of December 31, 1998 was combined with REMEC's as of January 31, 1999.

         Included in the consolidated statement of operations for the nine months ended October 29, 1999 are costs of approximately $3.0 million related to the acquisition of Airtech. These costs are comprised primarily of professional fees and other transaction costs associated with the merger.

         Net sales and net income reported by REMEC and Airtech for the periods prior to the acquisition are as follows:

                                               Three months ended                           Nine months ended
                                     --------------------------------------       ---------------------------------------
                                     October 29, 1999      October 30, 1998       October 29, 1999       October 30, 1998
                                     ----------------      ----------------       ----------------       ----------------
           Net Sales:
           REMEC                          $43,954,111           $35,165,597           $123,144,015           $120,551,662
           Airtech                          4,416,436             6,520,146             15,718,789             16,136,968
                                            ---------             ---------             ----------             ----------
                                          $48,370,547           $41,685,743           $138,862,804           $136,688,630
                                          -----------           -----------           ------------           ------------
                                          -----------           -----------           ------------           ------------
           Net Income (Loss):
           REMEC                           $1,251,801            $1,345,838             ($280,851)             $8,278,828
           Airtech                        (2,371,287)             (945,216)            (7,095,918)           (12,124,606)
                                          -----------             ---------            -----------           ------------
                                         ($1,119,486)              $400,622           ($7,376,769)           ($3,845,778)
                                          -----------           -----------           ------------           ------------
                                          -----------           -----------           ------------           ------------


         WACOM PRODUCTS, INC. ("WACOM PRODUCTS").

         In March 1999, REMEC formed a limited partnership, REMEC WACOM, L.P. ("REMEC WACOM"), for the purpose of acquiring WACOM Products, a manufacturer of commercial radio frequency filters for specialized communications applications. On March 29, 1999, REMEC WACOM acquired the assets and assumed all of the obligations of WACOM Products, in exchange for cash consideration of $6,850,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of $1,867,000 is being carried as intangible assets, and will be amortized over 8 years. REMEC's consolidated financial statements include the results of REMEC WACOM from March 29, 1999 forward.

         Assuming that the acquisition of WACOM Products had occurred on February 1, 1998, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                                           Nine months ended
                                                           -----------------
                                                October 29, 1999      October 30, 1998
                                                ----------------      ----------------
                  Net sales                             $139,959              $140,261
                  Net loss                               (7,215)               (2,946)
                  Loss per share:
                       Basic                              ($.29)                ($.12)
                       Diluted                            ($.29)                ($.12)


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

         In March 1999, REMEC acquired WACOM Products in a transaction accounted for as a purchase. The condensed consolidated statements of income and cash flows for the nine month period ended October 29, 1999 include REMEC WACOM's results of operations from March 29, 1999. REMEC's October 29, 1999 balance sheet includes REMEC WACOM's assets and liabilities.

         REMEC's research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, historical REMEC funded research and development expenses related to defense programs have been minimal. As REMEC's commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. REMEC expects this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales. The expansion of REMEC's commercial business also has resulted in increased inventory obsolescence. Although REMEC has added additional inventory management controls, the commercial business is subject to more frequent product changes and therefore, inventory obsolescence may continue at current levels or increase.

         Currently, REMEC derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. In certain circumstances, customers place purchase orders but release quantities incrementally against those purchase orders, subject to an agreed period of performance. At the time a purchase order is placed, REMEC records the entire amount of the purchase order as backlog, even if the customer releases quantities incrementally against the purchase order. An amount of REMEC's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or delays in shipments to any significant customer may have a material adverse effect on REMEC's business, financial condition and results of operations. For example, REMEC's results of operations during fiscal 1999 were adversely affected by a significant decline in commercial revenues from their prior levels. This decline in commercial revenues was primarily attributable to requests by certain customers to delay deliveries of previously announced requirements. REMEC believes that some of these delays were attributable to economic difficulties in the Asian markets or other international markets in which REMEC's customers operate, and to the increased competition among the participants in those markets. There can be no assurance that similar delays will not recur in the future.

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

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                 Three Months Ended             Nine Months Ended
                                                                 ------------------             -----------------
                                                             October 29,    October 30,    October 29,     October 30,
                                                                1999           1998            1999           1998
                                                                ----           ----            ----           ----
             Net sales...................................          100%           100%            100%           100%
             Cost of sales...............................            74             72              76             77
                                                                     --             --              --             --
             Gross profit................................            26             28              24             23
             Operating expenses:
             Selling, general & administrative...........            20             21              21             21
             Research and development....................             8              7               8              6
             Transaction costs...........................            --             --               2             --
                                                                     --             --               -             --
             Total operating expenses....................            28             28              31             27
                                                                     --             --              --             --
             Income (loss) from operations...............           (2)             --             (7)            (4)
             Interest income ............................             1              2               1              2
                                                                      -              -               -              -
             Income (loss) before income taxes...........           (1)              2             (6)            (2)
             Provision (credit) for income taxes.........             1              1             (1)              1
                                                                      -              -             ---              -
             Net income (loss)...........................          (2%)             1%            (5%)           (3%)
                                                                   ----             --            ----           ----
                                                                   ----             --            ----           ----

         NET SALES. Net sales were $48.4 million and $138.9 million for the three and nine month periods ended October 29, 1999, representing increases of $6.7 million (16%) and $2.2 million (2%), respectively, over the comparable prior year periods. Results of operations for the three and nine month periods ended October 29, 1999 include revenues of $1.1 million and $2.6 million, respectively, generated by REMEC WACOM. As this subsidiary was acquired in March 1999, fiscal 1999 results include no revenues from REMEC WACOM. The remainder of the sales fluctuations during these periods was primarily due to fluctuating demand from REMEC's commercial customers.

         GROSS PROFIT. Gross profit was $12.4 million and $33.0 million for the three and nine month periods ended October 29, 1999, representing increases of $.6 million (5%) and $1.2 million (4%), respectively, over the comparable prior year periods. The increase in gross profit in absolute dollar terms is primarily due to the increase in sales discussed above. Gross margins were 26% and 24% for the three and nine month periods ended October 29, 1999, compared with 28% and 23%, respectively, for the comparable prior year periods. The decline in gross margins during the three months ended October 29, 1999 as compared with the comparable prior year period is primarily due to pricing pressure in certain commercial segments in which the Company operates. Gross profits for the nine months ended October 30, 1998 were adversely affected by costs associated with Airtech's MHA warranty upgrade program. The improvement in gross margins in the comparable current year period is primarily attributable to the absence of such costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG & A") were $9.7 million and $29.3 million for the three and nine month periods ended October 29, 1999, representing increases of $.9 million (10%) and $.4 million (2%), respectively, over the comparable prior year periods. The increase in SG & A reflects the additional costs arising at REMEC WACOM (which was acquired during the current fiscal year) as well as the increase in personnel and other administrative costs resulting from Company's growth.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.8 million and $10.4 million for the three and nine month periods ended October 29, 1999, representing increases of $1.0 million (36%) and $2.6 million (34%), respectively, over the comparable prior year periods. These expenditures are almost entirely attributable to the Company's commercial wireless business and reflect activity associated with new product development.

         TRANSACTION COSTS. REMEC's results of operations for the nine months ended October 29, 1999 include $3.1 million of transaction costs associated with REMEC's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the comparable prior year period.

         INTEREST INCOME. Interest income was $.6 million and $1.9 million for the three and nine month periods ended October 29, 1998 representing decreases of $.1 million (15%) and $.3 million (14%), respectively, over the comparable prior year periods. The decrease in interest income was due to a decrease in the level of cash available for investing.

         PROVISION (CREDIT) FOR INCOME TAXES. REMEC reported a credit for income taxes of $.5 million for the nine months ended October 29, 1999 as compared to income tax expense of $1.2 million recognized during the comparable prior year period. The credit reflects recognition of the tax benefit associated with REMEC's domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At October 29, 1999, REMEC had $108.6 million of working capital, which included cash and cash equivalents totaling $54.9 million. REMEC also has $13.0 million available under two credit facilities consisting of a $9.0 million revolving working capital line of credit and a $4.0 million revolving term loan. The borrowing rate under both credit facilities is based on a fixed spread over the London Interbank Offered Rate (LIBOR). The revolving working capital line of credit terminates July 3, 2000. The revolving period under the term loan expires July 1, 2000, at which time any loan amount outstanding converts to a term loan to be fully amortized and paid in full by January 2, 2004. As of October 29, 1999, there were no borrowings outstanding under these credit facilities.

         During the nine month period ended October 29, 1999, net cash provided by operations totaled $.5 million as a $10.0 million increase in trade receivables and inventories was offset by a $7.0 million increase in trade accounts payable and other accrued expenses. The increase in trade receivables during this period was primarily due to the increase in sales and an increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of the establishment of reserves for the anticipated costs of certain litigation and product warranty costs.

         Investing activities required $35.8 million during the nine months ended October 29, 1999, primarily as a result of $20.3 million in capital expenditures, $5.8 million (net of cash acquired) paid in connection with the acquisition of WACOM Products and the assets of Smartwaves International, and a $9.6 million increase in other assets (which was primarily comprised of a $4.6 million investment in a unconsolidated company and a $5.0 million loan to this same company). The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless telecommunications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be significant as a result of commercial wireless telecommunications expansion requirements. Financing activities generated approximately $7.4 million during the nine month period ended October 29, 1999, principally as a result of the proceeds borrowed under a mortgage obligation at the Company's Airtech subsidiary, net of repayments, and net proceeds of $2.7 million generated by the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from exercises of stock options.

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

         REMEC's Vice President of Information Technology is responsible for coordinating REMEC's efforts relating to year 2000 readiness. These efforts include the following phases: (i) identification of potential year 2000 problems; (ii) assessment of the potential impact on and risks to REMEC's business; (iii) determination of specific solutions; (iv) implementation of solutions; and (v) evaluation of all of the foregoing. The Vice President of Information Technology reports to REMEC's President and Chief Operating Officer on these matters. In addition, REMEC's Audit Committee and Board of Directors provide supervisorial oversight of REMEC's efforts relating to year 2000 readiness.

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

         In addition to testing existing information systems for year 2000 compliance, the Company is phasing in the installation of a new management information system which will be used by the Company and many of its operating subsidiaries in connection with internal financial information and reporting, production planning and manufacturing monitoring and procurement requirements. The purchase and installation of this system is estimated to cost approximately $2.0 million and will be paid for by the Company out of existing funds when installed at the various Company facilities. Although this system is not being purchased exclusively to address year 2000 compliance issues, this management information system is certified by the manufacturer to be year 2000 compliant. This system has been implemented in five of the Company's subsidiaries. The information systems in place at three of REMEC's remaining subsidiaries have also been upgraded to year 2000 compliance at a cost of approximately $250,000. REMEC recently completed the acquisition of Airtech plc and WACOM Products. REMEC has conducted year 2000 surveys at these subsidiaries and has made the necessary changes to ensure year 2000 compliance. All year 2000 compliance activities will be completed prior to December 31, 1999.

         FACILITIES. REMEC has tested all of its facilities and infrastructure systems, including the heating/ventilation/air conditioning (HVAC) systems, security systems and health, safety and environment systems at each of its facilities. REMEC currently has manufacturing operations or management personnel in thirteen leased or Company-owned facilities. Based on its efforts to date, REMEC currently does not anticipate any interruption of its operations due to the failure of its facilities and infrastructure systems to be year 2000 ready.

         SUPPLIERS. REMEC implemented a system to monitor the year 2000 readiness of its suppliers. The system included awareness/notification letters, warranties and a review of suppliers' web-site statements regarding year 2000 readiness. Based on information provided by its suppliers, REMEC does not anticipate any significant interruption of its business due to the inability of suppliers to be year 2000 compliant.

         COSTS. REMEC estimates that the aggregate costs for its year 2000 readiness program incurred by REMEC to date and anticipated to be incurred by REMEC through December 31, 1999 is approximately $400,000. Through November 1999, REMEC estimates that it has incurred approximately $350,000 on internal and external costs relating to its year 2000 readiness program. No information technology or other capital expenditure projects have been delayed due to REMEC's year 2000 efforts and the costs relating thereto.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At October 29, 1999, REMEC had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. REMEC also will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under its current policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC's held-to-maturity securities would not materially effect the fair value of these securities at October 29, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith:

                  -         Exhibit 27   -  Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended October 29, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:                  /s/Ronald E. Ragland
         -------------------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:                  /s/Michael D. McDonald
         ----------------------------------------------
         Michael D. McDonald
         Chief Financial Officer and Secretary


Date:    December 13, 1999

EXHIBIT INDEX


Exhibit
Number

27                Financial Data Schedule