Form 10-K
period 2000-01-31
REMEC INC
filed 2000-03-20
CIK 769874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                           OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27414

                                  REMEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                       95-3814301
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
             9404 CHESAPEAKE DRIVE,                                   92123
             SAN DIEGO, CALIFORNIA                                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 560-1301

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether REMEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that REMEC was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of REMEC on March 14, 2000 was approximately $1.046 billion based on the last reported sale price on the Nasdaq National Market of $48.00 per share of such stock on March 14, 2000.

     The number of outstanding shares of Registrant's Common Stock as of March 14, 2000 was 25,534,690.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for REMEC's Annual Meeting of Shareholders expected to be held on June 2, 2000, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        This document contains 86 pages.
                      The Exhibit Index begins on page 50.

                                  REMEC, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 2000

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.....................................................................    3
     ITEM 1.   BUSINESS....................................................    3
               Introduction................................................    3
               Industry Background.........................................    3
               The REMEC Solution..........................................    6
               Strategy....................................................    7
               Products....................................................    8
               Sales and Marketing.........................................    9
               Product and Manufacturing Groups............................   10
               Manufacturing...............................................   10
               Competition.................................................   11
               Research and Development....................................   11
               Government Regulations......................................   12
               Intellectual Property.......................................   12
               Employees...................................................   12
     ITEM 2.   PROPERTIES..................................................   13
     ITEM 3.   LITIGATION..................................................   13
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.............   13
PART II....................................................................   14
     ITEM 5.   MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS.....................................................   14
     ITEM 6.   SELECTED FINANCIAL DATA.....................................   15
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................   16
               Results of Operations.......................................   16
               Fiscal Year Ended January 31, 2000 vs. Fiscal Year Ended
               January 31, 1999............................................   16
               Fiscal Year Ended January 31, 1999 vs. Fiscal Year Ended
               January 31, 1998............................................   17
               Liquidity and Capital Resources.............................   18
               Year 2000...................................................   19
     ITEM      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       7(a).   RISK........................................................   19
               Interest Rate Risk..........................................   19
               Foreign Currency Exchange Rate..............................   19
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   19
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE....................................   19
PART III...................................................................   20
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REMEC...................   20
     ITEM 11.  EXECUTIVE COMPENSATION......................................   23
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..................................................   23
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   23
PART IV....................................................................   24
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.........................................................   24

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

ITEM 1. BUSINESS

INTRODUCTION

     We are a leading designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks. Our products are designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also develop and manufacture highly sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons. We manufacture products that operate at the full range of frequencies currently used in wireless communications transmission, including at radio frequencies, or RF, microwave frequencies and millimeter wave frequencies. By offering products that cover the entire frequency spectrum for wireless communications, we are able to address opportunities in the worldwide mobile wireless communications market as well as the global fixed access broadband wireless market.

INDUSTRY BACKGROUND

     DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY FOSTERS COMPETITION BY SERVICE PROVIDERS. Global telecommunications deregulation is fostering significant competition among providers of advanced communications services. In the U.S., regional Bell operating companies, such as Ameritech, Bell Atlantic, BellSouth, GTE, Pacific Bell, SBC Communications and US West, until recently were the exclusive owners and operators of the copper wire connections between network backbones and their subscribers, commonly known as the "last mile." The federal Telecommunications Act of 1996 intensified the competitive environment in the U.S. by requiring these telephone companies to provide access to portions of their networks, including the last mile, to competing service providers. Similar to the U.S., other countries have begun to privatize state-owned telecommunications companies to encourage competition among communications service providers. These events have been significant factors in creating worldwide competition in the communications services industry. To compete in this environment, many network service providers seek to differentiate themselves and increase market share by offering integrated voice, video and data services, which require broadband access and deployment of additional communications infrastructure equipment.

     DEMAND FOR HIGH SPEED INTERNET ACCESS AND OTHER DATA SERVICES INCREASES THE NEED FOR BROADBAND ACCESS. Consumers around the world are using the Internet for an ever increasing range of purposes, including email, high quality audio, streaming video and other multimedia services. Businesses are also using the Internet to enhance their reach to both residential and business consumers with applications such as electronic commerce, global marketing, customer support, web hosting, order fulfillment and supply management. The Internet also permits access to corporate data networks, including intranets and extranets, facilitating communication among corporate sites or with telecommuters or traveling employees. This increased usage requires an expanded capacity for the quick and reliable transmission of voice, video and data, which can be accomplished through broadband access.

     INCREASED DEMAND FOR MOBILE WIRELESS SERVICES NECESSITATES EXPANSION OF WIRELESS INFRASTRUCTURE. Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony and paging services through the transmission of voice and low speed data signals over analog cellular systems and digital personal communication systems, or PCS. It is estimated that the number of global cellular/PCS subscribers will grow from 308 million in 1998 to 975 million by 2003. Since each cellular or PCS base station has a finite capacity, the demand created by increased subscribers will require a substantial increase in capital investment in wireless communications infrastructure equipment. It is estimated that wireless base stations, cell site equipment and switch equipment sales will grow from $35.1 billion in 1998 to $75.2 billion in 2003.

     ADVANCES IN MOBILE WIRELESS COMMUNICATIONS NETWORK TECHNOLOGY WILL REQUIRE ADDITIONAL WIRELESS INFRASTRUCTURE EQUIPMENT. The capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and level of service demands, service providers are expanding their current infrastructure and also are implementing new wireless technologies, such as third generation, or 3G, networks. The level of technology advancement used in wireless mobile networks is generally grouped into the following three categories:

     - First generation, or 1G, networks. These mobile networks feature analog technology that provides voice and low speed data services.

     - Second generation, or 2G, networks. Second generation cellular networks feature digital technology, including PCS. Digital technology provides network service providers and subscribers with advantages over analog technology, including increased system capacity, secure voice communications, short messaging service and other enhanced services. This technology can be implemented with new infrastructure or as an expansion of existing IG networks.

     - Third generation, or 3G, networks. Third generation cellular networks feature increased capacity and data speeds that permit wireless transmission of integrated voice, video and data traffic. This technology can be implemented with new infrastructure or also as an equipment overlay to existing 2G networks. Network services providers are anticipated to begin to upgrade their networks to 3G levels over the next few years as regulatory agencies around the world begin to license the frequency band for this digital technology. Licenses to use this frequency band have been recently awarded in Japan and are expected to be awarded in Europe in 2000, with the U.S. following over the next several years.

     COPPER WIRE, CABLE AND FIBER OPTIC BROADBAND ACCESS IS COSTLY TO DEPLOY AND HAS OTHER LIMITATIONS. Applications requiring high capacity data transmission or high speed Internet access traditionally have been satisfied through deployment of broadband last mile connections consisting of enhanced copper wire called digital subscriber lines, or DSL, coaxial cable and fiber optic cable, each of which are described below:

     - Digital subscriber line. DSL has a data transmission rate of up to 1.5 Mbps. While the necessary copper infrastructure for DSL is already in place through existing telephone copper wires, transmission rates and availability are limited by the quality of the subscriber's existing copper wire infrastructure and distance from the telephone company switch.

     - Coaxial cable. Cable has a data transmission rate of up to 27 Mbps. As with DSL, the necessary cable infrastructure for residential use is already in place. However, existing cable networks must be upgraded to provide for two-way data transmission, and many businesses are not currently wired for cable.

     - Fiber optic cable. Fiber optic networks have data transmission rates of up to 10 billion bits per second, or 10 Gbps, the fastest rate of any current broadband access solution. However, optic cable is very expensive to deploy and may exceed the data transmission needs of many subscribers.

     Currently to add capacity, these land line networks require right of way access and a labor intensive process of physically laying wires or cables in order to connect consumers to the network backbone. As a result of the difficulties in deploying additional wires or cables, increased demand for communication access may create a "last mile bottleneck" between subscribers and the backbone of these land line networks.

     FIXED ACCESS BROADBAND WIRELESS TECHNOLOGY IS EMERGING AS A COST EFFECTIVE ALTERNATIVE TO BROADBAND LAND LINE TRANSMISSION. New fixed access broadband wireless technology can provide quality of service comparable to the best land line network alternatives at speeds that are significantly faster than conventional copper wire-based networks. Fixed access broadband wireless technology is designed to be integrated with the existing network backbone to address the last mile bottleneck problem. In addition, certain types of fixed access broadband wireless technology provide an alternative for selective network backbone applications. Broadband wireless systems include point-to-point-to-multipoint and satellite-to-multipoint broadband technologies, which are described below:

     - Point-to-point wireless. Point-to-point wireless systems generally have data transmission rates of up to 155 Mbps. While point-to-point systems have traditionally been deployed for high capacity trunking applications between two wireless telephony networks, recently they have been used to interconnect digital cellular networks. Point-to-point wireless networks can also provide a last mile connection for large communications end users, such as large office buildings, hospitals and universities.

     - Point-to-multipoint wireless. Point -to- multipoint wireless systems generally have data transmission rates of up to 500 Mbps. Point-to-multipoint wireless systems use a single central hub radio to serve multiple end users. Point- to- multipoint wireless systems have additional advantages over point-to-point wireless systems. These include reduced equipment costs as the addition of new customers requires only new customer premises equipment, as well as allocation of bandwidth based on demand, so customers only pay for what they use. As a result, point-to-multipoint systems can provide cost effective last mile access to customers that do not have as much traffic as point-to-point customers.

     - Satellite-to-multipoint wireless. The current generation of satellite-based multipoint systems are implemented with networks using very small aperture terminals, or VSATs. These networks are deployed for a wide range of business data applications such as point-of-sale transactions and inventory management. Recently, VSAT networks have been adapted for cost effective use in rural telephony applications, primarily in countries that do not have fully developed land line telephone networks. Recent advances in satellite digital processing and component and device technology, based on a newly licensed frequency spectrum called the Ka band, are being used in the development of broadband satellite networks such as Teledesic and Hughes Spaceway. These next generation satellite networks are designed to provide broadband access to residential and business users for applications such as high speed Internet access, videoconferencing and other data rich applications.

     FREQUENCY ALLOCATIONS BY THE FCC AND INTERNATIONAL AGENCIES MAY LEAD TO WIRELESS INFRASTRUCTURE EXPANSION. In response to the increasing demand for wireless communications services, regulatory bodies like the FCC and other international agencies continue to allocate new frequency spectrum. For example, the FCC has recently licensed several frequency bands, including bands for local multipoint distribution systems, or LMDS, and multichannel multipoint distribution systems, or MMDS, for two-way broadband wireless data services. The FCC has also adopted orders to allocate additional spectrum through auctions during 2000 which can be used by high speed data transmission service providers. It is anticipated that these frequencies could be used to deliver fixed wireless Internet access to business and residential customers. To take advantage of these licenses, network operators must deploy new infrastructures specific to the licensed frequency band. Each frequency band requires unique transmission equipment designed to work with the technical requirements of the particular band. Thus, as additional frequencies are allocated by regulatory agencies around the world, wireless infrastructure equipment must be deployed to commercialize these licenses.

     WIRELESS INFRASTRUCTURE OEMS RELY ON SUBSYSTEM PROVIDERS. In order to meet the demand for mobile wireless and fixed access broadband wireless services, service providers are turning to systems integrators or OEMs to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In addition, OEMs are looking to outsource the design and manufacture of highly integrated, reliable subsystems in a cost effective manner. This permits OEMs to accelerate their time to market and allows them to leverage their core competencies of full system design and integration. By outsourcing subsystems, OEMs promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

THE REMEC SOLUTION

     We are a leading designer and manufacturer of high frequency subsystems and integrated components used in the transmission of voice, video and data traffic over wireless communications networks and in defense applications. We market our products to OEMs of wireless communications networks and network services providers as well as to prime contractors in the defense industry.

     We believe that our core competencies enable us to effectively address the existing and emerging opportunities in the wireless communications infrastructure equipment and defense markets. These core competencies include the following:

     INTEGRATION EXPERTISE. We design high performance subsystems over a broad range of RF, microwave and millimeter frequencies, which require sophisticated component integration. By effectively integrating a number of required microwave functions into a single package, we are able to:

     - improve performance and reduce cost through reduction in product size and parts count;

     - enhance performance through optimal partitioning and implementation of functional elements; and

     - reduce cost by minimizing "over engineering," through avoiding, the use of higher performance, more costly components than are necessary in order to compensate for performance degradation resulting from inefficiencies due to combining stand alone components that are not designed to be integrated into one system.

     CONCURRENT ENGINEERING. We streamline and optimize the product development cycle by employing "concurrent engineering," which includes the following elements:

     - joint participation with our customers at the conceptual design stage, allowing us to suggest an architecture/ design that reduces cost and increases performance at the integrated subsystem level;

     - participation by our suppliers in the design process, thereby optimizing material and device selections; and

     - consideration of manufacturing constraints and limitations while developing a product design in order to expedite the implementation of the manufacturing process.

     VERTICAL INTEGRATION OF DESIGN AND MANUFACTURING. Vertical integration of design and manufacturing reduces product time to market and unit costs. With vertical integration, we retain control of each step of the design and manufacturing process while minimizing the use of outside sources and subcontractors for key manufacturing processes and services. This vertical integration also improves quality control, reliability and our ability to implement volume production. We have enhanced our vertical integration capability with recent acquisitions. These acquisitions include a surface mount board assembly manufacturer, as well as several microwave component companies that provide key functional capabilities to be used in the design of our integrated subsystems.

     BROAD FREQUENCY RANGE. Our technologies support the range of frequencies utilized for mobile wireless and broadband wireless applications. Our microwave technology expertise covers the full range of the frequency spectrum used for existing wireless communications. Many of our subsystem competitors only address select frequency bands in the subsystems they design, which makes them vulnerable to technological advances in products that use frequency bands they do not address. By being able to design and manufacture products across the breadth of the wireless communications market, we can better address our customers' needs and capitalize on our overall design and manufacturing capabilities.

STRATEGY

     Our objective is to build on the strength of our core competencies to be the supplier of choice of OEMs in the wireless infrastructure equipment industry and prime contractors in the defense electronics industry. Our strategy includes the following key elements:

     LEVERAGE TECHNOLOGY LEADERSHIP. Through seventeen years of leadership in high frequency applications in the defense and commercial industries, we believe that we have one of the most advanced portfolios of products encompassing RF, microwave and millimeter wave technologies. The skills that we developed in the defense industry and honed in the commercial wireless market have enabled us to develop solutions to achieve substantial reductions in the size and cost of wireless infrastructure equipment. We intend to continue to integrate additional functions into smaller packaging with fewer parts while meeting the reliability and performance specifications of next generation wireless infrastructure equipment.

     CONTINUE TO DEVELOP STRONG STRATEGIC ALLIANCES WITH CUSTOMERS. By forming lasting customer relationships through working closely with customers, we are better able to develop insight into their system requirements and to design specific products that meet their needs. We intend to continue to expand our key customer alliances with leading infrastructure OEMs, such as Motorola, Digital Microwave and Nokia, as well as working with emerging wireless equipment suppliers, such as SpectraPoint. In addition, we intend to expand our participation in significant defense programs with key prime contractors, such as Raytheon, Northrop Grumman and Lockheed Martin. We will concentrate our efforts on the commercial customers we believe will be the most successful in selling their systems to service providers that require high volume production.

     SUPPLY INTEGRATED MICROWAVE SUBSYSTEMS TO OEMS' WORLDWIDE OPERATIONS AND EXPAND OUR INTERNATIONAL PRESENCE. Historically, we have been primarily a supplier to the domestic operations of OEMs. Some of these and other OEMs also have a significant global presence, including operations in Europe and Asia. There is an opportunity to become the supplier for these OEMs in all of their global markets. We believe that we are one of only a few microwave subsystem companies that have the breadth of expertise in wireless communications technology necessary to service these OEMs' worldwide operations. In addition to servicing OEMs' worldwide operations, with our acquisition of United Kingdom-based Airtech, we intend to increase our operations in Europe, initially focusing on the mobile wireless market. We also intend to expand our existing sales offices in Kuala Lumpur, Malaysia and Beijing, China to increase our sales and distribution capabilities in Asia. Additional international activities may include entering into strategic partner relationships with local marketing or manufacturing companies in Asia.

     SUPPLY NICHE PRODUCTS DIRECTLY TO NETWORK SERVICE PROVIDERS. We intend to expand our marketing efforts to sell certain niche mobile wireless products directly to network service providers. Although we do not intend to enter into direct competition with our OEM customers, there are several niche microwave transmission products that are not being marketed aggressively by OEMs, including base station tower top products and mobile wireless coverage enhancement products. We intend to expand our efforts to market these products to network service providers when we can do so without competing directly with our OEM customers.

     ENHANCE HIGH VOLUME MANUFACTURING CAPABILITY. We intend to continue to implement process manufacturing automation and believe that our ability to develop a high level of automated product alignment and test capability will help us to further improve our cost effectiveness and time to market. We also intend to expand our foreign manufacturing operations, particularly in Costa Rica, when appropriate, in order to lower our costs or to access an available workforce. In addition, we intend to offer our manufacturing services to OEMs and subsystem and component developers or manufacturers who need high volume manufacturing of their own products either because of capacity constraints or lack of manufacturing expertise.

     PURSUE STRATEGIC ACQUISITIONS. We intend to continue to augment our existing technology base by acquiring specialized technology companies that complement our product offerings and market strategies. We believe that expansion of our core competencies through the acquisition of such specialized technology companies, when combined with our technological and manufacturing skills, will allow us to achieve improved levels of integration.

PRODUCTS

     Virtually every wireless system contains a microwave transport subsystem that performs the function of transforming modulated voice, data or video from an intermediate frequency, or IF, signal into a microwave frequency signal for transmitting or converting an incoming signal from microwave frequencies back into an IF modulated voice, data or video signal. A microwave transport subsystems may consist of a completely integrated unit or of several interconnected modules and single function components.

     MOBILE WIRELESS PRODUCTS. In this market, we sell multi-function microwave modules, including delay filter assemblies, filter/low noise amplifier assemblies and filter panel assemblies. We also supply components, including filters, amplifiers, voltage controlled oscillators, or VCOs, and mixers that are used by OEMs in base station infrastructure equipment. In addition, we also sell directly to service providers complete microwave subsystems for network coverage enhancement applications, including tower mounted amplifiers and tower mounted boosters. These products eliminate the cable between the radio at the bottom of the base station and the antenna at the top of the base station by filtering and amplifying the transmit/receive signals at the base station tower top. These tower top base stations may extend coverage by up to 30% to 40%. As fully integrated microwave "front ends," these products provide the circuitry of the radio that enables signals to be transmitted and received at microwave frequencies and that can be used as the front end of low power transceiver units. Active antenna and remote RF head products that allow IF, RF, microwave or fiber optic backhaul are currently being developed to provide levels of integration similar to that of the fixed wireless access and broadband satellite access products. To address the niche but high growth in-building coverage market, we have also developed in-building coverage products, including repeaters, bi-directional amplifiers, multicarrier combiners/amplifiers and fiber optic distribution modules. Our selling prices for mobile wireless subsystems and components range from approximately $20 to $3,500.

     POINT-TO-POINT BROADBAND WIRELESS PRODUCTS. We develop and supply high (OC-3) and medium (Tl to 8T1) capacity point-to-point wireless transport equipment deployed by network operators for backhaul of a variety of communications traffic. Our products are utilized in systems that provide a cost effective approach to data transport where land line access to TI lines or fiber optic cable is not deployed or otherwise unavailable. For this market, we manufacture microwave transport subsystems, including radios, outdoor units, or ODUs, as well as individual microwave modules, including antennas, diplexers, transceivers, synthesizers and power supplies, that provide microwave transport functionality. As the market has become more horizontally segmented, there has been a significant trend towards outsourcing the entire ODU, which allows our OEM customers to focus on system engineering and network software. Using our broad microwave engineering capabilities, we have been able to supply complete microwave transport subsystems, which aids our customers in achieving their cost reduction and time to market objectives. Our selling prices for point-to-point broadband wireless subsystems and components range from approximately $80 to $10,000.

     POINT-TO-MULTIPOINT BROADBAND WIRELESS PRODUCTS. For this market, we manufacture microwave transport subsystems, such as radios, customer premise equipment and coverage enhancement products, as well as the individual microwave modules that provide the microwave transport functionality. These modules include antennas, diplexers, transceivers, synthesizers and power supplies. Network systems integrators in this market typically outsource the entire radio and, in many cases, the entire customer premises equipment. This outsourcing allows these integrators to focus on their core competencies of system engineering and network architecture. Our network service provider customers in this market typically require specialized solutions to network-wide functional needs. An example is our coverage enhancement product used in LMDS to solve line-of-sight obstructions between base stations and potential customer sites, which frequently impair transmission performance of our customers' LMDS networks. Our selling prices for point-to-point multipoint subsystems and components range from approximately $300 to $5,000.

     SATELLITE-TO-MULTIPOINT BROADBAND PRODUCTS. Like the point-to-point and point-to-multipoint markets, we have focused our VSAT and broadband satellite business on ODU and customer premises equipment. We also provide microwave modules such as power amplifiers to ODU integrators. Our satellite-to-multipoint subsystems and components sell for less than $1,000.

     DEFENSE PRODUCTS. We focus our efforts in the defense electronics industry on providing communication systems, subsystems and integrated components to defense programs which we believe have the highest probability of follow-on production. Our products are integrated into various defense tactical aircraft, satellites, missile systems and smart weapons comprise the majority of the platforms of our customers. The systems, subsystems and integrated components are comprised of specialized combinations of components that perform a variety of microwave functions, including filters, couplers, power dividers switches, amplifiers, VCOs, mixers and multipliers, among others. Defense industry programs for which we provide communication systems, subsystems and integrated components include the following:

     - the F-22 Stealth Tactical Fighter Aircraft program for the U.S. Air
       Force;

     - the Integrated Defensive Electronic Countermeasure System (IDECM) for the U.S. Navy;

     - the Advanced Medium Range Air to Air Missile (AMRAAM) program for the U.S. Air Force;

     - the Longbow Missile and Radar programs for the U.S. Army; and

     - the Standard Missile for the U.S. Navy.

Our selling prices for defense subsystems and components range from approximately $100 to $200,000.

CUSTOMERS

     We derive significant revenues from a limited group of customers. For the fiscal year ended January 31, 2000, our top ten customers comprised approximately 60% of revenues, with no customer accounting for more than 10% of total fiscal 2000 revenues other than the combined sales to Motorola, Inc. and General Instrument which Motorola acquired in January 2000. The combined sales to Motorola and General Instrument in fiscal 2000 accounted for 15.6% of fiscal 2000 revenues. In addition, in December 1999, we entered into a strategic supply agreement with SpectraPoint Wireless LLC which we anticipate will provide a significant portion of our revenues in the near future. We anticipate that we will continue to derive significant revenues from sales to a relatively small group of customers. If any of these customers cancels, reduces or delays orders or product estimates given to us or shipments on account of their manufacturing or supply difficulties, financial difficulties or reduction in demand for their systems and products or otherwise, our revenues would be significantly reduced.

     We sell our commercial wireless communications products primarily to OEMs, that in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. Our customers for commercial wireless subsystems include the following:

- Motorola                         - Digital Microwave
- General Instrument               - Nokia
- Alcatel                          - Lucent Technologies
- P-COM                            - STM Wireless
- SpectraPoint                     - Nortel Networks

     We also sell our wireless communications equipment to the major U.S. defense prime contractors for integration into larger systems. Our customers for defense communications equipment include the following:

- Raytheon                         - Northrop Grumman
- ITT Industries                   - Lockheed Martin
- TRW                              - Boeing

SALES AND MARKETING

     We use a team-based sales approach to facilitate close management of relationships at multiple levels of a customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of our engineering department and, occasionally, a local technical sales representative. In particular, the use of experienced engineering personnel as part of the sales effort enables close technical collaboration with the customer during the design and qualification phase of new communications equipment which, we believe, is critical to the integration of our products into our customers' equipment. Our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. To identify sales opportunities, we primarily utilize a direct sales force that is supplemented by a group of manufacturer sales representatives.

     We are rapidly expanding our international sales presence with direct sales offices in Europe and Asia. Sales to customers residing outside of the U.S. represented 15%, 13% and 18% of net sales in fiscal years ended January 31, 1998, 1999 and 2000, respectively. Our international sales do not include products sold to foreign end users by our domestic customers.

PRODUCT AND MANUFACTURING GROUPS

     Our business is divided among three major product-based groups, the Broadband Wireless Group, the Integrated RF Solutions Group and the Defense Products Group, as well as a fourth group named the Manufacturing Group. The Broadband Wireless Group develops and manufactures fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services. These services may be offered by communications services providers to business and residential customers through various distribution systems, including local multipoint distribution systems, or LMDS, multichannel multipoint distribution systems, or MMDS, and satellite systems. Subsidiaries within this group include REMEC Magnum, REMEC Wireless, REMEC Nanowave and REMEC CSH. The products produced by members of this group include high capacity point-to-point and point-to-multipoint radios, system enhancing microwave repeaters and low cost satellite ground systems.

     The Integrated RF Solutions Group develops and manufactures highly integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The subsidiaries within this group include REMEC Airtech, REMEC Wacom and REMEC Q-bit. The products produced by this group are provided to worldwide OEMs and service providers and include masthead amplifiers, boosters, high power and low noise amplifiers, as well as integrated filtering and combining systems.

     The Defense Products Group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. This group currently consists of REMEC Microwave and Humphrey, with defense products also being produced by REMEC Magnum, REMEC Nanowave and REMEC Q-bit. The Defense Group products range from critical components and integrated modules to advanced integrated microwave assemblies for radar, missiles, electronic warfare and communication/navigation systems.

     The Manufacturing Group provides high volume production of microwave products, including test and critical hybrid circuits, to the other product groups. Subsidiaries or divisions within this group include REMEC Veritek, a microwave adept automated surface mount assembly facility, REMEC Metal Fabrication Center, a sophisticated metal fabrication design and volume production facility, and REMEC Costa Rica and an affiliated maquiladora operation in Mexico, both of which have high volume manufacturing facilities. Members of the product groups also have manufacturing facilities.

MANUFACTURING

     With the precise specifications required by our customers, we believe that process expertise and discipline are key elements of successful high volume production of wireless subsystems. We assemble, test, package and ship products at our manufacturing facilities located in the following cities:

     - San Diego, Poway, Escondido, San Jose, Santa Clara and Milpitas, California;

     - West Palm Bay, Florida;

     - Waco, Texas;

     - Toronto, Canada;

     - San Jose, Costa Rica;

     - Tijuana, Mexico; and

     - Aylesbury, United Kingdom.

     Since inception, we have been manufacturing products for defense programs in compliance with the stringent MIL-Q-9858 specifications. We received ISO-9001 certification from the Defense Electronics Supply Center for our facilities at Microwave. Other REMEC facilities that are ISO-9001 qualified include Wireless, Humphrey, Q-bit, and Airtech. In addition, facilities at Veritek and REMEC Costa Rica facilities are ISO-9002 qualified. ISO-9001 and ISO-9002 are standards established by the International Organization for Standardization that provide a methodology by which manufacturers can obtain quality certification. To assure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, we seek to achieve vertical integration in the manufacturing process wherever appropriate.

     Historically, the volume of our production requirements in the defense markets was not sufficient to justify the widespread implementation of automated manufacturing processes. As a result of expected growth in our commercial wireless business, we are significantly increasing our manufacturing capacity. Accordingly, we have introduced automated manufacturing techniques for product assembly and testing and anticipate significant capital expenditures for this purpose in the future.

     We attempt to utilize standard parts and components that are available from multiple vendors. However, certain components used in our products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. In 1997, we acquired Veritek which provides surface mount capabilities and expertise. We also rely on contract manufacturers for circuit board assembly. We generally order components and circuit boards from our suppliers and contract manufacturers by purchase order on an as needed basis.

COMPETITION

     The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense, and the market prices and margins of our products may decline if competitors begin making similar products. We face some competition from component manufacturers who have integration capabilities, but we believe that our primary competition is from the captive manufacturing operations of large wireless communications OEMs, including all of the major telecommunications equipment providers, and defense prime contractors. We believe that our future success depends largely upon the extent to which these OEMs and defense prime contractors elect to purchase subsystems and integrated components from outside sources such as us. OEMs and defense prime contractors could develop greater internal capabilities and manufacture these products exclusively in-house, rather than outsourcing them, which would have a negative impact on our sales.

RESEARCH AND DEVELOPMENT

     Our core competencies, including our emphasis on concurrent engineering, rely heavily on our research and development capabilities. These capabilities, including our breadth of engineering skills, have allowed us to develop products that operate at the full range of existing frequencies used in commercial wireless communications. Research and development expenses for the fiscal years ended January 31, 1998, 1999 and 2000 were approximately $7.9 million, $10.9 million and $14.0 million, respectively. We expect that as our commercial business expands, research and development expenses will increase in amount and as a percentage of sales. Our research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, are included in cost of sales and the related funding in net sales. We believe that to remain competitive in the future we will need to invest significant financial resources in research and development.

GOVERNMENT REGULATIONS

     Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. Although typically the equipment operators and not us are responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

     We are also subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. The failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations.

     Because of our participation in the defense industry, we are subject to audit from time to time for our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Security Service, the Office of Federal Contract Compliance Programs and the Defense Supply Center Columbus. These and other governmental agencies may also, from time to time, conduct inquiries or investigations that may cover a broad range of our business activity. Responding to any governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve penalties.

     We believe that we operate our business in material compliance with applicable government regulations.

INTELLECTUAL PROPERTY

     We do not presently hold any patents on our significant products. In order to protect our intellectual property rights, we rely on a combination of trade secrets, copyrights and trademarks and employee and third party nondisclosure agreements. We also limit access to and distribution of proprietary information. The steps that we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing similar technology. Furthermore, in the future, third parties may assert infringement claims against us or with respect to our products. As to some of our products, we have agreed to indemnify our customers against possible claims by third parties that the products infringe their intellectual property rights. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources. If a third party was successful in a claim that one of our products infringed the third party's proprietary rights, we may have to pay substantial royalties or damages or remove that product from the marketplace. We might also have to expend substantial financial and engineering resources in order to modify the product so that it would no longer infringe on those proprietary rights.

EMPLOYEES

     As of January 31, 2000, we had a total of 2,388 employees, including 1,622 in manufacturing and operations, 305 in research, development and engineering, 140 in quality assurance, 59 in sales and marketing, and 262 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees. None of our employees is represented by a labor union, and we have not experienced any work stoppage. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal administrative, engineering and manufacturing facilities are located in ten buildings aggregating approximately 262,000 square feet in the Southern California area. Our Southern California operations consist of five facilities owned by us and five leased facilities located in San Diego, Escondido and Poway, California. The leases of these facilities expire on various dates beginning in June 2000 through February 2010. Our Northern California operations are located in four leased buildings aggregating approximately 80,000 square feet in San Jose, Milpitas, Burlingame and Santa Clara, California. These leases expire on various dates between in November 2000 and October 2004. Q-bit owns a 51,000 square foot building located in West Palm Bay, Florida. REMEC S.A. owns a 50,000 square foot building located in San Jose, Costa Rica. Nanowave leases approximately 25,000 square feet in three buildings located in Toronto, Canada, under leases that expire in September 2001. WACOM owns a 31,000 square foot building located in Waco, Texas. Airtech owns a 33,000 square foot building located in Aylesbury, England. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LITIGATION

     On April 19, 1999, a class action lawsuit was filed against us, some of our officers and directors and the investment banking firms who served as the representatives of the underwriters of our public offering completed in February 1998. The lawsuit was filed by the law firm Milberg Weiss Bershad Hynes and Lerach and its colleagues in the United States District Court for the Southern District of California as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by us and the other defendants between December 1, 1997 and June 12, 1998. Specifically, the complaint alleges that we made falsely positive statements which artificially inflated the price of our stock prior to a secondary offering completed in February 1998 in which REMEC and some of our officers and directors sold stock, and that our stock price fell on a series of adverse disclosures in late May and early June 1998. The complaint in the lawsuit does not specify an amount of claimed damages. Since the lawsuit was filed, the underwriters have been dismissed without prejudice.

     We believe that the lawsuit is without merit, and we have been defending against it vigorously through a motion to dismiss and otherwise. In addition, we believe the ultimate resolution will not have a material adverse impact on our business or financial condition. However, if the plaintiffs are successful in pursuing their claims against us and our officers and directors, such a result could have a significant negative impact on our business and financial condition.

     Other than the securities class action lawsuit described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC's knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of REMEC's shareholders during the last quarter of its fiscal year ended January 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol "REMC." The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated.

                                                HIGH            LOW
                                               -------        -------
FISCAL 1999
  First Quarter..............................  $29.000        $24.875
  Second Quarter.............................   25.125          7.625
  Third Quarter..............................   10.625          7.313
  Fourth Quarter.............................   21.938         11.469
FISCAL 2000
  First Quarter..............................  $20.875        $11.063
  Second Quarter.............................   17.688         12.188
  Third Quarter..............................   15.000         10.438
  Fourth Quarter.............................   25.500          9.500
FISCAL 2001
  First Quarter (through March 16, 2000).....  $54.000        $20.250

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to REMEC's statements of income for each of the years in the three year period ended January 31, 2000 and with respect to the balance sheets at January 31, 1999 and 2000, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended January 31, 1996 and 1997 and the balance sheet data at January 31, 1996, 1997 and 1998, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for REMEC and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                               FISCAL YEAR ENDED JANUARY 31,
                                                    ---------------------------------------------------
                                                     1996       1997       1998       1999       2000
                                                    -------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS(1):
Net sales.........................................  $97,700   $131,643   $191,008   $179,215   $189,189
Cost of sales.....................................   68,776     95,359    132,349    137,443    143,580
                                                    -------   --------   --------   --------   --------
Gross profit......................................   28,924     36,284     58,659     41,772     45,609
Operating expenses:
  Selling, general and administrative.............   18,159     23,313     31,210     36,835     38,189
  Research and development........................    4,707      6,349      7,887     10,903     13,994
  Transaction costs...............................       --         --      1,069         --      3,130
                                                    -------   --------   --------   --------   --------
         Total operating expenses.................   22,866     29,662     40,166     47,738     55,313
                                                    -------   --------   --------   --------   --------
Income (loss) from operations.....................    6,058      6,622     18,493     (5,966)    (9,704)
Gain on sale of subsidiary........................       --         --      2,833         --         --
Interest income (expense) and other, net..........     (426)        15      2,314      3,008      2,601
                                                    -------   --------   --------   --------   --------
Income (loss) before provision for income taxes...    5,632      6,637     23,640     (2,958)    (7,103)
Provision (credit) for income taxes...............    2,328      3,780      8,886      1,873       (428)
                                                    -------   --------   --------   --------   --------
Net income (loss).................................    3,304      2,857     14,754     (4,831)    (6,675)
Dividend accrued on Preferred Stock...............      (80)      (128)        --         --         --
                                                    -------   --------   --------   --------   --------
Income (loss) applicable to Common Stock..........  $ 3,224   $  2,729   $ 14,754   $ (4,831)  $ (6,675)
                                                    =======   ========   ========   ========   ========
Earnings per share:
  Basic...........................................  $   .23   $    .15   $    .65   ($   .20)  ($   .27)
                                                    =======   ========   ========   ========   ========
  Diluted.........................................  $   .23   $    .15   $    .64   ($   .20)  ($   .27)
                                                    =======   ========   ========   ========   ========
Shares used in per share calculations computing
  earnings per share:
  Basic...........................................   13,819     17,633     22,535     24,722     25,147
                                                    =======   ========   ========   ========   ========
  Diluted.........................................   13,936     17,944     23,228     24,722     25,147
                                                    =======   ========   ========   ========   ========

                                                                      AT JANUARY 31,
                                                    ---------------------------------------------------
                                                     1996       1997       1998       1999       2000
                                                    -------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA(1):
Cash and cash equivalents.........................  $ 4,146   $ 75,134   $ 47,966   $ 83,012   $ 34,836
Working capital...................................   19,575    100,673     99,221    133,807     95,610
Total assets......................................   53,798    151,524    179,082    218,571    223,929
Long-term debt....................................    4,781      3,234         --         --      5,049
Total shareholders' equity........................   29,722    121,639    145,990    191,607    187,892

---------------
(1) REMEC acquired Airtech in April 1999, Q-bit in October 1997, C&S Hybrid in June 1997, Radian in February 1997, and Magnum in August 1996, and each of which was accounted for as a pooling of interests and, as such, all financial amounts contained in the above table have been restated to include the financial results and data of Airtech, Q-bit, C&S Hybrid, Radian and Magnum, and for all periods presented. REMEC acquired WACOM Products, Inc. in March 1999, Smartwaves International in February 1999, Nanowave Technologies Inc. in October 1997 and Verified Technical Corporation in March 1997 in transactions accounted for as purchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We commenced operations in 1983 and have become a leader in the design and manufacture of subsystems and integrated components used in the wireless communications industry and the defense industry. Our consolidated results of operations include the operations of: REMEC Microwave, Inc., or Microwave; REMEC Wireless, Inc., or Wireless; Humphrey, Inc., or Humphrey; REMEC Magnum, Inc., or Magnum; REMEC Veritek, Inc., or Veritek; REMEC CSH, Inc., or CSH; REMEC Q-bit, Inc., or Q-bit; REMEC Nanowave, Inc., or Nanowave; REMEC WACOM, LP, or WACOM; REMEC Airtech Ltd, or Airtech; and REMEC Inc., S.A., or REMEC Costa Rica. Our consolidated results of operations also include the operations of RF Microsystems, or RFM for the period from April 30, 1996 to August 26, 1997.

     Our research and development efforts for customers in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, our historical funded research and development expenses have been minimal. As our commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. We expect this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total net sales, certain consolidated statements of income data for the periods indicated.

                                                        FISCAL YEARS ENDED
                                                            JANUARY 31,
                                                      -----------------------
                                                      1998     1999     2000
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Cost of sales.......................................   69.3     76.7     75.9
                                                      -----    -----    -----
  Gross profit......................................   30.7     23.3     24.1
Operating expenses:
  Selling, general and administrative...............   16.3     20.6     20.1
  Research and development..........................    4.1      6.1      7.4
  Transaction costs.................................    0.6       --      1.7
                                                      -----    -----    -----
     Total operating expenses.......................   21.0     26.7     29.2
                                                      -----    -----    -----
Income (loss) from operations.......................    9.7     (3.4)    (5.1)
Gain on sale of subsidiary..........................    1.5       --       --
Interest income and other, net......................    1.2      1.7      1.4
                                                      -----    -----    -----
Income (loss) before provision (credit) for income
  taxes.............................................   12.4     (1.7)    (3.7)
Provision (credit)for income taxes..................    4.7      1.0     (0.2)
                                                      -----    -----    -----
Net income (loss)...................................    7.7%    (2.7)%   (3.5)%
                                                      =====    =====    =====

FISCAL YEAR ENDED JANUARY 31, 2000 VS. FISCAL YEAR ENDED JANUARY 31, 1999

     NET SALES. Net sales increased 5.6% from $179.2 million during fiscal 1999 to $189.2 million during fiscal 2000. The increase in sales was primarily attributable to the increased demand from REMEC's commercial customers, including approximately $3.8 million of revenue generated by customers of WACOM, which was acquired during fiscal 2000.

     GROSS PROFIT. Gross profit increased 9.2% from $41.8 million in fiscal 1999 to $45.6 million in fiscal 2000. Despite charges to operations during fiscal 2000 of approximately $7.35 million associated with inventory obsolescence, anticipated product warranty costs and write-downs of certain fixed assets, gross margins as a percentage of net sales increased from 23.3% in fiscal 1999 to 24.1% in fiscal 2000. In fiscal 1999, gross margins were adversely affected by costs associated with Airtech's MHA warranty upgrade program. The improvement in gross margins during fiscal 2000 is primarily attributable to the absence of such costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, or SG&A, increased 3.7% from $36.8 million in fiscal 1999 to $38.2 million in fiscal 2000. The increase in SG&A was primarily attributable to costs incurred at WACOM, which was acquired during fiscal 2000. As a percentage of net sales, SG&A expenses decreased from 20.6% in fiscal 1999 to 20.1% in fiscal 2000 due to the increase in sales.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 28.3% from $10.9 million in fiscal 1999 to $14.0 million in fiscal 2000, and as a percentage of net sales, increased from 6.1% in fiscal 1999 to 7.4% in fiscal 2000. These expenditures are almost entirely attributable to the wireless communications business and reflect increased activity associated with new product development.

     TRANSACTION COSTS. REMEC's results of operations for fiscal 2000 include $3.1 million of transaction costs associated with REMEC's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the comparable prior year period.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net decreased 13.5% from $3.0 million in fiscal 1999 to $2.6 million in fiscal 2000. The decrease in interest income was due to a decrease in the amount of cash available for investing as a result of significant capital expenditures associated with the expansion of REMEC's wireless communications business and the cash paid for the acquisitions of Smartwaves International and Wacom Products, Inc.

     PROVISION (CREDIT) FOR INCOME TAXES. Income tax expense decreased 121.1% from $1.9 million in fiscal year 1999 to a credit for income taxes of $.4 million in fiscal 2000. The decrease in income tax expense reflects the tax benefit of $1.0 million related to research and experimentation tax credits, the benefit of tax credits for certain capital expenditures, the effect of tax exempt interest income and a decrease in domestic income before taxes of $11.3 million.

FISCAL YEAR ENDED JANUARY 31, 1999 VS. FISCAL YEAR ENDED JANUARY 31, 1998

     NET SALES. Net sales decreased 6.2% from $191.0 million in fiscal 1998 to $179.2 million during fiscal 1999. The decrease in sales was primarily attributable to the decreased revenues from our Airtech subsidiary, which was acquired in April 1999 in a transaction accounted for as pooling of interests. The decline in Airtech's sales was attributable to delays in new PCS mobile infrastructure "roll-outs" in the United States, delays to one customer's new product program, financial instability in the Far East that impacted new mobile infrastructure projects in the region and customers delaying orders pending availability of Airtech's next generation production, the G3 MHA.

     GROSS PROFIT. Gross profit decreased 28.8% from $58.7 million in fiscal 1998 to $41.8 million in fiscal 1999. As a percentage of net sales, gross profit decreased from 30.7% in fiscal 1998 to 23.3% in fiscal 1999. The fluctuations in gross margins are primarily attributable to costs associated with Airtech's MHA warranty upgrade program, changes in the mix of products sold and reduced production volume at certain of our subsidiaries.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 18.0% from $31.2 million in fiscal 1998 to $36.8 million in fiscal 1999. The increase in SG&A was primarily attributable to inclusion of a full year of SG&A expenses from our Veritek subsidiary, which was acquired in March 1999, and our Nanowave subsidiary, which was acquired in October 1997, both in transactions accounted for as purchases. Therefore, a full year's operations is not included in fiscal 1998 results of operations for Veritek and Nanowave. In addition, the increase in SG&A was also due to increased administrative expenses related to Airtech's continued development of its international sales infrastructure in the Far East and accounting and legal expenses associated with an income tax credit study completed during fiscal 1999. As a percentage of net sales, SG&A expenses increased from 16.3% in fiscal 1998 to 20.6% in fiscal 1999, due to the factors discussed above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 38.2% from $7.9 million in fiscal 1998 to $10.9 million in fiscal 1999, and as a percentage of net sales, research and development expenses increased from 4.1% in fiscal 1998 to 6.1% in fiscal 1999. These expenditures are almost entirely attributable to the commercial wireless business and reflect an increase in activity associated with new product development.

     TRANSACTION COSTS. Our results of operations for fiscal 1998 include $1.1 million of transaction costs associated with our acquisitions of Radian Technology, Inc., C&S Hybrid, Inc. and Q-bit Corporation. There were no similar costs in fiscal 1999.

     GAIN ON SALE OF SUBSIDIARY. Our results of operations for fiscal 1998 include the gain from the sale of RFM. There was no similar gain in fiscal 1999.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $2.3 million in fiscal 1998 to $3.0 million in fiscal 1999. This increase was due to the increased level of cash available for investment as a result of the funds generated from REMEC's follow-on public offering which was completed in March 1998.

     PROVISION FOR INCOME TAXES. Income tax expense decreased 78.9% from $8.9 million in fiscal 1998 to $1.9 million in fiscal 1999. The decrease in income tax expense reflects the tax benefit of $2.0 million related to the recognition of research and experimentation tax credits pertaining to previously filed income tax returns, the benefit of tax credits for certain capital expenditures, the effect of tax exempt interest income and a decrease in domestic income before taxes of $12.1 million

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2000, we had $95.6 million of working capital which included cash and cash equivalents totaling $34.8 million. We also have a $9.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate, or LIBOR. The revolving working capital line of credit terminates on July 3, 2000. As of January 31, 2000, there were no borrowings under this credit facility. In February 2000, we amended leasing arrangements relating to some of our facilities by pledging $17.0 million in cash as collateral for the remaining lease payments on these facilities. At January 31, 2000, our Airtech subsidiary had borrowings of $5.3 million under a long term credit facility. This obligation was repaid in February 2000.

     During fiscal 2000, the cash flows from non-cash expenses (primarily depreciation and amortization) were offset by our operating loss and the increase in inventories and trade accounts receivable. Receivables increased during this period due to the increase in sales and an increase in the length of time that customers were taking to pay invoices. Inventories increased due to the need to support anticipated sales growth.

     During fiscal 2000, $55.9 million was used in investing activities primarily in connection with: $23.2 million incurred in capital expenditures; $5.8 million (net of cash acquired) paid to acquire Wacom Products and the assets of Smartwaves International; an increase in restricted cash of $17.0 million; and a $9.8 million increase in other assets, primarily consisting of a $4.6 million investment in an unconsolidated company and a $5.0 million loan to this same company. The bulk of the capital expenditures were associated with the expansion of our wireless communications business. The above expenditures were financed primarily by cash on hand. Our future capital expenditures may continue to be significant as a result of wireless communications expansion requirements.

     Financing activities generated approximately $7.9 million during fiscal 2000, principally as a result of the proceeds borrowed under a mortgage obligation at our Airtech subsidiary, net of repayments, and net proceeds of $3.3 million generated by the issuance of shares in connection with our Employee Stock Purchase Plan and from stock option exercises.

     Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. We believe that available capital resources will be adequate to fund our operations for at least the twelve-month period ending January 31, 2001.

YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and we believe those systems successfully responded to the year 2000 date change. We are not aware of any material problems resulting from year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At January 31, 2000, we had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. We also will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our held-to-maturity securities would not materially effect the fair value of these securities at January 31, 2000.

FOREIGN CURRENCY EXCHANGE RATE

     Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 2001 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. We review our position each month for expected currency exchange rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included as a separate section following Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

     Information pertaining to directors of REMEC is set forth under the caption "Election of Directors -- Nominees" in REMEC's Proxy Statement (the "2000 Proxy Statement") for the Annual Meeting of Shareholders expected to be held on June 2, 2000 and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 2000 Proxy Statement under the caption "Management -- Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference into this Annual Report on Form 10-K.

                                   MANAGEMENT

OFFICERS AND DIRECTORS

     Our executive officers and directors, and their ages as of January 31, 2000, are as follows:

             NAME                AGE                             POSITION
             ----                ---                             --------
Ronald E. Ragland(l)             58    Chairman of the Board and Chief Executive Officer
Errol Ekaireb                    61    President, Chief Operating Officer and Director
Jack A. Giles                    57    Executive Vice President, President Defense Group and REMEC
                                       Microwave and Director
Joseph T. Lee                    45    Executive Vice President, Chief Strategic Officer and
                                       Director
James Mongillo                   61    Executive Vice President and President Broadband Wireless
                                       Group and REMEC Magnum
Nicholas J.S. Randall            48    Executive Vice President, President Integrated RF Solutions
                                       Group and REMEC Airtech Ltd.
Denny E. Morgan                  46    Senior Vice President, Chief Engineer and Director
Tao Chow                         48    Senior Vice President and President REMEC CSH
Michael D. McDonald              46    Senior Vice President, Chief Financial Officer and Secretary
H. Clark Hickock                 44    Senior Vice President, Business Operations
Jon E. Opalski                   37    Senior Vice President, General Manager Integrated RF
                                       Solution Group and Managing Director REMEC Airtech
Jerry B. Collum                  62    Senior Vice President and President Metal Fab Center
Justin Miller                    50    Vice President and President REMEC Canada and REMEC Nanowave
Thomas A. Corcoran(1)(2)         55    Director
Mark D. Dankberg(3)              44    Director
William H. Gibbs(1)(2)           56    Director
Andre R. Horn(3)                 71    Director
Jeffrey M. Nash(2)(3)            52    Director

---------------
(1) Member of the Nominating Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

     RONALD E. RAGLAND was a founder of REMEC and has served as our Chairman of the Board and Chief Executive Officer since January 1983. Prior to founding REMEC, he was General Manager of KW Engineering and held program management positions with Ford Aerospace Communications Corp., E-Systems, Inc. and United Telecommunications, Inc. Mr. Ragland was a Captain in the United States Army and holds a B.S.E.E. degree from Missouri University at Rolla and an M.S.E.E. degree from St. Louis University.

     ERROL EKAIREB has served as President and Chief Operating Officer of REMEC since 1990 and as a director since 1985. Mr. Ekaireb served as Vice President of REMEC from 1984 to 1987 and as Executive Vice President and Chief Operating Officer from 1987 to 1990. Prior to joining us, he spent 23 years with Ford Aerospace Communications Corp. Mr. Ekaireb holds B.S.E.E. and B.S.M.E. degrees from West Coast University and has completed the University of California, Los Angeles Executive Program.

     JACK A. GILES joined REMEC in 1984. He was elected as a director in 1984, Vice President in 1985, Executive Vice President in 1987, President of REMEC Microwave in 1994 and President Defense Group in 1999. Prior to joining us, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree from the University of Arkansas and is a graduate of Defense Systems Management College.

     JOSEPH T. LEE has been a director and Executive Vice President of REMEC since the completion of our acquisition of Magnum in September 1996. He served as President of our Northern California Operations from December 1997 until he was elected Chief Strategic Officer in September, 1999. Prior to our acquisition of Magnum, he was Chairman of the Board, President and Chief Executive Officer of Magnum. Mr. Lee holds a B.S.E.E. degree from the University of Michigan and M.S.E.E. and ENGINEER degrees from Stanford University.

     JAMES MONGILLO joined REMEC as a Senior Vice President in February 1997, following the completion of our acquisition of Radian Technology. In June 1999, Mr. Mongillo was elected Executive Vice President and named President of the REMEC Wireless Broadband Group. Mr. Mongillo also serves as President of REMEC Magnum. Prior to the acquisition of Radian Technology, he was the Chairman of the Board, President and Chief Executive Officer of Radian. Mr. Mongillo holds a B.S.E.E. degree from Brown University.

     NICHOLAS J.S. RANDALL joined REMEC as Executive Vice President, President Integrated RF Solutions Group and Executive Chairman of REMEC Europe plc and REMEC Airtech Ltd. in April 1999, following the completion of our acquisition of Airtech. Prior to the acquisition, Mr. Randall served as Executive Chairman of Airtech from the time he purchased the original Airtech business in 1998. From 1980 to 1988, he served as Managing Director of Oxford Technology Ltd., a start up operation within Oxford Instruments Group. From 1977 to 1980, he was an Operations Director for EMI Medical, Inc., and prior to that he worked for Perkins Elmer, Inc. for ten years. Mr. Randall holds a Higher National Diploma in mechanical engineering from High Wycombe College in England and an M.B.A. from the University of Connecticut.

     DENNY E. MORGAN was a founder of REMEC and has served as Senior Vice President, Chief Engineer and a director of REMEC since January 1983. Prior to joining us, he worked with KW Engineering, Micromega, General Dynamics Corporation and Pacific Aerosystems, Inc. Mr. Morgan holds a B.S.E.E. degree from the Massachusetts Institute of Technology and was the Four Year Chancellor's Intern Fellowship Recipient at the University of California, Los Angeles.

     TAO CHOW has served as the President and a director of REMEC CSH and Senior Vice President of REMEC since the completion of our acquisition of C&S Hybrid in July 1997. Mr. Chow was a founder of C&S Hybrid and served as its President and as a director from September 1984 until its acquisition by us. Mr. Chow has also served as a director and the President and Chief Financial officer of Custom Micro Machining, Inc. since 1990, and as a director of Applied Thin-Film Products since April 1995. Mr. Chow holds a B.S.E.E. degree from National Chiao-Tung University in Taiwan and a M.S.E.E. degree from the University of California, Los Angeles.

     MICHAEL D. MCDONALD was appointed Senior Vice President, Chief Financial Officer and Secretary in December 1997. Prior to our acquisition of Magnum, he had been Vice President and Chief Financial Officer of Magnum. Prior to joining Magnum in 1984, he worked at Watkins-Johnson Company. Mr. McDonald holds a B.S. degree from the University of San Francisco and an M.B.A. degree from California Polytechnic State University at San Luis Obispo.

     H. CLARK HICKOCK has served as Senior Vice President, Business Operations since 1998 and Vice President, Business Operations since 1994. Mr. Hickock is also currently serving as Acting Vice President, Human Resources. Prior to joining REMEC, he was with E-Systems Garland Division for 16 years. Mr. Hickock holds a B.A. in Economics and Finance from the University of Texas.

     JON E. OPALSKI has served in a variety of positions with REMEC since 1984. He was elected Senior Vice President, General Manager Integrated RF Solutions Group and Managing Director, REMEC Airtech in August 1999, and prior to that Mr. Opalski served as Senior Vice President, Marketing and Strategic Planning and President, General Manager, REMEC Wireless. He holds a B.S.E.E. from Massachusetts Institute of Technology.

     JERRY B. COLLUM has served in a variety of positions with REMEC since July 1984. He was elected Senior Vice President and President, Metal Fab Center in December 1999, and prior to that he served as Vice President and General Manager Operations Support Division. From February 1968 to July 1984, Mr. Collum was employed by Texas Instruments. Mr. Collum holds a B.S. in mechanical engineering from Lamar University.

     JUSTIN MILLER has served as President and director of REMEC Nanowave and REMEC Canada and Vice President of REMEC since October 1997. Prior to our Nanowave acquisition, he was a founder of Nanowave and served as its President and a director since 1992. Prior to that, he served as Vice President-Engineering of Microwave Technologies, a division of Lucas Industries plc. Dr. Miller holds a Ph.D. from the University of Warwick.

     THOMAS A. CORCORAN was elected a director of REMEC in May 1996. Mr. Corcoran has been the President and Chief Executive Officer of Allegheny Technologies Incorporated since October 1999. Prior to that, Mr. Corcoran was a Vice President and the President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995 Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1983 to 1993 he held various management positions with the Aerospace segment of General Electric Company. Mr. Corcoran is Chairman of the Board of Teledyne Technologies, Inc., and a director of Allegheny Technologies and L-3 Communications Holdings, Inc. Mr. Corcoran is a member of the Board of Trustees of Worcester Polytechnic Institute, the Board of Trustees of Stevens Institute of Technology and the Board of Governors of the Electronic Industries Association.

     MARK D. DANKBERG joined REMEC as a director in September, 1999. Mr. Dankberg was a founder of, and has served as Chairman of the Board, President and Chief Executive Officer of ViaSat, Inc. since its inception in May 1986. Mr. Dankberg also serves as a director of Connected Systems, a privately held company that develops and manufacturers digital voice messaging systems. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

     WILLIAM H. GIBBS was elected a director of REMEC in May 1996. Mr. Gibbs was the President and Chief Executive Office of DH Technology, Inc. from November 1985 to January 1998 and was Chairman Board of Directors of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry.

     ANDRE R. HORN has been a director of REMEC since 1988. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc., which is serving as one of the representatives of the underwriters in the offering made by this prospectus. He currently holds the honorary position of Chairman Emeritus of Needham &

Company, Inc. Mr. Horn is a director of Western Digital Corporation, a computer equipment manufacturer, and Varco International, Inc., a manufacturer of petroleum industry equipment.

     JEFFREY M. NASH has been a director of REMEC since 1988. From 1995 to 1998, he was the President, Chief Executive Officer and a Director of TransTech Information Management Systems, Inc. Since 1994, Dr. Nash has been Chairman, Chief Executive Officer and President of Digital Perceptions, Inc., and, from 1989 to 1994, he was the Chief Executive Officer and President of Visqus as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and several private companies, including Prisa Networks, Orincon Corporation, StoragePont.Com and Tiernan Communications Inc.

ITEM 11. EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is set forth under the caption "Management -- Executive Compensation" in the 2000 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of REMEC's Common Stock is set forth under "Management -- Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the 2000 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

        Report of Independent Auditors

        Consolidated Balance Sheets at January 31, 2000 and 1999

        Consolidated Statements of Income for the years ended January 31, 2000, 1999 and 1998

        Consolidated Statements of Shareholders' Equity as of January 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998

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

    3. EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3.1(1)     Restated Articles of Incorporation
   3.2(1)     By-Laws, as amended
  10.1(1)     Equity Incentive Plan
  10.2(1)     Employee Stock Purchase Plan
  10.3(1)     Form of Indemnification Agreements between Registrant and
              its officers and directors
  10.4(2)     1996 Nonemployee Directors Stock Option Plan
  10.5(3)     Second Amended and Restated Loan Agreement between REMEC and
              The Union Bank of California, N.A., dated June 25, 1998, as amended
  10.6(3)     Participation Agreement dated as of August 25, 1998 among
              REMEC, Union Bank of California N.A., and certain other
              parties identified therein
  10.7(3)     Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
  10.8(3)     Lessee Guarantee executed by REMEC dated as of August 25,
              1998.
  10.9(4)     Strategic Supply Agreement between REMEC and SpectraPoint
              Wireless LLC dated December 23, 1999 (portions of this
              agreement have been redacted, and REMEC has requested that the Securities and Exchange Commission grant confidential
              treatment to the redacted portions of this agreement)
  10.10(4)    Third Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated February 24, 2000
  21.1(4)     Subsidiaries of REMEC
  23.1(4)     Consent of Ernst & Young LLP, Independent Auditors
  23.2(4)     Consent of Arthur Andersen, Independent Auditors
  24.1        Power of Attorney (included on Page S-1 of this Annual
              Report on Form 10-K)
  27.1(4)     Financial Data Schedule

---------------
(1) Previously filed with the Securities and Exchange Commission on February 1, 1996 as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.

(2) Previously filed with the Securities and Exchange Commission on November 25, 1996 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) and incorporated by reference into this Annual Report on Form 10-K.

(3) Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.

(4) Filed with this Annual Report on Form 10-K.

(b) REPORT ON FORM 8-K

     There were no reports on Form 8-K filed in the fourth quarter of fiscal
2000.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REMEC, INC
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Report of Arthur Andersen, Independent Auditors.............  F-3
Consolidated Balance Sheets at January 31, 2000 and 1999....  F-4
Consolidated Statements of Income for the years ended
  January 31, 2000, 1999 and 1998...........................  F-5
Consolidated Statements of Shareholders' Equity as of
  January 31, 2000, 1999 and 1998...........................  F-6
Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999 and 1998...........................  F-7
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
REMEC, Inc.

     We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Airtech plc, a wholly-owned subsidiary, which statements reflect total assets constituting 5% in 1999, and total revenues constituting 12% and 18% in 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Airtech plc, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------
                                          ERNST & YOUNG LLP
San Diego, California
February 25, 2000

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

/s/ ARTHUR ANDERSEN
------------------------------------------------------
Arthur Andersen
Chartered Accountants
St. Albans, England

24 March 1999

                                  REMEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Cash and cash equivalents...................................  $ 34,835,897    $ 83,011,819
Accounts receivable, net of allowance for doubtful accounts
  of $908,664 and $1,040,955 at January 31, 2000 and 1999,
  respectively..............................................    33,112,158      27,294,544
Inventories, net............................................    42,147,112      38,311,527
Deferred income taxes.......................................     8,470,215       4,425,725
Prepaid expenses and other current assets...................     1,615,688       3,596,020
                                                              ------------    ------------
          Total current assets..............................   120,181,070     156,639,635
Property, plant and equipment, net..........................    60,289,940      44,706,757
Restricted cash.............................................    17,049,299              --
Intangible and other assets.................................    26,408,693      17,224,432
                                                              ------------    ------------
                                                              $223,929,002    $218,570,824
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit borrowings...................................  $         --    $     75,413
Accounts payable............................................     8,320,165       8,155,490
Accrued salaries, benefits and related taxes................     5,531,136       5,383,932
Income taxes payable........................................     1,250,236              --
Accrued expenses and other current liabilities..............     9,469,204       9,217,867
                                                              ------------    ------------
          Total current liabilities.........................    24,570,741      22,832,702
Deferred income taxes.......................................     6,417,215       4,131,534
Long term debt..............................................     5,048,783              --
Commitments
Shareholders' equity:
Preferred shares -- $.01 par value, 5,000,000 shares
  authorized; none issued and outstanding...................            --              --
Common shares -- $.01 par value, 70,000,000 shares
  authorized; issued and outstanding shares -- 25,430,458
  and 24,879,870 at January 31, 2000 and 1999,
  respectively..............................................       254,303         248,797
Paid-in capital.............................................   170,133,382     165,632,527
Accumulated other comprehensive income......................        64,848         257,000
Retained earnings...........................................    17,439,730      25,468,264
                                                              ------------    ------------
                                                               187,892,263     191,606,588
                                                              ------------    ------------
          Total shareholders' equity........................  $223,929,002    $218,570,824
                                                              ============    ============

                            See accompanying notes.

                                  REMEC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED JANUARY 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Net sales........................................  $189,189,319    $179,214,967    $191,007,929
Cost of sales....................................   143,580,168     137,442,678     132,348,510
                                                   ------------    ------------    ------------
Gross profit.....................................    45,609,151      41,772,289      58,659,419
Operating expenses:
Selling, general and administrative..............    38,189,435      36,835,437      31,210,847
Research and development.........................    13,993,831      10,903,143       7,886,984
Transactions costs...............................     3,130,000              --       1,069,000
                                                   ------------    ------------    ------------
Total operating expenses.........................    55,313,266      47,738,580      40,166,831
                                                   ------------    ------------    ------------
Income (loss) from operations....................    (9,704,115)     (5,966,291)     18,492,588
Gain on sale of subsidiary.......................            --              --       2,833,240
Interest income and other, net...................     2,601,255       3,008,099       2,314,329
                                                   ------------    ------------    ------------
Income (loss) before provision (credit) for
  income taxes...................................    (7,102,860)     (2,958,192)     23,640,157
Provision (credit) for income taxes..............      (428,192)      1,873,083       8,885,799
                                                   ------------    ------------    ------------
Net income (loss)................................  $ (6,674,668)   $ (4,831,275)   $ 14,754,358
                                                   ============    ============    ============
Earnings (loss) per common share:
  Basic..........................................  $       (.27)   $       (.20)   $        .65
                                                   ============    ============    ============
  Diluted........................................  $       (.27)   $       (.20)   $        .64
                                                   ============    ============    ============
Shares used in computing earnings (loss) per
  common share:
  Basic..........................................    25,147,000      24,722,000      22,535,000
                                                   ============    ============    ============
  Diluted........................................    25,147,000      24,722,000      23,228,000
                                                   ============    ============    ============

                            See accompanying notes.

                                  REMEC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    COMMON SHARES
                                ---------------------     PAID-IN      COMPREHENSIVE    RETAINED
                                  SHARES      AMOUNT      CAPITAL         INCOME        EARNINGS        TOTAL
                                ----------   --------   ------------   -------------   -----------   ------------
Balance at January 31, 1997...  22,229,836   $222,300   $105,339,742     $ 679,000     $15,397,614   $121,638,656
  Adjustment for net equity
    activity of pooled
    companies.................          --         --             --            --         147,567        147,567
  Issuance of common shares...     647,206      6,472      9,515,468            --              --      9,521,940
  Income tax benefits related
    to employee stock purchase
    plan and stock options
    exercised.................          --         --        535,013            --              --        535,013
  Compensation related to
    stock options granted.....          --         --         12,000            --              --         12,000
  Foreign exchange translation
    adjustment................          --         --             --      (620,000)             --       (620,000)
  Net income..................          --         --             --            --      14,754,358     14,754,358
                                                                                       -----------   ------------
  Comprehensive income........          --         --             --            --              --     14,134,358
                                ----------   --------   ------------     ---------     -----------   ------------
Balance at January 31, 1998...  22,877,042    228,772    115,402,223        59,000      30,299,539    145,989,534
  Issuance of common shares...   2,369,328     23,690     52,652,461            --              --     52,676,151
  Purchase and retirement of
    common shares.............    (366,500)    (3,665)    (2,847,741)           --              --     (2,851,406)
  Income tax benefits related
    to employee stock purchase
    plan and stock options
    exercised.................          --         --        286,584            --              --        286,584
  Rent free period charges....          --         --        139,000            --              --        139,000
  Foreign exchange translation
    adjustment................          --         --             --       198,000              --        198,000
  Net loss....................          --         --             --            --      (4,831,275)    (4,831,275)
                                                                                       -----------   ------------
  Comprehensive loss..........          --         --             --            --              --     (4,633,275)
                                ----------   --------   ------------     ---------     -----------   ------------
Balance at January 31, 1999...  24,879,870    248,797    165,632,527       257,000      25,468,264    191,606,588
  Adjustment for net equity
    activity of pooled
    company...................          --         --             --       (40,514)     (1,353,866)    (1,394,380)
  Issuance of common shares...     550,588      5,506      4,448,113            --              --      4,453,619
  Income tax benefits related
    to employee stock purchase
    plan and stock options
    exercised.................          --         --         52,742            --              --         52,742
  Foreign exchange translation
    adjustment................          --         --             --      (151,638)             --       (151,638)
  Net loss....................          --         --             --            --      (6,674,668)    (6,674,668)
                                                                                       -----------   ------------
  Comprehensive loss..........          --         --             --            --              --     (6,826,306)
                                ----------   --------   ------------     ---------     -----------   ------------
Balance at January 31, 2000...  25,430,458   $254,303   $170,133,382     $  64,848     $17,439,730   $187,892,263
                                ==========   ========   ============     =========     ===========   ============

                            See accompanying notes.

                                  REMEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED JANUARY 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)................................  $ (6,674,668)   $ (4,831,275)   $ 14,754,358
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
Depreciation and amortization....................    13,377,751       9,930,248       6,018,811
Gain on sale of subsidiary.......................            --              --      (2,833,240)
Rent charge......................................            --         139,000              --
Compensation related to stock options............            --              --          12,000
Deferred income taxes............................    (1,924,609)      1,310,214      (2,289,832)
Changes in operating assets and liabilities:
  Accounts receivable............................    (6,678,210)      7,078,440     (11,450,349)
  Inventories....................................    (2,553,599)     (1,583,860)    (10,102,804)
  Prepaid expenses and other current assets......     2,177,209      (2,017,634)        218,838
  Accounts payable...............................       360,729      (3,922,833)      1,006,941
  Accrued expenses and income taxes payable......     1,952,082         160,763       2,711,733
                                                   ------------    ------------    ------------
Net cash provided (used) by operating
  activities.....................................        36,685       6,263,063      (1,953,544)
INVESTING ACTIVITIES:
Additions to property, plant and equipment.......   (23,198,820)    (18,278,506)    (18,659,394)
Payment for acquisitions, net of cash acquired...    (5,825,237)             --      (5,066,075)
Proceeds from sale of subsidiary.................            --              --       5,000,000
Restricted cash..................................   (17,049,299)             --              --
Other assets.....................................    (9,790,245)     (1,589,380)        120,637
                                                   ------------    ------------    ------------
Net cash used by investing activities............   (55,863,601)    (19,867,886)    (18,604,832)
FINANCING ACTIVITIES:
Proceeds from credit facilities and long-term
  debt...........................................     6,026,147              --      12,212,858
Repayments on credit facilities and long-term
  debt...........................................    (1,465,749)     (1,391,305)    (21,283,512)
Purchase and retirement of common shares.........            --      (2,851,406)             --
Proceeds from issuance of common shares..........     3,348,753      52,676,151       2,898,273
                                                   ------------    ------------    ------------
Net cash provided (used) by financing
  activities.....................................     7,909,151      48,433,440      (6,172,381)
Effect of exchange rate changes..................         5,031         217,101        (111,000)
                                                   ------------    ------------    ------------
Increase (decrease) in cash and cash
  equivalents....................................   (47,912,734)     35,045,718     (26,841,757)
Cash and cash equivalents at beginning of year...    83,011,819      47,966,101      75,134,362
Adjustment for net cash activity of pooled
  companies......................................      (263,188)             --        (326,504)
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $ 34,835,897    $ 83,011,819    $ 47,966,101
                                                   ============    ============    ============
Supplemental disclosures of cash flow
  information:
Cash paid for:
Interest.........................................  $    208,000    $     98,000    $    440,000
                                                   ============    ============    ============
Income taxes.....................................  $    808,000    $  4,661,000    $ 10,162,000
                                                   ============    ============    ============
Supplemental disclosure of noncash investing and
  financing activities:
Assets acquired under credit facilities..........  $         --    $         --    $    444,000
                                                   ============    ============    ============
Common shares issued in acquisitions.............  $    540,000    $         --    $  6,624,000
                                                   ============    ============    ============

                            See accompanying notes.

                                  REMEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Business and Basis of Presentation

     REMEC, Inc. was incorporated in the State of California in January 1983. REMEC operates in a single business segment consisting of the research, design, development and manufacture of microwave and radio frequency (RF) components and subsystems and precision instruments for control and measurement systems. In May 1995, REMEC incorporated REMEC Wireless, Inc. (a wholly owned subsidiary) to research, design, develop and manufacture products based on microwave technologies for commercial customers. In fiscal 1997, REMEC acquired Magnum Microwave Corporation, a manufacturer of microwave components and subsystems, in a transaction accounted for as a pooling of interests. During 1997, REMEC also acquired RF Microsystems, Inc. ("RFM"), a satellite communications engineering company, in a transaction accounted for as a purchase. During fiscal 1998, REMEC acquired Radian Technology, Inc., C&S Hybrid, Inc., and Q-bit Corporation, in a series of transactions accounted for as poolings of interests. During fiscal 1998, REMEC also acquired Verified Technical Corporation and Nanowave Technologies Inc. in transactions which were accounted for as purchases and sold its RFM subsidiary. In fiscal 2000, the Company acquired Airtech plc in a transaction accounted for as a pooling of interests. During fiscal 2000, REMEC also acquired Smartwaves International and Wacom Products, Inc. in transactions which were accounted for as purchases.

  Principles of Consolidation

     The consolidated financial statements include the accounts of REMEC and its wholly owned subsidiaries REMEC Microwave, Inc., REMEC Wireless, Inc., Humphrey, Inc., REMEC Magnum, Inc., REMEC Veritek, Inc., REMEC CSH, Inc., REMEC Nanowave, Inc., REMEC Q-bit, Inc., Airtech plc, REMEC WACOM L.P. and REMEC Inc. S.A. REMEC's consolidated financial statements also include the accounts of RF Microsystems, Inc. from April 30, 1996 through August 26, 1997 (date of sale). All intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     REMEC considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. REMEC evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

     Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires companies to record certain debt and equity security investments at market value. At January 31, 2000 and 1999, the cost of cash equivalents approximated fair value.

  Pledged Assets

     During fiscal 2000, the Company entered into a security agreement with a bank whereby the Company agreed to pledge approximately $17.0 million in connection with the collateralization of a lease with an affiliate of the bank. The cash pledged in connection with this agreement is included in the consolidated balance sheet as restricted cash.

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

     Intangible assets in the accompanying balance sheets are primarily comprised of goodwill, trademarks and acquired technology recorded in connection with the acquisitions of Humphrey, Inc., RF Microsystems, Inc., Verified Technical Corporation, Nanowave Technologies Inc., Smartwaves International and Wacom Products, Inc. (See Note 2). These assets are being amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from nine to fifteen years, respectively. Amortization expense related to intangible assets totaled $1,891,191, $1,597,189, and $766,616 for fiscal years 2000, 1999 and 1998, respectively.

     SFAS No. 121 "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of" established standards for recording the impairment of long-lived assets, including property, equipment and leasehold improvements, intangible assets and goodwill. In accordance with this Statement, REMEC reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of those assets. The carrying value of intangible assets are evaluated for impairment through comparison of the undiscounted cash flows derived from those assets to the carrying value of the related intangibles. If impairment is indicated, the Company will value the long-lived assets at fair value.

  Foreign Currency Translation

     Foreign currency balance sheet accounts are translated into United States dollars at a rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of shareholders' equity.

  Revenue Recognition

     Revenues from product sales are recognized upon shipment of product and transfer of title to customers. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract. Revenues for cost-reimbursement contracts are recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

                                  REMEC, INC.

  Research and Development

     Research and development costs incurred by REMEC are expensed in the period incurred.

  Net Income Per Share

     REMEC calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted average shares outstanding for each period presented. Diluted earnings per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. The calculation of net income per share reflects the historical information for REMEC and its acquired subsidiaries and the conversion of the common shares of those companies acquired in pooling of interests transactions into REMEC shares as stipulated in the respective acquisition agreements. (See Note 2.)

     The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

                                                YEARS ENDED JANUARY 31,
                                         --------------------------------------
                                            2000          1999          1998
                                         ----------    ----------    ----------
Weighted average common shares
  outstanding used in basic earnings
  per share calculation................  25,147,000    24,722,000    22,535,000
Effect of dilutive stock options.......          --            --       693,000
                                         ----------    ----------    ----------
Shares used in diluted earnings per
  share calculation....................  25,147,000    24,722,000    23,228,000
                                         ==========    ==========    ==========

     Dilutive securities may include options, warrants, preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 508,000 and 454,000 for the years ended January 31, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

     On June 6, 1997, REMEC's Board of Directors approved a three-for-two stock split of REMEC's common stock in the form of a 50% stock dividend payable on June 27, 1997 to shareholders of record as of June 20, 1997. All share and per share related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

  Stock Options

     REMEC has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of REMEC's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                  REMEC, INC.

industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

  Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

  Segment Information

     SFAS No. 131, "Segment Information," amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by REMEC in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. REMEC operates in one business and operating segment only, and therefore adoption of this standard did not have a material impact on REMEC's financial statements.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. The Financing Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective February 1, 2001. The impact on the Company's financial statements can not yet be determined.

 2. ACQUISITION TRANSACTIONS

  Airtech plc ("Airtech")

     On April 29, 1999, REMEC acquired Airtech, a United Kingdom based manufacturer of coverage enhancement products for wireless mobile communication networks, in exchange for approximately 1.7 million shares of REMEC's common stock. Prior to the combination, Airtech's fiscal year ended on December 31. In recording the business combination, Airtech's financial statements for its fiscal years ended December 31, 1998, 1997 and 1996 were combined with REMEC's for its fiscal years ended January 31, 1999, 1998 and 1997, respectively. Airtech's net sales and net loss for the one month period ended January 31, 1999 were $208,683 and $1,353,867, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Airtech's results of operations and cash flows for the one-month period ended January 31, 1999 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 2000 results of operations and cash flows. Airtech's revenues and net loss for the period from February 1, 1999 through the date of acquisition totaled $5,637,000 and $1,682,000, respectively.

                                  REMEC, INC.

  Wacom Products, Inc. ("WACOM")

     In March 1999, REMEC formed a limited partnership, REMEC WACOM L.P. ("REMEC WACOM") for the purpose of acquiring WACOM, a manufacturer of commercial radio frequency filters for specialized communications applications. On March 29, 1999, REMEC WACOM acquired the assets and assumed all of the obligations of WACOM, in exchange for cash consideration of $6,850,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The estimated excess of the purchase price over the net assets acquired of $2,007,000 has been recorded as an intangible asset, and is being amortized over 8 years. REMEC's consolidated financial statements include the results of REMEC WACOM from March 29, 1999 forward.

     Assuming that the acquisition of WACOM had occurred on February 1, 1998, pro forma condensed consolidated results of operations would be as follows (in thousands except per share amounts):

                                         YEAR ENDED JANUARY 31,
                                         ----------------------
                                           2000         1999
                                         ---------    ---------
                                              (UNAUDITED)
Net sales..............................  $190,286     $184,520
Net loss...............................    (6,513)      (3,255)
Loss per share:
  Basic................................  $   (.26)    $   (.13)
  Diluted..............................  $   (.26)    $   (.13)

  Smartwaves International ("Smartwaves")

     On February 12, 1999, the Company acquired the assets of Smartwaves in exchange for cash consideration of $200,000 and 30,000 shares of REMEC's common stock with a fair value of $540,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $710,000 has been recorded as an intangible asset and is being amortized over an estimated life of 8 years. The pro forma results of operations of REMEC and Smartwaves assuming that Smartwaves was acquired on February 1, 1998 would not be materially different than reported results.

  Nanowave Technologies Inc. ("Nanowave")

     In October 1997, REMEC formed REMEC Canada (as a wholly owned subsidiary) for the purpose of facilitating the acquisition of Canadian companies, including the then contemplated acquisition of Nanowave, a manufacturer of amplifier based microwave and millimeter wave components and multi-function modules. On October 29, 1997, REMEC Canada acquired all of the outstanding common stock of Nanowave in exchange for cash consideration of $4,025,000 and 182,183 Dividend Access Shares with a fair value of $4,646,000 which was equal to the fair value of an equivalent number of common shares of REMEC on the date of acquisition. These Dividend Access Shares are convertible at any time into an equivalent number of shares of REMEC Common Stock at the option of the security holder. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The excess of the purchase price over the net assets acquired of $11,130,000 has been recorded as intangible assets (acquired technology, trademarks, assembled workforce and goodwill), and is being amortized over periods ranging from 9 to 15 years.

                                  REMEC, INC.

     Assuming that the acquisition of Nanowave had occurred on the first day of REMEC's fiscal year ended January 31, 1998, pro forma condensed consolidated results of operations would have been as follows (in thousands except per share amounts):

                                                   YEAR ENDED
                                                JANUARY 31, 1998
                                                ----------------
                                                  (UNAUDITED)
Net sales.....................................      $195,532
Net income applicable to common
  shareholders................................        14,307
Earnings per share
  Basic.......................................      $    .63
  Diluted.....................................      $    .61

  RF Microsystems, Inc. ("RFM")

     Effective April 30, 1996, REMEC acquired all of the outstanding common stock of RFM and certain other assets in a transaction accounted for as a purchase. Upon completion of the acquisition, certain tangible and intangible assets associated with the design and production of commercial wireless products with a fair value of approximately $3.8 million were transferred to another subsidiary of REMEC. On August 26, 1997, REMEC sold its RFM subsidiary in exchange for cash consideration of $5.0 million. The sale resulted in an after-tax gain of $1,728,000 or $.08 per share. REMEC's fiscal 1998 consolidated financial statements include the results of RFM through the date of sale.

  Other Acquisitions

     Prior to fiscal 2000, the Company had acquired several other companies in transactions accounted for as poolings of interests, including Magnum Microwave Corporation (August 1996), Radian Technology, Inc. (February 1997), C&S Hybrid, Inc. (June 1997), and Q-bit Corporation (October 1997). REMEC's historical financial results have been adjusted to include the results of operations of each of these companies.

 3. FINANCIAL STATEMENT DETAILS

  Inventories

     Inventories consist of the following:

                                                           JANUARY 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Raw Materials.....................................  $22,629,600    $21,999,579
Work in progress..................................   19,567,775     16,406,379
                                                    -----------    -----------
                                                     42,197,375     38,405,958
Less unliquidated progress payments...............      (50,263)       (94,431)
                                                    -----------    -----------
                                                    $42,147,112    $38,311,527
                                                    ===========    ===========

     Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,811,000 and $2,286,000 at January 31, 2000 and 1999, respectively. REMEC had a reserve for obsolete and unusable inventory of $6,599,000 and $3,804,000 as of January 31, 2000 and 1999, respectively.

                                  REMEC, INC.

  Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                          JANUARY 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Land, building and improvements.................  $ 15,940,298    $  3,361,097
Machinery and equipment.........................    86,691,206      74,261,052
Furniture and fixtures..........................     6,801,918       4,153,572
Leasehold improvements..........................     4,187,566       4,645,064
                                                  ------------    ------------
                                                   113,620,988      86,420,785
Less accumulated depreciation and
  amortization..................................   (53,331,048)    (41,714,028)
                                                  ------------    ------------
                                                  $ 60,289,940    $ 44,706,757
                                                  ============    ============

     Depreciation expense for the years ended January 31, 2000, 1999 and 1998 was $11,486,560, $8,333,059 and $5,252,195, respectively.

  Intangible and Other Assets

     Intangible and other assets consist of the following:

                                                           JANUARY 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Acquired technology...............................  $ 9,014,036    $ 8,358,556
Goodwill..........................................    9,783,232      7,775,775
Trademarks and other intangible assets............    2,300,000      2,250,000
                                                    -----------    -----------
                                                     21,097,268     18,384,331
Less accumulated amortization.....................   (4,875,248)    (2,988,645)
                                                    -----------    -----------
                                                     16,222,020     15,395,686
Other assets......................................   10,186,673      1,828,746
                                                    -----------    -----------
                                                    $26,408,693    $17,224,432
                                                    ===========    ===========

     At January 31, 2000, the Company had an investment of $9.6 million in an unconsolidated company which consists of convertible debt and preferred stock. The carrying value of the investment approximates its fair value. The investment is included in other assets in the consolidated balance sheet.

 4. BANK REVOLVING LINE-OF-CREDIT FACILITY

     REMEC has a $9,000,000 working capital line-of-credit facility with a bank, which expires July 3, 2000. Interest is due monthly on advances at a fixed spread over the London Interbank Offered Rate (7.25% at January 31, 2000). At January 31, 2000, there were no outstanding borrowings on the facility.

     Advances under this agreement are secured by substantially all assets of REMEC. The agreement also contains covenants which require REMEC to maintain certain financial ratios, achieve specified levels of profitability, restrict the incurrence of additional debt, limit the payment of cash dividends, and include certain other restrictions. As of January 31, 2000, REMEC was in compliance with all covenants specified.

 5. LONG TERM DEBT

     At January 31, 2000, the Company's Airtech subsidiary had borrowings of $5,274,000 (including current maturities of $225,000) under a long term credit facility. The carrying amount of the long term credit facility

                                  REMEC, INC.

approximates its fair value and the implicit interest rate approximates the Company's borrowing rate. This obligation was repaid in February 2000.

 6. SHAREHOLDERS' EQUITY

  Equity Offerings

     In March 1998, REMEC issued in a public offering an additional 1,990,000 shares of common stock. The net proceeds from this offering were $49,563,500. Certain shareholders also sold 1,000,000 shares of REMEC common stock as part of this offering.

  Stock Option Plans

     REMEC's 1995 Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of REMEC. During fiscal 2000, REMEC's shareholders approved an increase in the number of shares available for issuance under the Plan by 1,625,000 shares to a total of 5,000,000 shares of common stock. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest over a period of three to four years and expire from four and one-half years to nine years from the date of grant.

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

     A summary of REMEC's stock option activity and related information is as follows:

                                                        YEARS ENDED JANUARY 31,
                       ------------------------------------------------------------------------------------------
                                   2000                           1999                           1998
                       ----------------------------   ----------------------------   ----------------------------
                                   WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                        OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                       ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding --
  beginning of year..  2,375,471        $15.60        1,690,974        $16.86          928,538        $ 7.71
  Granted............    902,720         13.06        1,141,120         15.99        1,024,214         22.42
  Exercised..........   (194,859)         6.91          (93,801)         4.85         (170,965)         4.37
  Forfeited..........    (46,923)        15.62         (362,822)        25.44          (90,813)        10.17
                       ---------        ------        ---------        ------        ---------        ------
Outstanding -- end of
  year...............  3,036,409        $15.40        2,375,471        $15.60        1,690,974        $16.86
                       =========        ======        =========        ======        =========        ======

                                  REMEC, INC.

     The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2000:

                               TOTAL OUTSTANDING
                       ---------------------------------        TOTAL EXERCISABLE
                                     WEIGHTED AVERAGE      ----------------------------
                        NUMBER     ---------------------    NUMBER     WEIGHTED AVERAGE
     PRICE RANGE       OF SHARES   EXERCISE PRICE   LIFE   OF SHARES    EXERCISE PRICE
---------------------  ---------   --------------   ----   ---------   ----------------
$ 1.61 - $ 7.40           44,736       $ 1.83       2.1       37,033        $ 1.91
$ 7.41 - $11.10          865,204       $ 9.41       5.9      363,103        $ 9.52
$11.11 - $14.80        1,166,661       $12.98       6.3      255,961        $14.05
$14.81 - $22.20          518,683       $20.85       3.0      272,958        $21.21
$22.21 - $25.90          188,125       $25.37       2.3      101,825        $25.46
$25.91 - $37.00          253,000       $30.92       3.9      121,350        $31.82
                       ---------                           ---------
Total Plan             3,036,409       $15.40       5.1    1,152,230        $16.81
                       =========                           =========

     At January 31, 2000, options to purchase 1,839,362 shares of REMEC common stock were available for future grant.

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if REMEC has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of REMEC's common stock of 87.5%, 76.0% and 71.3%, a weighted-average life of the option of 3.2 years; and a weighted-average life of the stock purchase rights of three months.

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

                                  REMEC, INC.

the effects on pro forma net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. REMEC's pro forma information follows:

                                              YEARS ENDED JANUARY 31,
                                    -------------------------------------------
                                        2000            1999           1998
                                    ------------    ------------    -----------
Net income (loss) applicable to
  common shareholders:
  As reported.....................  $ (6,674,668)   $ (4,831,275)   $14,754,358
  Pro forma.......................   (14,262,798)    (11,267,589)    10,622,372
Earnings (loss) per share:
  As reported --
     Basic........................  $       (.27)   $       (.20)   $       .65
     Diluted......................  $       (.27)   $       (.20)   $       .64
  Pro forma --
     Basic........................  $       (.57)   $       (.46)   $       .47
     Diluted......................  $       (.57)   $       (.46)   $       .46
Weighted average fair value of
  options granted during the
  year............................  $      11.03    $      12.92    $     11.48

  Stock Purchase Plan

     REMEC's Employee Stock Purchase Plan provides for the issuance of shares of REMEC's common stock to eligible employees. During fiscal 2000, REMEC's shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan by 600,000 shares to a total of 1,800,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 2000, 814,747 shares of REMEC common stock remain available for issuance under the Purchase Plan.

 7. COMMITMENTS

  Deferred Savings Plan

     REMEC has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. REMEC matches contributions up to $100 per quarter, per employee, subject to the attainment of certain quarterly profit levels by REMEC. Employees vest immediately in their contributions and company contributions vest over a two-year period. There were no company contributions to this plan for fiscal 2000. Company contributions to this plan totaled approximately $272,000 and $399,000 for the years ended January 31, 1999 and 1998, respectively.

     REMEC's foreign subsidiaries maintain separate defined contribution retirement savings plans for substantially all of their employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contribution as specified in the plan agreements. Contributions to these plans totaled $280,000, $320,000 and $188,000 for the years ended January 31, 2000, 1999, and 1998, respectively.

                                  REMEC, INC.

  Leases

     REMEC leases offices and production facilities under noncancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At January 31, 2000, future minimum payments under these operating leases are as follows:

                                           OPERATING
                                            LEASES
                                          -----------
2001....................................  $ 3,554,000
2002....................................    3,059,000
2003....................................    2,993,000
2004....................................    2,241,000
2005....................................      575,000
Thereafter..............................    2,321,000
                                          -----------
Total minimum lease payments............  $14,743,000
                                          ===========

     Rent expense totaled $4,050,000, $3,775,000, and $3,623,000 during fiscal 2000, 1999, and 1998, respectively.

 8. INCOME TAXES

     For financial reporting purposes, income before taxes includes the following components:

                                              YEARS ENDED JANUARY 31,
                                     ------------------------------------------
                                        2000            1999           1998
                                     -----------    ------------    -----------
Pretax income (loss):
  United States....................  $(1,131,000)   $ 10,209,758    $22,272,438
  Foreign..........................   (5,972,000)    (13,168,009)     1,367,719
                                     -----------    ------------    -----------
                                     $(7,103,000)   $ (2,958,251)   $23,640,157
                                     ===========    ============    ===========

     Temporary differences and carry forwards which give rise to a significant portion of the net deferred tax assets and liabilities included in the accompanying consolidated balance sheets at January 31, 2000 and 1999 are shown below. As of January 31, 2000, a valuation allowance of $6,755,000 has been recognized as an offset to the deferred tax assets related to the jurisdictions in which realization of such assets is uncertain. The

                                  REMEC, INC.

valuation allowances arose due primarily to net operating losses of Airtech which are not deductible for US purposes and which the deductibility for U.K. purposes is uncertain.

                                                           JANUARY 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Deferred tax liabilities:
  Tax over book depreciation......................  $ 6,397,000    $ 4,132,000
  Inventory costs capitalized.....................      738,000      1,037,000
  Other...........................................           --         36,000
                                                    -----------    -----------
  Total deferred tax liabilities..................    7,135,000      5,205,000
                                                    -----------    -----------
Deferred tax assets:
  Inventory and other reserves....................    5,034,000      3,493,000
  Accrued expenses................................    1,589,000      1,588,000
  Net operating loss..............................    6,193,000      4,791,000
  Credits.........................................    2,591,000             --
  Other...........................................      536,000        421,000
                                                    -----------    -----------
Total deferred tax assets.........................   15,943,000     10,293,000
Valuation allowance...............................   (6,755,000)    (4,795,000)
                                                    -----------    -----------
                                                      9,188,000      5,498,000
                                                    -----------    -----------
Net deferred tax assets...........................  $ 2,053,000    $   293,000
                                                    ===========    ===========

     The provision for taxes based on income consists of the following:

                                               YEARS ENDED JANUARY 31,
                                       ----------------------------------------
                                          2000           1999          1998
                                       -----------    ----------    -----------
Current:
  Federal............................  $   223,000    $1,165,000    $ 7,933,000
  Foreign............................    1,058,000        20,000        546,000
  State..............................       51,000      (306,000)     1,634,000
Deferred:
  Federal............................   (1,395,000)    1,085,000     (1,188,000)
  Foreign............................       53,000        11,000        147,000
  State..............................     (418,000)     (102,000)      (186,000)
                                       -----------    ----------    -----------
                                       $  (428,000)   $1,873,000    $ 8,886,000
                                       ===========    ==========    ===========

     A reconciliation of the effective tax rates and the statutory Federal income tax rate is as follows:

                                                     YEARS ENDED JANUARY 31,
                                  --------------------------------------------------------------
                                         2000                  1999                  1998
                                  ------------------    -------------------    -----------------
                                    AMOUNT        %       AMOUNT        %        AMOUNT       %
                                  -----------    ---    -----------    ----    ----------    ---
Tax at Federal rate.............  $(2,486,000)    35%   $(1,035,000)     35%   $8,274,000     35%
State income tax net of
  federal.......................      (13,000)    --        747,000     (25)      941,000      4
Tax Credits.....................     (989,000)    14     (2,987,000)    101            --     --
Loss (Earnings) distributed to S
  Corporation shareholders......           --     --             --      --      (642,000)    (3)
Increase in
  valuation -- allowance........    2,717,000    (38)     4,795,000    (162)           --     --
Foreign rate difference.........      320,000     (5)            --      --            --     --
Other...........................       23,000     --        353,000     (12)      313,000      1
                                  -----------    ---    -----------    ----    ----------    ---
                                  $  (428,000)    (6)%  $ 1,873,000     (63)%  $8,886,000     37%
                                  ===========    ===    ===========    ====    ==========    ===

                                  REMEC, INC.

     Approximately $2.0 million of the above tax credits (fiscal 1999) are related to the recognition of research and development tax credits pertaining to previously filed tax returns. Prior to its acquisition by REMEC in October 1997, Q-bit Corporation had elected to be treated as an "S corporation" for income tax purposes and, accordingly, any liability for income taxes was that of the shareholders and not Q-bit.

     At January 31, 2000, the Company has approximately $20,644,000 of foreign net operating losses in the United Kingdom, which are available indefinitely. At January 31, 2000, the Company has consolidated federal and state research and development credits of approximately $1,364,000 and $858,000, respectively, which will begin to expire in 2014, unless previously utilized. The Company also had state manufacturing investment credits of approximately $150,000, which will begin to expire in 2009, unless previously utilized.

 9. FOREIGN OPERATIONS

     Substantially all of the Company's operations are based in the United States. The Company's Airtech subsidiary is based in the United Kingdom and accounted for sales of $19,520,000, $20,813,000, and $34,951,000 in fiscal 2000,
1999, and 1998, respectively.

     Substantially all of the Company's long-lived assets are also based in the United States. The Company's Airtech subsidiary had long-lived assets totaling $8,321,000 and $2,547,000 at January 31, 2000 and 1999, respectively. The
Company also had long-lived assets of $6,960,000 and $3,182,000 at its Costa Rican subsidiary at January 31, 2000 and 1999, respectively.

     No customer accounted for more than 10% of REMEC's net sales during fiscal 2000. During fiscal 1999 and 1998, one customer accounted for 12% and 11%, respectively, of REMEC's net sales.

     Sales to customers residing outside the United states represented 18%, 13% and 15% of net sales for fiscal 2000, 1999, and 1998, respectively.

10. RELATED PARTY TRANSACTIONS

     An officer of REMEC holds certain interests in various suppliers to one of REMEC's subsidiaries. Amounts paid to these suppliers in fiscal 2000, 1999, and 1998 totaled $1,190,000, $1,122,000, and $2,667,000, respectively.

                                  REMEC, INC.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 are as follows (in thousands, except per share data):

                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                               -----------    -----------    -----------    -----------
Fiscal 2000
Net sales....................    $43,166        $47,326        $48,371        $50,326
Gross profit(1)..............     10,736          9,862         12,392         12,620
Income (loss) from
  operations.................     (5,071)        (3,567)        (1,113)            47
Net income (loss)............     (3,445)        (2,812)        (1,119)           702
Basic net earnings (loss) per
  common share(2)............    $  (.14)       $  (.11)       $  (.04)       $   .03
Diluted net earnings (loss)
  per common share(2)........    $  (.14)       $   (11)       $  (.04)       $   .03

Fiscal 1999
Revenues.....................    $50,637        $44,366        $41,686        $42,526
Gross profit(1)..............     15,595          4,384         11,794         10,000
Operating income.............      4,297         (9,284)           200         (1,179)
Net income...................      2,294         (6,540)           401           (986)
Basic net earnings (loss) per
  common share(2)............    $   .09        $  (.26)       $   .02        $  (.04)
Diluted net earnings (loss)
  per common share(2)........    $   .09        $  (.26)       $   .02        $  (.04)

---------------
(1) Gross profit is calculated by subtracting cost of revenues from total revenues.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2000.

                                          REMEC, INC.

                                          By:     /s/ RONALD E. RAGLAND
                                            ------------------------------------
                                                     Ronald E. Ragland
                                                 Chairman of the Board and
                                                  Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of REMEC, Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                /s/ RONALD E. RAGLAND                     Chairman of the Board and     March 17, 2000
-----------------------------------------------------      Chief Executive Officer
                  Ronald E. Ragland                     (Principal Executive Officer)

                  /s/ ERROL EKAIREB                      President, Chief Operating     March 17, 2000
-----------------------------------------------------       Officer and Director
                    Errol Ekaireb

                  /s/ JACK A. GILES                       Executive Vice President,     March 17, 2000
-----------------------------------------------------   President of REMEC Microwave
                    Jack A. Giles                           Division and Director

                  /s/ DENNY MORGAN                     Director, Senior Vice President  March 17, 2000
-----------------------------------------------------        and Chief Engineer
                    Denny Morgan

                  /s/ JOSEPH T. LEE                       Executive Vice President      March 17, 2000
-----------------------------------------------------           and Director
                    Joseph T. Lee

               /s/ MICHAEL D. MCDONALD                 Chief Financial Officer, Senior  March 17, 2000
-----------------------------------------------------   Vice President and Secretary
                 Michael D. McDonald                      (Principal Financial and
                                                             Accounting Officer)

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                /s/ MARK D. DANKBERG                              Director              March 17, 2000
-----------------------------------------------------
                  Mark D. Dankberg

                  /s/ ANDRE R. HORN                               Director              March 17, 2000
-----------------------------------------------------
                    Andre R. Horn

                 /s/ JEFFREY M. NASH                              Director              March 17, 2000
-----------------------------------------------------
                   Jeffrey M. Nash

               /s/ THOMAS A. CORCORAN                             Director              March 17, 2000
-----------------------------------------------------
                 Thomas A. Corcoran

                /s/ WILLIAM H. GIBBS                              Director              March 17, 2000
-----------------------------------------------------
                  William H. Gibbs

                                  REMEC, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT                                   BALANCE AT
          CONTRACT LOSS RESERVE             BEGINNING OF PERIOD   ADDITIONS   DEDUCTIONS    END OF PERIOD
          ---------------------             -------------------   ---------   -----------   -------------
Year ended January 31, 1998...............      $1,571,991        $ 478,009   $        --    $2,050,000
Year ended January 31, 1999...............       2,050,000               --    (1,100,000)      950,000
Year ended January 31, 2000...............         950,000          888,544      (540,000)    1,298,544

                                                 BALANCE AT                                    BALANCE AT
RESERVE FOR OBSOLETE AND UNUSABLE INVENTORY  BEGINNING OF PERIOD   ADDITIONS    DEDUCTIONS    END OF PERIOD
-------------------------------------------  -------------------   ----------   -----------   -------------
Year ended January 31, 1998...............       $1,886,000        $1,622,021   $  (298,000)   $3,210,021
Year ended January 31, 1999...............        3,210,021         2,722,062    (2,128,160)    3,803,923
Year ended January 31, 2000...............        3,803,923         6,158,643    (3,363,326)    6,599,240

                                  REMEC, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 2000

                                 EXHIBIT INDEX

                                                                                SEQUENTIALLY
EXHIBIT NO.                            DESCRIPTION                             NUMBERED PAGES
-----------                            -----------                             --------------
 3.1(1)        Restated Articles of Incorporation..........................
 3.2(1)        By-Laws, as amended.........................................
10.1(1)        Equity Incentive Plan.......................................
10.2(1)        Employee Stock Purchase Plan................................
10.3(1)        Form of Indemnification Agreements between REMEC and its
               officers and directors......................................
10.4(2)        1996 Nonemployee Directors Stock Option Plan................
10.5(3)        Second Amended and Restated Loan Agreement between REMEC and
               The Union Bank of California, N.A., dated June 25, 1998, as amended.....................................................
10.6(3)        Participation Agreement dated as of August 25, 1998 among
               REMEC, Union Bank of California, N.A., and certain other
               parties identified therein..................................
10.7(3)        Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC......
10.8(3)        Lessee Guarantee executed by REMEC dated as of August 25,
               1998........................................................
10.9(4)        Strategic Supply Agreement between REMEC and SpectraPoint             51
               Wireless LLC dated December 23, 1999 (portions of this
               agreement have been redacted, and REMEC has requested that the Securities and Exchange Commission grant confidential
               treatment to the redacted portions of this agreement).......
10.10(4)       Third Amendment to Participation Agreement between REMEC and          74
               the Union Bank of California, N.A., dated February 24,
               2000........................................................
21.1(4)        Subsidiaries of REMEC.......................................          83
23.1(4)        Consent of Ernst & Young LLP, Independent Auditors..........          84
23.2(4)        Consent of Arthur Andersen, Independent Auditors............          85
24.1           Power of Attorney (included on Page S-1 of this Annual
               Report on Form 10-K)........................................
27.1(4)        Financial Data Schedule.....................................          86

---------------

(1) Previously filed with the Securities and Exchange Commission on February 1, 1996 as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.

(2) Previously filed with the Securities and Exchange Commission on November 25, 1996 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) and incorporated by reference into this Annual Report on Form 10-K.

(3) Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.

(4) Filed with this Annual Report on Form 10-K.