Form 10-Q
period 2000-04-28
REMEC INC
filed 2000-06-12
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  APRIL 28, 2000
                              --------------------------------------------------

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
(State of other jurisdiction of I.R.S. Employer          Identification Number
incorporation or organization)


          9404 CHESAPEAKE DRIVE  SAN DIEGO, CALIFORNIA        92123
--------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                 (858) 560-1301
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X           NO
                                -----             -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:


             Class                  Outstanding as of: APRIL 28, 2000
          -----------               -------------------------------------
          Common shares,
             $.01 par value                      29,300,045


REMEC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2000


Index                                                                                                     Page No.
-----                                                                                                     --------
PART I       FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets.........................................................3

                  Condensed Consolidated Statements of Income (Loss)............................................4

                  Condensed Consolidated Statements of Cash Flows...............................................5

                  Notes to Condensed Consolidated Financial Statements..........................................6

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................................8

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................11

Item 3.      Qualitative and Quantitative Disclosures About Market Risk........................................11

Item 6.      Exhibits and Reports on Form 8-K..................................................................12

SIGNATURES        .............................................................................................13


PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                               April 28,           January 31,
                                                                  2000                2000
                                                              ------------        ------------
ASSETS

Cash and cash equivalents                                     $158,969,767        $ 34,835,897

Accounts receivable, net                                        38,350,760          33,112,158

Inventories, net                                                46,052,606          42,147,112

Prepaid expenses and other current assets                       11,996,836          10,085,903
                                                              ------------        ------------
Total current assets                                           255,369,969         120,181,070

Property, plant and equipment, net                              62,731,569          60,289,940

Intangible and other assets, net                                26,122,375          26,408,693

Restricted cash                                                 17,049,299          17,049,299
                                                              ------------        ------------
                                                              $361,273,212        $223,929,002
                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                              $ 13,618,184        $  8,320,165

Accrued expenses and other current liabilities                  18,435,936          16,250,576
                                                              ------------        ------------
Total current liabilities                                       32,054,120          24,570,741


Deferred income taxes and other long-term liabilities            6,935,515          11,465,998

Shareholders' equity                                           322,283,577         187,892,263
                                                              ------------        ------------
                                                              $361,273,212        $223,929,002
                                                              ============        ============



SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)


                                                                 Three months ended
                                                                 ------------------
                                                           April 28, 2000   April 30, 1999
                                                           --------------   --------------
Net sales                                                  $   56,603,091   $   43,166,417

Cost of sales                                                  41,499,172       32,429,756
                                                           --------------   --------------
Gross profit                                                   15,103,919       10,736,661

Operating expenses:

Selling, general and administrative                            10,053,050        9,151,444

Research and development                                        3,960,971        3,525,938

Transaction costs                                                      --        3,130,000
                                                           --------------   --------------
Total operating expenses                                       14,014,021       15,807,382
                                                           --------------   --------------
Income (loss) from operations                                   1,089,898       (5,070,721)

Interest income                                                 1,577,295          699,611
                                                           --------------   --------------
Income (loss) before provision (credit) for income taxes        2,667,193       (4,371,110)

Provision (credit) for income taxes                             1,314,440         (926,212)
                                                           --------------   --------------
Net income (loss)                                          $    1,352,753      ($3,444,898)
                                                           ==============   ==============

Earnings (loss) per share:
Basic                                                      $         0.05           ($0.14)
                                                           ==============   ==============
Diluted                                                    $         0.05           ($0.14)
                                                           ==============   ==============

Shares used in computing earnings (loss) per share:

Basic                                                          27,124,000       24,957,000
                                                           ==============   ==============
Diluted                                                        28,771,000       24,957,000
                                                           ==============   ==============



SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                       Three months ended
                                                                                       ------------------
                                                                              April 28, 2000      April 30, 1999
                                                                              --------------      --------------
       OPERATING ACTIVITIES
       Net income (loss)                                                      $    1,352,753      $   (3,444,898)

       Adjustments to reconcile net income (loss) cash provided by operating activities:

       Depreciation and amortization                                               3,515,707           2,862,304

       Changes in operating assets and liabilities:

            Accounts receivable                                                   (5,254,203)         (4,253,454)

            Inventories                                                           (3,931,092)         (2,844,868)

            Prepaid expenses and other current assets                             (1,774,229)            545,389

            Accounts payable                                                       5,271,833           3,348,390

            Accrued expenses, deferred income taxes and
                other long-term liabilities                                        2,592,637           4,159,223
                                                                              --------------      --------------
       Net cash provided by operating activities                                   1,773,406             372,086

       INVESTING ACTIVITIES

       Additions to property, plant and equipment                                 (5,487,740)         (4,506,075)

       Payment for acquisitions, net of cash acquired                                    ---          (5,825,237)

       Other assets                                                                 (184,315)           (115,552)
                                                                              --------------      --------------
       Net cash used by investing activities                                      (5,672,055)        (10,446,864)

       FINANCING ACTIVITIES

       Borrowings under credit facilities and long-term debt                             ---             616,964

       Repayments on credit facilities and long-term debt                         (5,276,741)           (229,825)

       Proceeds from sale of common stock                                        133,419,402             652,662
                                                                              --------------      --------------
       Net cash provided by financing activities                                 128,142,661           1,039,801

       Effect of exchange rate changes on cash                                      (110,142)                264
                                                                              --------------      --------------
       Increase (decrease) in cash and cash equivalents                          124,133,870          (9,034,713)

       Cash and cash equivalents at beginning of period                           34,835,897          83,011,819

       Adjustment for net cash activity of pooled companies                              ---            (263,188)
                                                                              --------------      --------------
       Cash and cash equivalents at end of period                             $  158,969,767      $   73,713,918
                                                                              ==============      ==============


SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2000 included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of April 28, 2000 and the results of its operations for the three month periods ended April 28, 2000 and April 30, 1999. The results of operations for the interim period ended April 28, 2000 are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

         The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including REMEC's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in REMEC's Annual Report on Form 10-K, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2.       EARNINGS PER SHARE

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

         The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                                                  Three months ended
                                                                  ------------------
                                                           April 28, 2000    April 30, 1999
                                                           --------------    --------------
          Weighted average common shares
             outstanding used in basic
             earnings per share calculation                    27,124,000        24,957,000

          Effect of dilutive stock options                      1,647,000               ---
                                                           --------------    --------------
          Shares used in diluted
             earnings per share calculation                    28,771,000        24,957,000
                                                           ==============    ==============


         Dilutive securities may include options, warrants, preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 617,000 shares for the three months ended April 30, 1999 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3.       COMPREHENSIVE INCOME

         REMEC has adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). During the three months ended April 28, 2000, comprehensive income, including unrealized losses from foreign currency translation adjustments, totaled $972,000. For the three months ended April 30, 1999, the comprehensive loss, including unrealized losses from foreign currency translation adjustments, totaled $3,505,000.

4.       INVENTORIES

         Inventories consist of the following:


                                                            APRIL 28, 2000   JANUARY 31, 2000
                                                            --------------   ----------------
         Raw materials                                      $   25,258,055   $     22,629,600
         Work in progress                                       20,844,812         19,567,773
                                                            --------------   ----------------
                                                                46,102,867         42,197,373
         Less unliquidated progress payments                      (50,261)           (50,261)
                                                            --------------   ----------------
                                                            $   46,052,606   $     42,147,112
                                                            ==============   ================


         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,730,000 and $1,811,000 at April 28, 2000 and January 31, 2000,
         respectively. REMEC had a reserve for obsolete and unusable inventory of $6,925,000 and $6,599,000 as of April 28, 2000 and January 31, 2000,
         respectively.

5.       FOLLOW ON OFFERING

         In March 2000, REMEC sold in an underwritten public offering an additional 3,500,000 shares of common stock. The net proceeds received by REMEC from this offering totaled approximately $132.6 million.

6.       SUBSEQUENT EVENT

         On June 7, 2000, REMEC's Board of Directors approved a three-for-two stock split of its common stock in the form of a 50% stock dividend. The stock dividend is payable on June 30, 2000 to shareholders of record as of June 19, 2000.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of subsystems and integrated components used in the wireless communications industry and the defense industry. Our consolidated results of operations include the operations of REMEC Microwave, Inc., or Microwave; REMEC Wireless, Inc., or Wireless; Humphrey, Inc. or Humphrey; REMEC Magnum, Inc., or Magnum; REMEC Veritek, Inc. or Veritek; REMEC CSH, Inc. or CSH; REMEC Q-bit, Inc., or Q-bit; REMEC Nanowave, Inc., or Nanowave; REMEC Wacom, L.P., or Wacom; REMEC Airtech Ltd, or Airtech; and REMEC Inc., S.A., or REMEC Costa Rica. In March 2000, REMEC sold in an underwritten public offering an additional 3,500,000 shares of common stock. The net proceeds received by REMEC from this offering totaled approximately $132.6 million.

         Our research and development efforts for customers in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, expenditures related to such efforts are included in cost of sales and the related funding is included in net sales. As a result, our historical funded research and development expenses were minimal. As our commercial business has expanded, research and development expenses have generally increased in amount and as a percentage of sales. We expect this trend to continue, although research and development expenses may fluctuate on a quarterly basis both in amount and as a percentage of sales.

         Currently, REMEC derives significant revenues from a limited group of customers and expects that it will continue to do so in the immediate future. In certain circumstances, customers place purchase orders but release quantities incrementally against those purchase orders, subject to an agreed period of performance. At the time a purchase order is placed, REMEC records the entire amount of the purchase order as backlog, even if the customer releases quantities incrementally against the purchase order. An amount of REMEC's backlog with these customers can be canceled at any time generally without substantial penalties. As a result, any cancellation, reduction or delay in orders by or delays in shipments to any significant customer may have a material adverse effect on REMEC's business, financial condition and results of operations. For example, REMEC's results of operations during fiscal 1999 were adversely affected by the significant decline in commercial revenues from their prior levels. This decline in commercial revenues was primarily attributable to requests by certain customers to delay deliveries of previously announced requirements. REMEC believes that some of these delays were attributable to economic difficulties in the Asian markets or other international markets in which REMEC's customers operate, and to the increased competition among the participants in those markets. There can be no assurance that similar delays will not recur in the future.

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

RESULTS OF OPERATIONS AS A PERCENTAGE OF NET SALES

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.


                                                                      Three Months Ended
                                                                      ------------------
                                                               April 28, 2000     April 30, 1999
                                                               --------------     --------------
             Net sales...................................               100.0%             100.0%
             Cost of sales...............................                73.3               75.1
                                                               --------------     --------------
             Gross profit................................                26.7               24.9
             Operating expenses:
             Selling, general & administrative...........                17.8               21.2
             Research and development....................                 7.0                8.2
             Transaction costs ..........................                  --                7.2
                                                               --------------     --------------
             Total operating expenses....................                24.8               36.6
                                                               --------------     --------------
             Income (loss) from operations...............                 1.9              (11.7)
             Interest income ............................                 2.8                1.6
                                                               --------------     --------------
             Income (loss) before income taxes...........                 4.7              (10.1)
             Provision (credit) for income taxes.........                 2.3               (2.1)
                                                               --------------     --------------
             Net income (loss)...........................                 2.4%              (8.0%)
                                                               ==============     ==============


RESULTS OF OPERATIONS

         NET SALES. Net sales were $56.6 million for the three month period ended April 28, 2000, representing an increase of $13.4 million or 31.1% over the comparable prior year period. The increase in sales was primarily attributable to increased demand from REMEC's commercial customers.

         GROSS PROFIT. Gross profit was $15.1 million for the three month period ended April 28, 2000, representing an increase of $4.4 million or 40.7% over the comparable prior year period. Gross margins as a percentage of net sales increased to 26.7% in fiscal 2001 from 24.9% for the comparable prior year period. Fiscal 2000 gross margins were adversely affected by an increase in reserves for certain product warranty costs. The improvement in gross margins in the current fiscal year is primarily due to the absence of such costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") were $10.1 million for the three month period ended April 28, 2000, representing an increase of $.9 million or 9.9% over the comparable prior year period. The increase in SG&A was attributable to increased personnel, travel, legal, commissions and other administrative costs resulting from REMEC's growth, as well as approximately $0.5 million of increased SG&A costs arising at Wacom (which was acquired in March 1999, and therefore the prior year results include only one month of Wacom SG&A costs.) As a percentage of net sales, SG&A expenses decreased from 21.2% in fiscal 2000 to 17.8% in the current fiscal year due to the increase in sales.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.0 million for the three month period ended April 28, 2000, representing an increase of $.4 million or 12.3% over the comparable prior year period. These expenditures are mostly attributable to the Company's wireless communications business and reflect increased activity associated with new product development. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         TRANSACTION COSTS. REMEC's results of operations for the three months ended April 30, 1999 include $3.1 million of transaction costs associated with the Company's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the current fiscal year.

         INTEREST INCOME. Interest income was $1.6 million for the three month period ended April 28, 2000, representing an increase of $.9 million or 125.5% over the comparable prior year period. The increase in interest income was due to the increased level of cash available for investing as a result of the funds generated by REMEC's follow-on public offering in March 2000.

         PROVISION (CREDIT) FOR INCOME TAXES. REMEC reported income tax expense of $1.3 million during the three month period ended April 28, 2000, as compared with an income tax credit of $.9 million recognized during the comparable prior year period. The increase in income taxes reflects REMEC's return to profitability in the current fiscal year. The credit in the prior year reflects the recognition of the tax benefit associated with REMEC's first quarter net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         At April 28, 2000, REMEC had $223.3 million of working capital, which included cash and cash equivalents totaling $159.0 million. REMEC also has a $9.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 3, 2000. As of April 28, 2000, there were no borrowings outstanding under this credit facility.

         During the three month period ended April 28, 2000, net cash provided by operations totaled $1.8 million as the cash generated from earnings and non-cash expenses (primarily depreciation and amortization) and an increase in trade accounts payable and other accrued expenses more than offset a $9.2 million increase in trade receivables and inventories. Receivables increased during this period due to the increase in sales from the previous quarter and a minor increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of an increase in REMEC's U.S. income tax liability and an increase in accrued salaries and wages.

         During the three months ended April 28, 2000, $5.7 million was used in investing activities primarily in connection with $5.5 million in capital expenditures. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless communications business. The above expenditures were financed primarily by cash on hand. REMEC's future capital expenditures may continue to be significant as a result of wireless communications expansion requirements.

         Financing activities generated approximately $128.1 million during the three month period ended April 28, 2000, principally as a result of the net proceeds of $133.4 million generated by REMEC's follow-on offering and the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from stock option exercises, net of the repayment of $5.3 million outstanding under a long-term credit facility at REMEC's Airtech subsidiary.

         Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         CLASS ACTION LAWSUIT. On April 19, 1999, a class action lawsuit was filed against REMEC, some of its officers and directors and the investment banking firms that served as the representatives of the underwriters of our public offering completed in February 1998. The lawsuit was filed by the law firm Milberg Weiss Bershad Hynes and Lerach and others in the United States District Court for the Southern District of California as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by us and the other defendants between December 1, 1997 and June 12, 1998. Specifically, the complaint alleges that REMEC made falsely positive statements which artificially inflated the price of REMEC stock prior to a secondary offering completed in February 1998 in which REMEC and some of its officers and directors sold stock, and that REMEC's stock price fell on a series of adverse disclosures in late May and early June 1998. The complaint in the lawsuit does not specify an amount of claimed damages. Since the lawsuit was filed, the underwriters have been dismissed without prejudice.

         REMEC believes that the lawsuit is without merit and has been defending against it vigorously through a motion to dismiss and otherwise. In addition, REMEC believes the ultimate resolution will not have a material adverse impact on our business or financial condition. However, if the plaintiffs are successful in pursuing their claims against REMEC and its officers and directors, such a result could have a significant negative impact on REMEC's business and financial condition.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit. At April 28, 2000, REMEC had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on its debt. REMEC will also be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC held-to-maturity securities would not materially effect the fair value of these securities at April 28, 2000.

         FOREIGN CURRENCY EXCHANGE RATE. REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter fiscal 2001 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         -         Exhibit 27    -  Financial Data Schedule

(b) REMEC filed a Form 8-K during the quarter ended April 28, 2000 disclosing the issuance of a press release on March 6, 2000 announcing REMEC's financial results for its fourth quarter of fiscal 2000 which ended January 31, 2000.

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



REMEC, Inc.
(Registrant)



By:                  /s/ Ronald E. Ragland
         -------------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:                  /s/ Michael D. McDonald
         -------------------------------------------
         Michael D. McDonald
         Chief Financial and Accounting Officer and Secretary


Date:    June 12, 2000

EXHIBIT INDEX


Exhibit
Number

27       Financial Data Schedule