Form 10-Q
period 2000-07-28
REMEC INC
filed 2000-09-11
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      JULY 28, 2000
                               -------------------------------------------------

Commission File Number              0-27414
                       --------------------------------

                                   REMEC, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                              95-3814301
            ----------                              ----------
     (State of other jurisdiction of               I.R.S. Employer
      incorporation or organization)             Identification Number

         9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA        92123
         -------------------------------------------        -----
           (Address of principal executive offices)       (Zip Code)

                                 (858) 560-1301
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X          NO
                                -----             -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:


            Class                   Outstanding as of: JULY 28, 2000
         -----------                --------------------------------
         Common shares,
          $.01 par value                        44,179,890


REMEC, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 28, 2000


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

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings.................................................................................11
Item 3.  Qualitative and Quantitative Disclosures About Market Risk........................................11
Item 4.  Submission of Matters to a Vote of Security Holders...............................................12
Item 6.  Exhibits and Reports on Form 8-K..................................................................12

SIGNATURES ................................................................................................13


PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  July 28,          January 31,
                                                                    2000               2000
                                                                ------------       ------------
ASSETS                                                          (unaudited)
Cash and cash equivalents                                       $148,537,314       $ 34,835,897

Accounts receivable, net                                          40,151,034         33,112,158

Inventories, net                                                  53,395,134         42,147,112

Prepaid expenses and other current assets                         12,111,856         10,085,903
                                                                ------------       ------------
Total current assets                                             254,195,338        120,181,070


Property, plant and equipment, net                                70,923,127         60,289,940

Restricted cash                                                   17,049,299         17,049,299

Intangible and other assets, net                                  26,717,135         26,408,693
                                                                ------------       ------------
                                                                $368,884,899       $223,929,002
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                $ 14,054,691       $  8,320,165

Accrued expenses and other current liabilities                    21,575,918         16,250,576
                                                                ------------       ------------

Total current liabilities                                         35,630,609         24,570,741

Deferred income taxes and other long-term liabilities              6,875,717         11,465,998

Shareholders' equity                                             326,378,573        187,892,263
                                                                ------------       ------------

                                                                $368,884,899       $223,929,002
                                                                ============       ============


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)


                                                                   Three months ended                     Six months ended
                                                             ------------------------------        -------------------------------
                                                             July 28, 2000    July 30, 1999        July 28, 2000     July 30, 1999
                                                             -------------    -------------        -------------     -------------
Net sales                                                    $  63,001,041    $  47,325,840        $ 119,604,132     $  90,492,257
Cost of sales                                                   45,877,610       37,464,164           87,376,782        69,893,920
                                                             -------------    -------------        -------------     -------------
Gross profit                                                    17,123,431        9,861,676           32,227,350        20,598,337

Operating expenses:
Selling, general and administrative                             10,183,542       10,362,869           20,236,592        19,514,314
Research and development                                         4,562,912        3,066,384            8,523,883         6,592,322
Transaction costs                                                       --               --                   --         3,130,000
                                                             -------------    -------------        -------------     -------------
Total operating expenses                                        14,746,454       13,429,253           28,760,475        29,236,636
                                                             -------------    -------------        -------------     -------------
Income (loss) from operations                                    2,376,977       (3,567,577)           3,466,875        (8,638,299)
Interest income and other, net                                   2,694,146          550,086            4,271,441         1,249,697
                                                             -------------    -------------        -------------     -------------
Income (loss) before provision (credit) for income taxes         5,071,123       (3,017,491)           7,738,316        (7,388,602)
Provision (credit) for income taxes                              1,855,678         (205,106)           3,170,118        (1,131,318)
                                                             -------------    -------------        -------------     -------------
Net income (loss)                                            $   3,215,445    $  (2,812,385)       $   4,568,198     $  (6,257,284)
                                                             =============    =============        =============     =============


Loss per share:
Basic                                                        $        0.07    $       (0.07)       $        0.11    $       (0.17)
                                                             =============    =============        =============     =============
Diluted                                                      $        0.07    $       (0.07)       $        0.10    $       (0.17)
                                                             =============    =============        =============     =============

Shares used in computing loss per share:
Basic                                                           44,043,000       37,614,000           42,383,000        37,528,000
                                                             =============    =============        =============     =============
Diluted                                                         47,089,000       37,614,000           44,730,000        37,528,000
                                                             =============    =============        =============     =============


SEE ACCOMPANYING NOTES.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      Six months ended
                                                                               ---------------------------------
                                                                               July 28, 2000       July 30, 1999
                                                                               -------------       -------------
       OPERATING ACTIVITIES

       Net income (loss)                                                       $   4,568,198       $  (6,257,284)

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Depreciation and amortization                                               6,910,767           6,540,817

       Changes in operating assets and liabilities:

            Accounts receivable                                                   (7,070,055)         (3,424,973)

            Inventories                                                          (11,293,430)           (622,522)

            Prepaid expenses and other current assets                            (1,901,592)             504,266

            Accounts payable                                                       5,693,052           2,443,657

            Accrued expenses, deferred income taxes and
                other long-term liabilities                                        5,660,115           2,437,601
                                                                               -------------       -------------

       Net cash provided by operating activities                                   2,567,055           1,621,562

       INVESTING ACTIVITIES

       Additions to property, plant and equipment                                (16,745,543)        (16,068,178)

       Payment for acquisitions, net of cash acquired                                    ---          (5,825,237)

       Other assets                                                               (1,244,698)         (9,578,320)
                                                                               -------------       -------------

       Net cash used by investing activities                                     (17,990,241)        (31,471,735)

       FINANCING ACTIVITIES

       Borrowings under credit facilities and long-term debt                             ---           6,026,147

       Repayments on credit facilities and long-term debt                         (5,276,741)         (1,339,616)

       Proceeds from sale of common stock                                        134,626,523           1,955,829
                                                                               -------------       -------------
       Net cash provided by financing activities                                 129,349,782           6,642,360

       Effect of exchange rate changes on cash                                      (225,179)             (6,462)
                                                                               -------------       -------------

       Increase (decrease) in cash and cash equivalents                          113,701,417         (23,214,275)

       Cash and cash equivalents at beginning of period                           34,835,897          83,011,819

       Adjustment for net cash activity of pooled companies                              ---            (263,188)
                                                                               -------------       -------------
       Cash and cash equivalents at end of period                              $ 148,537,314       $  59,534,356
                                                                               =============       =============


SEE ACCOMPANYING NOTES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       QUARTERLY FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2000, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of July 28, 2000, and the results of its operations for the three and six month periods ended July 28, 2000, and July 30, 1999. The results of operations for the interim periods ended July 28, 2000, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

         The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                                          Three Months Ended                    Six Months Ended
                                                   -------------------------------     --------------------------------
                                                   July 28, 2000     July 30, 1999     July 28, 2000      July 30, 1999
                                                   -------------     -------------     -------------      -------------
          Weighted average common shares
             outstanding used in basic
             earnings per share calculation           44,043,000        37,614,000        42,383,000         37,528,000

          Effect of dilutive stock options             3,046,000               ---         2,347,000                ---
                                                   -------------     -------------     -------------      -------------
          Shares used in diluted
             earnings per share calculation           47,089,000        37,614,000        44,730,000         37,528,000
                                                   =============     =============     =============      =============


         Dilutive securities may include options, warrants, preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 816,000 and 870,000 shares for the three and six months ended July 30, 1999, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

         On June 7, 2000, REMEC's Board of Directors approved a three-for-two stock split of its common stock in the form of a 50% stock dividend payable on June 30, 2000, to shareholders of record as of June 19, 2000. All stock related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

3.       COMPREHENSIVE INCOME

         REMEC has adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). During the three and six month period ended July 28, 2000, comprehensive income, including unrealized losses from foreign currency translation adjustments, totaled $2,887,863 and $3,859,776, respectively. For the three and six month period ended July 30, 1999, the comprehensive loss, including unrealized losses from foreign currency translation adjustments, totaled $2,943,668 and $6,448,566, respectively.

4.       INVENTORIES

         Inventories consist of the following:


                                                       July 28, 2000          January 31, 2000
                                                       -------------          ----------------
         Raw materials                                 $  33,498,698          $     22,629,600
         Work in progress                                 19,946,698                19,567,773
                                                       -------------          ----------------
                                                          53,445,396                42,197,373
         Less unliquidated progress payments                 (50,261)                  (50,261)
                                                       -------------          ----------------
                                                       $  53,395,135          $     42,147,112
                                                       =============          ================


         Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,696,000 and $1,811,000 at July 28, 2000, and January 31, 2000,
         respectively. REMEC had a reserve for obsolete and unusable inventory of $7,420,000 and $6,599,000 as of July 28, 2000, and January 31, 2000,
         respectively.

5.       FOLLOW-ON OFFERING

         In March 2000, REMEC sold in an underwritten public offering an additional 5,250,000 shares of common stock. The net proceeds received by REMEC from this offering totaled approximately $132.6 million.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         REMEC commenced operations in 1983 and has become a leader in the design and manufacture of subsystems and integrated components used in the wireless communications industry and the defense industry. Our consolidated results of operations include the operations of REMEC Microwave, Inc., or Microwave; REMEC Wireless, Inc., or Wireless; Humphrey, Inc. or Humphrey; REMEC Magnum, Inc., or Magnum; REMEC Veritek, Inc. or Veritek; REMEC CSH, Inc. or CSH; REMEC Q-bit, Inc., or Q-bit; REMEC Nanowave, Inc., or Nanowave; REMEC Wacom, L.P., or Wacom; REMEC Airtech Ltd, or Airtech; and REMEC Inc., S.A., or REMEC Costa Rica. In March 2000, REMEC sold in an underwritten public offering an additional 5,250,000 shares of common stock. The net proceeds received by REMEC from this offering totaled approximately $132.6 million.

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

RESULTS OF OPERATIONS AS A PERCENTAGE OF NET SALES

         The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.


                                                                 Three months ended        Six months ended
                                                                 --------------------    --------------------
                                                                 July 28,    July 30,    July 28,    July 30,
                                                                   2000        1999        2000        1999
                                                                 --------    --------    --------    --------
             Net sales...................................          100.0%      100.0%      100.0%      100.0%
             Cost of sales...............................           72.8        79.2        73.1        77.2
                                                                 --------    --------    --------    --------
             Gross profit................................           27.2        20.8        26.9        22.8
             Operating expenses:
             Selling, general & administrative...........           16.2        21.8        16.9        21.7
             Research and development....................            7.2         6.5         7.1         7.3
             Transaction costs ..........................             --          --          --         3.4
                                                                 --------    --------    --------    --------
             Total operating expenses....................           23.4        28.3        24.0        32.4
                                                                 --------    --------    --------    --------
             Income (loss) from operations...............            3.8        (7.5)        2.9        (9.6)
             Interest income ............................            4.3         1.2         3.6         1.4
                                                                 --------    --------    --------    --------
             Income (loss) before income taxes...........            8.1        (6.3)        6.5        (8.2)
             Provision (credit) for income taxes.........            3.0        (0.4)        2.7        (1.3)
                                                                 --------    --------    --------    --------
             Net income (loss)...........................            5.1%       (5.9%)       3.8%       (6.9%)
                                                                 ========    ========    ========    ========


RESULTS OF OPERATIONS

         NET SALES. Net sales were $63.0 million and $119.6 million for the three and six month periods ended July 28, 2000, representing an increase of $15.7 million or 33.1% and an increase of $29.1 million or 32.2%, respectively, over the prior year periods. The increase in sales during fiscal 2001 was primarily attributable to increased demand from REMEC's commercial customers.

         GROSS PROFIT. Gross profit was $17.1 million and $32.2 million for the three and six month periods ended July 28, 2000, representing increases of $7.3 million or 73.6% and $11.6 million or 56.5%, respectively, over the prior year periods. Gross margins were 27.2% and 26.9% for the three and six month periods ended July 28, 2000, compared with 20.8% and 22.8%, respectively, for the comparable prior year periods. Fiscal 2000 gross margins were adversely affected by an increase in reserves for inventory obsolescence and product warranty costs. The improvement in gross margins in the current fiscal year is primarily attributable to the absence of such costs, as well as the improved overhead absorption resulting from the increase in production volume associated with the increased sales levels discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") were $10.2 million and $20.2 million for the three and six month periods ended July 28, 2000, representing a decrease of $.2 million or 1.7% and an increase of $.7 million or 3.7%, respectively, over the comparable prior year periods. The increase in SG&A during fiscal 2001 was primarily attributable to approximately $.5 million of increased SG&A costs arising at WACOM (this subsidiary was acquired in late March 1999, and therefore the prior year results only include approximately 4 months of WACOM SG&A costs). As a percentage of net sales, SG&A expenses decreased from 21.7% in fiscal 2000 to 16.9% in fiscal 2001 due to the increase in sales.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.6 million and $8.5 million for the three and six month periods ended July 28, 2000, representing increases of $1.5 million or 48.8% and $1.9 million or 29.3%, respectively, over the comparable prior year periods. These expenditures are mostly attributable to the company's wireless communications business and reflect increased activity associated with new product development. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

         TRANSACTION COSTS. REMEC's results of operations for the six months ended July 30, 1999, include $3.1 million of transaction costs associated with REMEC's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the current fiscal year.

         INTEREST INCOME. Interest income was $2.7 million and $4.3 million for the three and six month periods ended July 28, 2000, representing increases of $2.1 million or 389.8% and $3.0 million or 241.8%, respectively, over the comparable prior year periods. The increase in interest income was due to an increase in the level of cash available for investing as a result of the funds generated by REMEC's follow-on offering in March 2000.

         PROVISION (CREDIT) FOR INCOME TAXES. REMEC reported income tax expense of $3.2 million during the six month period ended July 28, 2000, as compared with an income tax credit of $1.1 million recognized during the comparable prior year period. The increase in income taxes reflects REMEC's return to profitability in the current fiscal year. The credit in the prior year reflects the recognition of the tax benefit associated with REMEC's net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         At July 28, 2000, REMEC had $218.6 million of working capital, which included cash and cash equivalents totaling $148.5 million. REMEC also has a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 1, 2002. As of July 28, 2000, there were no borrowings outstanding under this credit facility.

         During the three month period ended July 28, 2000, net cash provided by operations totaled $2.6 million as the cash generated from earnings and non-cash expenses (primarily depreciation and amortization) and an increase in trade accounts payable and other accrued expenses more than offset a $18.4 million increase in trade receivables and inventories. Receivables increased during this period due to the increase in sales from the previous quarter and a minor increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of an increase in REMEC's U.S. income tax liability.

         During the three months ended July 28, 2000, $18.0 million was used in investing activities primarily in connection with $16.7 million in capital expenditures. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless communications business. Cash on hand financed the above expenditures. REMEC's future capital expenditures may continue to be significant as a result of wireless communications expansion requirements.

         Financing activities generated approximately $129.3 million during the three month period ended July 28, 2000, principally as a result of the net proceeds of $132.6 million generated by REMEC's follow-on offering and the net proceeds of $2.0 million from the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from stock option exercises, net of the repayment of $5.3 million outstanding under a long-term credit facility at REMEC's Airtech subsidiary.

         Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         CLASS ACTION LAWSUIT. On April 19, 1999, a class action lawsuit was filed against REMEC, some of its officers and directors and the investment banking firms that served as the representatives of the underwriters of our public offering completed in February 1998. The lawsuit was filed by the law firm Milberg Weiss Bershad Hynes and Lerach and others in the United States District Court for the Southern District of California as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by us and the other defendants between December 1, 1997, and June 12, 1998. Specifically, the complaint alleges that REMEC made falsely positive statements which artificially inflated the price of REMEC stock prior to a secondary offering completed in February 1998, in which REMEC and some of its officers and directors sold stock, and that REMEC's stock price fell on a series of adverse disclosures in late May and early June 1998. The complaint in the lawsuit does not specify an amount of claimed damages. Since the lawsuit was filed, the underwriters have been dismissed without prejudice.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit. At July 28, 2000, REMEC had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on its debt. REMEC will also be affected by changes in interest rates in its investments in certain cash equivalent securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially effect the fair value of these securities at July 28, 2000.

         FOREIGN CURRENCY EXCHANGE RATE. REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected third quarter fiscal 2001 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of REMEC was held on June 2, 2000. The following items were voted upon by the shareholders with all items being approved.

         1. To elect nine directors to serve for the ensuing year and until their successors are elected.


                                      Votes for    Votes against or withheld     Votes abstained     Broker non-votes
                                      ---------    -------------------------     ---------------     ----------------
         Ronald E. Ragland            25,960,764           112,736                     -                    -
         Errol Ekaireb                25,961,436           112,064                     -                    -
         Jack A. Giles                25,960,501           112,999                     -                    -
         Denny E. Morgan              25,961,536           111,964                     -                    -
         Thomas A. Corcoran           25,961,584           111,916                     -                    -
         Mark D. Dankberg             25,954,084           119,416                     -                    -
         William H. Gibbs             25,961,584           111,916                     -                    -
         Andre R. Horn                25,932,683           140,817                     -                    -
         Jeffrey M. Nash              25,961,536           111,964                     -                    -


         2. To approve an amendment to REMEC's restated Article's of Incorporation to increase the number of shares authorized for issuance.


                                      Votes for      Votes against or withheld      Votes abstained     Broker non-votes
                                      ---------      -------------------------      ---------------     ----------------
                                      22,662,506          2,243,995                  166,999                 -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         -         Exhibit 27    -  Financial Data Schedule

(b) There were no reports on Form 8-K filed by the registrant during the quarter ended July 28, 2000.

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



REMEC, Inc.
(Registrant)



By:             /s/ Ronald E. Ragland
         ------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:             /s/ Michael D. McDonald
         ------------------------------------
         Michael D. McDonald
         Chief Financial and Accounting Officer and Secretary


Date:    September 11, 2000

EXHIBIT INDEX


Exhibit
Number

27                Financial Data Schedule