Form 10-Q
period 2000-10-27
REMEC INC
filed 2000-12-11
CIK 769874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        October 27, 2000
                              --------------------------------------

Commission File Number                   0-27414
                      ---------------------------------------

                                   REMEC, INC.
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                       95-3814301
           -----------------------------------------------------------
           (State of other jurisdiction of          I.R.S. Employer
            incorporation or organization)       Identification Number

               9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA 92123
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

             YES      X                           NO
                    -----                               -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                   Outstanding as of: October 27, 2000
         -----------                -----------------------------------
         Common shares,
         $.01 par value                           44,449,575

REMEC, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2000

Index                                                                                     Page No.
-----                                                                                     --------
PART I      FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
                 Condensed Consolidated Balance Sheets...........................................3
                 Condensed Consolidated Statements of Income (Loss)..............................4
                 Condensed Consolidated Statements of Cash Flows.................................5
                 Notes to Condensed Consolidated Financial Statements............................6
Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................9

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings...................................................................12
Item 3.     Qualitative and Quantitative Disclosures About Market Risk..........................12
Item 6.     Exhibits and Reports on Form 8-K....................................................13

SIGNATURES  ....................................................................................14

PART I - FINANCIAL INFORMATION
ITEM 1

                                   REMEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 October 27,        January 31,
                                                                        2000               2000
                                                                 -----------        -----------
                                                                 (unaudited)
ASSETS
Cash and cash equivalents                                       $136,784,198       $ 34,835,897
Accounts receivable, net                                          45,506,612         33,112,158
Inventories, net                                                  56,947,459         42,147,112
Prepaid expenses and other current assets                         12,994,152         10,085,903
                                                                ------------       ------------
Total current assets                                             252,232,421        120,181,070

Property, plant and equipment, net                                75,514,100         60,289,940
Restricted cash                                                   17,049,299         17,049,299
Intangible and other assets, net                                  39,781,224         26,408,693
                                                                ------------       ------------
                                                                $384,577,044       $223,929,002
                                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                 $16,370,713         $8,320,165
Accrued expenses and other current liabilities                    28,861,085         16,250,576
                                                                ------------       ------------
Total current liabilities                                         45,231,798         24,570,741

Deferred income taxes and other long-term liabilities              7,606,587         11,465,998

Shareholders' equity                                             331,738,659        187,892,263
                                                                ------------       ------------
                                                                $384,577,044       $223,929,002
                                                                ============       ============


See accompanying notes.

                                   REMEC, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                                     Three months ended                   Nine months ended
                                                               -------------------------------      ------------------------------
                                                                  October 27,    October 29,           October 27,    October 29,
                                                                         2000           1999                  2000           1999
                                                                  -----------    -----------           -----------    -----------
Net sales                                                         $78,837,747     $48,370,547         $198,441,879   $138,862,804
Cost of sales                                                      56,281,013      35,979,435          143,657,795    105,873,355
                                                                  -----------     -----------         ------------   ------------
Gross profit                                                       22,556,734      12,391,112           54,784,084     32,989,449

Operating expenses:
Selling, general and administrative                                12,547,607       9,739,124           32,784,199     29,253,437
Research and development                                            4,785,013       3,765,384           13,308,896     10,357,706
Transaction costs                                                          --              --                   --      3,130,000
                                                                  -----------     -----------         ------------   ------------
Total operating expenses                                           17,332,620      13,504,508           46,093,095     42,741,143
                                                                  -----------     -----------         ------------   ------------
Income (loss) from operations                                       5,224,114      (1,113,396)           8,690,989     (9,751,694)

Interest income and other, net                                      2,637,650         640,957            6,909,091      1,890,654
                                                                  -----------     -----------         ------------   ------------
Income (loss) before provision (credit) for income taxes            7,861,764        (472,439)          15,600,080     (7,861,040)

Provision (credit) for income taxes                                 2,862,821        (647,047)           6,032,939       (484,271)
                                                                  -----------     -----------         ------------   ------------
Net income (loss)                                                 $ 4,998,943     ($1,119,486)        $  9,567,141    ($7,376,769)
                                                                  ===========    ============         ============   ============

Earnings (loss) per share:
Basic                                                                   $0.11         ($0.03)                $0.22        ($0.20)
                                                                        =====         =======                =====        =======
Diluted                                                                 $0.11         ($0.03)                $0.21        ($0.20)
                                                                        =====         =======                =====        =======

Shares used in computing earnings (loss) per share:
Basic                                                              44,322,000      37,820,000           43,043,000     37,640,000
                                                                   ==========      ==========           ==========     ==========
Diluted                                                            46,636,000      37,820,000           45,379,000     37,640,000
                                                                   ==========      ==========           ==========     ==========


See accompanying notes.

                                   REMEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                 ---------------------------
                                                                                 October 27,     October 29,
                                                                                        2000            1999
                                                                                 -----------     -----------
       OPERATING ACTIVITIES
       Net income (loss)                                                        $  9,567,141    ($7,376,769)
       Adjustments to reconcile net income (loss) to net cash
             provided  by operating activities:
       Depreciation and amortization                                              11,361,791       9,872,075
       Changes in operating assets and liabilities:
            Accounts receivable                                                  (12,459,025)     (7,089,394)
            Inventories                                                          (14,877,896)     (2,920,847)
            Prepaid expenses and other current assets                             (1,852,622)      1,049,287
            Accounts payable                                                       8,470,127       2,968,874
            Accrued expenses, deferred income taxes and
                other long-term liabilities                                       12,028,858       4,016,637
                                                                                ------------     -----------
       Net cash provided by operating activities                                  12,238,374         519,863

       INVESTING ACTIVITIES
       Additions to property, plant and equipment                                (24,027,467)    (20,305,330)
       Payment for acquisitions, net of cash acquired                                     --      (5,825,237)
       Other assets                                                              (15,981,647)     (9,630,285)
                                                                                ------------     -----------
       Net cash used by investing activities                                     (40,009,114)    (35,760,852)

       FINANCING ACTIVITIES
       Borrowings under credit facilities and long-term debt                              --       6,026,147
       Repayments on credit facilities and long-term debt                         (5,276,741)     (1,342,974)
       Proceeds from sale of common stock                                        135,243,101       2,670,206
                                                                                 -----------       ---------
       Net cash provided by financing activities                                 129,966,360       7,353,379

       Effect of exchange rate changes on cash                                      (247,319)          7,492
                                                                                ------------     -----------

       Increase (decrease) in cash and cash equivalents                          101,948,301     (27,880,118)
       Cash and cash equivalents at beginning of period                           34,835,897      83,011,819


       Adjustment for net cash activity of pooled companies                               --        (263,188)
                                                                                ------------     -----------
       Cash and cash equivalents at end of period                               $136,784,198     $54,868,513
                                                                                ============     ===========

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.        QUARTERLY FINANCIAL STATEMENTS

          The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2000, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of October 27, 2000, and the results of its operations for the three and nine month periods ended October 27, 2000, and October 29, 1999. The results of operations for the interim periods ended October 27, 2000, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

          The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                                            Three Months Ended                   Nine Months Ended
                                                       -----------------------------       ---------------------------
                                                       October 27,       October 29,       October 27,    October 29,
                                                       -----------       -----------       -----------    -----------
                                                              2000              1999              2000           1999
          Weighted average common shares
             outstanding used in basic
             earnings per share calculation             44,322,000        37,820,000        43,043,000     37,640,000
          Effect of dilutive stock options               2,314,000                --         2,336,000             --
                                                        ----------        ----------        ----------     ----------
          Shares used in diluted
             earnings per share calculation             46,636,000        37,820,000        45,379,000     37,640,000
                                                        ==========        ==========        ==========     ==========

          Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 727,000 and 822,000 shares for the three and nine months ended October 29, 1999, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

          On June 7, 2000, REMEC's Board of Directors approved a three-for-two stock split of its common stock in the form of a 50% stock dividend payable on June 30, 2000, to shareholders of record as of June 19, 2000. All stock related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

3.        COMPREHENSIVE INCOME

          REMEC has adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period attributable to REMEC's net income or loss and the impact of foreign currency translation adjustments and unrealized gains and losses on investments. During the three and nine month period ended October 27, 2000, comprehensive income, including unrealized gains and losses from foreign currency translation adjustments, totaled $4,727,147 and $8,586,923, respectively. For the three and nine-month period ended October 29, 1999, the comprehensive loss, including unrealized gains and losses from foreign currency translation adjustments, totaled $994,256 and $7,483,140, respectively.

4.        INVENTORIES

          Inventories consist of the following:

                                                          October 27, 2000          January 31, 2000
                                                          ----------------          ----------------
         Raw materials                                         $34,044,251               $22,629,600
         Work in progress                                       22,953,469                19,567,773
                                                               -----------               -----------
                                                                56,997,720                42,197,373
         Less unliquidated progress payments                      (50,261)                  (50,261)
                                                               -----------               -----------
                                                               $56,947,459               $42,147,112
                                                               ===========               ===========


          Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,764,000 and $1,811,000 at October 27, 2000, and January 31, 2000,
          respectively. REMEC had a reserve for obsolete and unusable inventory of $9,586,000 and $6,599,000 as of October 27, 2000, and January 31,
          2000, respectively.

5.        FOLLOW-ON OFFERING

          In March 2000, REMEC sold in an underwritten public offering an additional 5,250,000 shares of common stock. The net proceeds received by REMEC from this offering totaled approximately $132.6 million.

6.        PENDING TRANSACTION

          On November 15, 2000, REMEC announced its tender offer to the shareholders of Allgon AB ("Allgon"), a Swedish public company. The consummation of this transaction is subject to shareholder approval. According to the terms of REMEC's tender offer, REMEC could acquire up to all of the currently issued and outstanding shares of Allgon Stock in exchange for up to 18,210,000 shares of our common stock. REMEC's offer also includes elective cash components, aggregating up to $125 million, which will reduce the total number of REMEC shares to be issued in the acquisition.

7.        RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's review in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001; however, we do not expect the adoption of SAB 101 to have any effect on our operations or financial position.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments on the Company's balance sheet at fair market. The FASB has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt SFAS 133 effective February 2001. We are currently assessing the impact of adopting SFAS No. 133 on our financial position and results on operations.

          In March of 2000, the FASB issued FASB Interpretation No. 44
          ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". We were required to adopt FIN 44 effective July 1,2000, with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or results of operations.

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

RESULTS OF OPERATIONS AS A PERCENTAGE OF NET SALES

     The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

                                                                 Three months ended                Nine months ended
                                                             ---------------------------      --------------------------
                                                             October 27,     October 29,      October 27,    October 29,
                                                                    2000            1999             2000           1999
                                                             -----------     -----------      -----------    -----------
             Net sales...................................         100.0%         100.0%           100.0%         100.0%
             Cost of sales...............................          71.4           74.4             72.4           76.2
                                                                  ------         ------            -----         ------
             Gross profit................................          28.6           25.6             27.6           23.8
             Operating expenses:
             Selling, general & administrative...........          15.9           20.1             16.5           21.1
             Research and development....................           6.1            7.8              6.7            7.5
             Transaction costs ..........................            --             --               --            2.2
                                                                     --             --               --           ----
             Total operating expenses....................          22.0           27.9             23.2           30.8
                                                                  ------         ------            -----         ------
             Income (loss) from operations...............           6.6          (2.3)              4.4          (7.0)
             Interest income ............................           3.3            1.3              3.4            1.4
                                                                  ------         ------            -----         ------
             Income (loss) before income taxes...........           9.9          (1.0)              7.8          (5.6)
             Provision (credit) for income taxes.........           3.6            1.3              3.0          (0.3)
                                                                  ------         ------            -----         ------
             Net income (loss)...........................           6.3%         (2.3%)             4.8%         (5.3%)
                                                                  ======         ======            =====         ======


RESULTS OF OPERATIONS

NET SALES. Net sales were $78.8 million and $198.4 million for the three and nine month periods ended October 27, 2000, representing an increase of $30.5 million or 63.0% and an increase of $59.6 million or 42.9%, respectively, over the prior year periods. The increase in sales during fiscal 2001 was primarily attributable to increased demand from REMEC's commercial customers.

GROSS PROFIT. Gross profit was $22.6 million and $54.8 million for the three and nine-month periods ended October 27, 2000, representing increases of $10.2 million or 82.0% and $21.8 million or 66.1%, respectively, over the prior year periods. Gross margins were 28.6% and 27.6% for the three and nine month periods ended October 27, 2000, compared with 25.6% and 23.8%, respectively, for the comparable prior year periods. Fiscal 2000 gross margins were adversely affected by an increase in reserves for inventory obsolescence and product warranty costs. The improvement in gross margins in the current fiscal year is primarily attributable to the absence of such costs, as well as the improved overhead absorption resulting from the increase in production volume associated with the increased sales levels discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") were $12.5 million and $32.8 million for the three and nine month periods ended October 27, 2000, representing an increase of $2.8 million or 28.8% and an increase of $3.5 million or 12.1%, respectively, over the comparable prior year periods. The increase in SG&A during fiscal 2001 was primarily attributable to approximately $.7 million of increased SG&A costs arising at WACOM (this subsidiary was acquired in late March 1999, and therefore the prior year results only include approximately 4 months of WACOM SG&A costs) and an increase in employment and related expenses. As a percentage of net sales, SG&A expenses decreased from 21.1% in fiscal 2000 to 16.5% in fiscal 2001 due to the increase in sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.8 million and $13.3 million for the three and nine-month periods ended October 27, 2000, representing increases of $1.0 million or 27.1% and $3.0 million or 28.5%, respectively, over the comparable prior year periods. These expenditures are mostly attributable to the company's wireless communications business and reflect increased activity associated with new product development. Research and development expenditures fluctuate on a quarterly basis both in amount and as a percentage of sales.

TRANSACTION COSTS. REMEC's results of operations for the nine months ended October 29, 1999, include $3.1 million of transaction costs associated with REMEC's acquisition of Airtech and the terminated acquisition of STM Wireless, Inc. There were no similar costs in the current fiscal year.

INTEREST INCOME. Interest income was $2.6 million and $6.9 million for the three and nine month periods ended October 27, 2000, representing increases of $2.0 million or 311.5% and $5.0 million or 265.4%, respectively, over the comparable prior year periods. The increase in interest income was due to an increase in the level of cash available for investing as a result of the funds generated by REMEC's follow-on offering in March 2000.

PROVISION (CREDIT) FOR INCOME TAXES. REMEC reported income tax expense of $6.0 million during the nine months period ended October 27, 2000, as compared with an income tax credit of $0.5 million recognized during the comparable prior year period. The increase in income taxes reflects REMEC's return to profitability in the current fiscal year. The credit in the prior year reflects the recognition of the tax benefit associated with REMEC's net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

At October 27, 2000, REMEC had $207.0 million of working capital, which included cash and cash equivalents totaling $136.8 million. REMEC also has a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 1, 2002. As of October 27, 2000, there were no borrowings outstanding under this credit facility.

On November 15, 2000, REMEC announced its tender offer to the shareholders of Allgon AB ("Allgon"), a Swedish public company. The consummation of this transaction is subject to shareholder approval. According to the terms of our tender offer, we could acquire up to all of the currently issued and outstanding shares of Allgon Stock in exchange for up to 18,210,000 shares of our common stock. REMEC's offer also includes elective cash components, aggregating up to $125 million, which will reduce the total number of REMEC shares to be issued in the acquisition.

During the nine month period ended October 27, 2000, net cash provided by operations totaled $12.2 million as the cash generated from earnings and non-cash expenses (primarily depreciation and amortization) and an increase in trade accounts payable and other accrued expenses more than offset a $27.3 million increase in trade receivables and inventories. Receivables increased during this period due to the increase in sales from the previous quarter and a minor increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of an increase in REMEC's U.S. income tax liability and an increase in employee related liabilities.

During the nine months ended October 27, 2000, $40.0 million was used in investing activities primarily in connection with $24.0 million in capital expenditures and the purchase of $13.5 million of Allgon Stock. The bulk of the capital expenditures were associated with the expansion of REMEC's commercial wireless communications business. Cash on hand financed the above expenditures. REMEC's future capital expenditures may continue to be significant as a result of wireless communications expansion requirements.

Financing activities generated approximately $130.0 million during the nine month period ended October 27, 2000, principally as a result of the net proceeds of $132.6 million generated by REMEC's follow-on offering and the net proceeds of $2.6 million from the issuance of shares in connection with REMEC's Employee Stock Purchase Plan and from stock option exercises, net of the repayment of $5.3 million outstanding under a long-term credit facility at REMEC's Airtech subsidiary.

Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

CLASS ACTION LAWSUIT. On April 19, 1999, a class action lawsuit was filed against REMEC, some of its officers and directors and the investment banking firms that served as the representatives of the underwriters of our public offering completed in February 1998. The lawsuit was filed by the law firm Milberg Weiss Bershad Hynes and Lerach in the United States District Court for the Southern District of California as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by us and the other defendants between December 1, 1997, and June 12, 1998. Specifically, the complaint alleges that REMEC made falsely positive statements which artificially inflated the price of REMEC stock prior to a secondary offering completed in February 1998, in which REMEC and some of its officers and directors sold stock, and that REMEC's stock price fell on a series of adverse disclosures in late May and early June 1998. The complaint in the lawsuit does not specify an amount of claimed damages. Since the lawsuit was filed, the underwriters have been dismissed without prejudice.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit. At October 27, 2000, REMEC had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on its debt. REMEC will also be affected by changes in interest rates in its investments in certain cash equivalent securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially effect the fair value of these securities at October 27, 2000.

FOREIGN CURRENCY EXCHANGE RATE. REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected fourth quarter fiscal 2001 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

                  Exhibit 27  - Financial Data Schedule

(b) There were no reports on Form 8-K filed by the registrant during the quarter ended October 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



REMEC, Inc.
(Registrant)



By:                       /s/ Ronald E. Ragland
         -----------------------------------------------
         Ronald E. Ragland
         Chairman and Chief Executive Officer




By:                        /s/ Michael D. McDonald
         -------------------------------------------
         Michael D. McDonald
         Chief Financial and Accounting Officer and Secretary


Date:    December 11, 2000

EXHIBIT INDEX


Exhibit
Number

27                Financial Data Schedule