Form 10-K
period 2001-01-31
REMEC INC
filed 2001-04-23
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                to                .

COMMISSION FILE NUMBER 0-27414

REMEC, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) 9404 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	95-3814301 (I.R.S. EMPLOYER IDENTIFICATION NO.) 92123 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 560-1301

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.01 PAR VALUE
(TITLE OF CLASS)

    Indicate by check mark whether REMEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that REMEC was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of REMEC on March 30, 2001 was approximately $390,000,641 based on the last reported sale price on the Nasdaq National Market of $9.4688 per share of such stock on March 29, 2001.

    The number of outstanding shares of Registrant's Common Stock as of March 30, 2001 was 44,684,720.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for REMEC's Annual Meeting of Shareholders expected to be held on June 11, 2001, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

REMEC, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 31, 2001

TABLE OF CONTENTS

PART I

    Some of the statements made by us in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially due to a variety of factors, including the risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

INTRODUCTION

    REMEC is a leading designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks. Our products are designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also develop and manufacture highly sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons. We manufacture products that operate at the full range of frequencies currently used in wireless communications transmission, including at radio frequencies, or RF, microwave frequencies and millimeter wave frequencies. By offering products that cover the entire frequency spectrum for wireless communications, we are able to address opportunities in the worldwide mobile wireless communications market as well as the global fixed access broadband wireless market.

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

    INCREASED DEMAND FOR MOBILE WIRELESS SERVICES NECESSITATES EXPANSION OF WIRELESS INFRASTRUCTURE.  Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony and paging services through the transmission of voice and low speed data signals over analog cellular systems and digital personal communication systems, or PCS. It is estimated that the number of global cellular/PCS subscribers will grow from 427 million in 1999 to 1.1 billion by 2003. Since each cellular or PCS base station has a finite capacity, the demand created by increased subscribers will require a substantial increase in capital investment in wireless communications infrastructure equipment. It is estimated that wireless base stations, cell site equipment and switch equipment sales will grow from $54 billion in 2000 to $114 billion in 2004.

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

  •
  First generation, or 1G, networks. These mobile networks feature analog technology that provides voice and low speed data services.

  •
  Second generation, or 2G, networks. Second generation cellular networks feature digital technology, including PCS. Digital technology provides network service providers and subscribers with advantages over analog technology, including increased system capacity, secure voice communications, short messaging service and other enhanced services. This technology can be implemented with new infrastructure or as an expansion of existing 1G networks.

  •
  Third generation, or 3G, networks. Third generation cellular networks feature increased capacity and data speeds that permit wireless transmission of integrated voice, video and data traffic. This technology can be implemented with new infrastructure or also as an equipment overlay to existing 2G networks, often referred to as 2.5G. Network services providers have upgraded networks in Japan, are currently upgrading networks in various European countries and the U.S. and have announced upgrades in the U.S. and Asia. Service providers are anticipated to begin installing new 3G networks over the next few years as regulatory agencies around the world continue to license the frequency bands for this digital technology. Licenses to use this frequency band have been awarded in Japan and various European and Asian countries, with the U.S. following over the next several years. Japan is currently installing 3G networks with operations to begin this year.

    COPPER WIRE, CABLE AND FIBER OPTIC BROADBAND ACCESS IS COSTLY TO DEPLOY AND HAS OTHER LIMITATIONS.  Applications requiring high capacity data transmission or high speed Internet access traditionally have been satisfied through deployment of broadband last mile connections consisting of enhanced copper wire called digital subscriber lines, or DSL, coaxial cable and fiber optic cable, each of which is described below:

  •
  Digital subscriber line. DSL has a data transmission rate of up to 1.5 Mbps. While the necessary copper infrastructure for DSL is already in place through existing telephone copper wires, transmission rates and availability are limited by the quality of the subscriber's existing copper wire infrastructure and distance from the telephone company switch.

  •
  Coaxial cable. Cable has a data transmission rate of up to 27 Mbps. As with DSL, the necessary cable infrastructure for residential use is already in place. However, existing cable networks must be upgraded to provide for two-way data transmission, and many businesses are not currently wired for cable.

  •
  Fiber optic cable. Fiber optic networks have data transmission rates of up to 10 billion bits per second, or 10 Gbps, the fastest rate of any current broadband access solution. However, optic cable is very expensive to deploy and may exceed the data transmission needs of many subscribers.

    In order to add capacity, these land line networks currently require right of way access and a labor intensive process of physically laying wires or cables in order to connect consumers to the network backbone. As a result of the difficulties in deploying additional wires or cables, increased demand for communication access may create a "last mile bottleneck" between subscribers and the backbone of these land line networks.

    FIXED ACCESS BROADBAND WIRELESS TECHNOLOGY IS EMERGING AS A COST EFFECTIVE ALTERNATIVE TO BROADBAND LAND LINE TRANSMISSION.  New fixed access broadband wireless technology can provide quality of service comparable to the best land line network alternatives at speeds that are significantly faster than conventional copper wire-based networks. Fixed access broadband wireless technology is designed to be integrated with the existing network backbone to address the last mile bottleneck problem. In addition, certain types of fixed access broadband wireless technology provide an alternative for selective network backbone applications. Broadband wireless systems include point-to-point, point-to-multipoint and satellite-to-multipoint broadband technologies, which are described below:

  •
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

  •
  Point-to-multipoint wireless. Point-to-multipoint wireless systems generally have data transmission rates of up to 500 Mbps. Point-to-multipoint wireless systems use a single central hub radio to serve multiple end users. Point-to-multipoint wireless systems have additional advantages over point-to-point wireless systems. These include reduced equipment costs as the addition of new customers requires only new customer premises equipment, as well as allocation of bandwidth based on demand, so customers only pay for what they use. As a result, point-to-multipoint systems can provide cost effective last mile access to customers that do not have as much traffic as point-to-point customers.

  •
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

    FREQUENCY ALLOCATIONS BY THE FCC AND INTERNATIONAL AGENCIES MAY LEAD TO WIRELESS INFRASTRUCTURE EXPANSION.  In response to the increasing demand for wireless communications services, regulatory bodies like the Federal Communications Commission (FCC) and other international agencies continue to allocate new frequency spectrum. For example, the FCC has recently licensed several frequency bands, including bands for local multipoint distribution systems, or LMDS, and multichannel multipoint distribution systems, or MMDS, for two-way broadband wireless data services. During 2000 the FCC also allocated additional spectrum through auctions, which can be used by high speed data transmission service providers. It is anticipated that these frequencies will be used to deliver fixed wireless Internet access to business and residential customers. To take advantage of these licenses, network operators must deploy new infrastructures specific to the licensed frequency band. Each frequency band requires unique transmission equipment designed to work with the technical requirements of the particular band. Thus, as additional frequencies are allocated by regulatory agencies around the world, wireless infrastructure equipment must be deployed to commercialize these licenses.

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

  •
  improve performance and reduce cost through reduction in product size and parts count;

  •
  enhance performance through optimal partitioning and implementation of functional elements; and

  •
  reduce cost by minimizing "over engineering," through avoiding the use of higher performance, more costly components than are necessary in order to compensate for performance degradation resulting from inefficiencies due to combining stand alone components that are not designed to be integrated into one system.

    Concurrent Engineering.  We streamline and optimize the product development cycle by employing "concurrent engineering," which includes the following elements:

  •
  joint participation with our customers at the conceptual design stage, allowing us to suggest an architecture/design that reduces cost and increases performance at the integrated subsystem level;

  •
  participation by our suppliers in the design process, thereby optimizing material and device selections; and

  •
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

    Leverage Technology Leadership.  Through eighteen years of leadership in high frequency applications in the defense and commercial industries, we believe that we have one of the most advanced portfolios of products encompassing RF, microwave and millimeter wave technologies. The skills that we developed in the defense industry and honed in the commercial wireless market have enabled us to develop solutions to achieve substantial reductions in the size and cost of wireless infrastructure equipment. We intend to continue to integrate additional functions into smaller packaging with fewer parts while meeting the reliability and performance specifications of next generation wireless infrastructure equipment.

    Continue To Develop Strong Strategic Alliances With Customers.  By forming lasting customer relationships through working closely with customers, we are better able to develop insight into their system requirements and to design specific products that meet their needs. We intend to continue to expand our key customer alliances with leading infrastructure OEMs, such as Motorola, Digital

Microwave and Nokia, as well as working with emerging wireless equipment suppliers. In addition, we intend to expand our participation in significant defense programs with key prime contractors, such as Raytheon, Northrop Grumman and Lockheed Martin. We will concentrate our efforts on the commercial customers we believe will be the most successful in selling their systems to service providers that require high volume production.

    Supply Integrated Microwave Subsystems to OEMs' Worldwide Operations and Expand our International Presence.  Historically, we have been primarily a supplier to the domestic operations of OEMs. Most OEMs have a significant global presence, including operations in Europe and Asia. There is an opportunity to become the supplier for these OEMs in all of their global markets. We believe that we are one of only a few microwave subsystem companies that have the breadth of expertise in wireless communications technology necessary to service these OEMs' worldwide operations. In addition to servicing OEMs' worldwide operations, with our acquisition of United Kingdom-based Airtech, we have been increasing our operations in Europe, initially focusing on the mobile wireless market. Also, with our recent acquisition of Pacific Microwave Corporation, discussed below under "Subsequent Events," we have expanded our operations in Asia. We intend to expand our existing sales offices in Kuala Lumpur, Malaysia and Beijing, China to increase our sales and distribution capabilities in Asia. Additional international activities may include establishing design and manufacturing operations in China and entering into strategic partner relationships with local marketing or manufacturing companies in Asia.

    Supply Niche Products Directly To Network Service Providers.  We intend to continue expanding our marketing efforts to sell certain niche mobile wireless products directly to network service providers. Although we do not intend to enter into direct competition with our OEM customers, there are several niche products that are not being marketed aggressively by OEMs, including base station tower top products and mobile wireless coverage enhancement products. We intend to continue expanding our product portfolio and our efforts to market these products to network service providers when we can do so without competing directly with our OEM customers or enter into partnership agreements with our OEM customers to integrate our products into their system solutions.

    Enhance High Volume Manufacturing Capability.  We intend to continue to implement process manufacturing automation and believe that our ability to develop a high level of automated product alignment and test capability will help us to further improve our cost effectiveness and time to market. We also intend to continue expanding our foreign manufacturing operations, both at our current locations such as Costa Rica and in new locations in Asia, when appropriate, in order to lower our costs or to access an available workforce. In addition, we intend to offer our manufacturing services to OEMs and subsystem and component developers or manufacturers who need high volume manufacturing of their own products either because of capacity constraints or lack of manufacturing expertise.

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

SUBSEQUENT EVENTS

    Sale of Humphrey.  In February 2001, we announced that we had sold the assets and operations of our Humphrey Inc. subsidiary. We expect that the sale of Humphrey, which provides precision instruments for control and measurements systems for use in defense and commercial applications, will allow us to focus on our core microwave business.

    PMC Acquisition.  In March 2001, we announced the completion of our acquisition of Pacific Microwave Corporation (PMC), a privately held microwave electronics manufacturing company located in the Philippines. PMC has approximately 850 employees, including microwave engineers, technicians and assemblers. PMC specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide devices, components, subsystem and systems for broadband voice, video, and data transmission over wireless communications networks. We believe that the addition of PMC will provide an increase in our millimeter wave manufacturing capacity.

PRODUCTS

    Virtually every wireless system contains a microwave transport subsystem that performs the function of transforming modulated voice, data or video from an intermediate frequency, or IF, signal into a microwave frequency signal for transmitting or for converting an incoming signal from microwave frequencies back into an IF modulated voice, data or video signal. A microwave transport subsystem may consist of a completely integrated unit or of several interconnected modules and single function components.

    Mobile Wireless Infrastructure.  In this market, we sell multi-function microwave modules, including delay filter assemblies, filter/low noise amplifier assemblies and filter panel assemblies. We also supply components, including filters, amplifiers, voltage controlled oscillators, or VCOs, and mixers that are used by OEMs in base station infrastructure equipment. In addition, we also sell directly to service providers complete microwave subsystems for network coverage enhancement applications, including tower mounted amplifiers and tower mounted boosters. These products eliminate the cable between the radio at the bottom of the base station and the antenna at the top of the base station by filtering and amplifying the transmit/receive signals at the base station tower top. These tower top base stations may extend coverage by up to 30% to 40%. As fully integrated microwave "front ends," these products provide the circuitry of the radio that enables signals to be transmitted and received at microwave frequencies and that can be used as the front end of low power transceiver units. Active antenna and remote RF head products that allow IF, RF, microwave or fiber optic backhaul are currently being developed to provide levels of integration similar to that of the fixed wireless access and broadband satellite access products. To address the niche but high growth in-building coverage market, we have also developed in-building coverage products, including repeaters, bi-directional amplifiers, multicarrier combiners/amplifiers and fiber optic distribution modules. Our selling prices for mobile wireless subsystems and components range from approximately $20 to $3,500.

    Point-To-Point Broadband Wireless Products.  We develop and supply high (OC-3) and medium (Tl to 8T1) capacity point-to-point wireless transport equipment deployed by network operators for backhaul of a variety of communications traffic. Our products are utilized in systems that provide a cost effective approach to data transport where land line access to T1 lines or fiber optic cable is not deployed or otherwise unavailable. For this market, we manufacture microwave transport subsystems, including radios, outdoor units, or ODUs, as well as individual microwave modules, including antennas, diplexers, transceivers, synthesizers and power supplies, that provide microwave transport functionality. As the market has become more horizontally segmented, there has been a significant trend towards outsourcing the entire ODU, which allows our OEM customers to focus on system engineering and network software. Using our broad microwave engineering capabilities, we have been able to supply complete microwave transport subsystems, which aids our customers in achieving their cost reduction and time to market objectives. Our selling prices for point-to-point broadband wireless subsystems and components range from approximately $80 to $10,000.

    Point-To-Multipoint Broadband Wireless Products.  For this market, we manufacture microwave transport subsystems, such as radios, customer premises equipment and coverage enhancement products, as well as the individual microwave modules that provide the microwave transport functionality. These modules include antennas, diplexers, transceivers, synthesizers and power supplies. Network systems integrators in this market typically outsource the entire radio and, in many cases, the entire customer premises equipment. This outsourcing allows these integrators to focus on their core competencies of system engineering and network architecture. Our network service provider customers in this market typically require specialized solutions to network-wide functional needs. An example is our coverage enhancement product used in LMDS to solve line-of-sight obstructions between base stations and potential customer sites, which frequently impair transmission performance of our customers' LMDS networks. Our selling prices for point-to-multipoint subsystems and components range from approximately $300 to $5,000.

    Satellite-To-Multipoint Broadband Products.  Like the point-to-point and point-to-multipoint markets, we have focused our VSAT and broadband satellite business on ODU and customer premises equipment. We also provide microwave modules such as power amplifiers to ODU integrators. Our satellite-to-multipoint subsystems and components sell for less than $1,000.

    Defense Products.  We focus our efforts in the defense electronics industry on providing communication systems, subsystems and integrated components to defense programs which we believe have the highest probability of follow-on production. Our products are integrated into various defense tactical aircraft, satellites, missile systems and smart weapons comprise the majority of the platforms of our customers. The systems, subsystems and integrated components are comprised of specialized combinations of components that perform a variety of microwave functions, including filters, couplers, power divider switches, amplifiers, VCOs, mixers and multipliers, among others. Defense industry programs for which we provide communication systems, subsystems and integrated components include the following:

  •
  the F-22 Stealth Tactical Fighter Aircraft program for the U.S. Air Force;

  •
  the Integrated Defensive Electronic Countermeasure System (IDECM) for the U.S. Navy;

  •
  the Advanced Medium Range Air to Air Missile (AMRAAM) program for the U.S. Air Force;

  •
  the Longbow Missile and Radar programs for the U.S. Army; and

  •
  the Standard Missile for the U.S. Navy.

    Our selling prices for defense subsystems and components range from approximately $100 to $200,000.

CUSTOMERS

    We derive significant revenues from a limited group of customers. For the fiscal year ended January 31, 2001, our top ten customers comprised approximately 70% of revenues, with no customer accounting for more than 10% of total fiscal 2001 revenues other than sales to Motorola, Inc. Sales to Motorola accounted for 12% of fiscal 2001 revenues. We anticipate that we will continue to derive significant revenues from sales to a relatively small group of customers. If any of these customers cancels, reduces or delays orders or product estimates given to us or shipments on account of their manufacturing or supply difficulties, financial difficulties or reduction in demand for their systems and products or otherwise, our revenues would be significantly reduced.

    We sell our commercial wireless communications products primarily to OEMs, that in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. Our customers for commercial wireless subsystems include the following:

  •
  Motorola

  •
  Alcatel

  •
  VoiceStream

  •
  DMC Stratex Networks (formerly Digital Microwave)

  •
  Nokia

  •
  Lucent Technologies

  •
  Nortel Networks

    We also sell our wireless communications equipment to the major U.S. defense prime contractors for integration into larger systems. Our customers for defense communications equipment include the following:

  •
  Raytheon

  •
  ITT Industries

  •
  TRW

  •
  Northrop Grumman

  •
  Lockheed Martin

  •
  Boeing

SALES AND MARKETING

    We use a team-based sales approach to facilitate close management of relationships at multiple levels of a customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of our engineering department and, occasionally, a local technical sales representative. In particular, the use of experienced engineering personnel as part of the sales effort enables close technical collaboration with the customer during the design and qualification phase of new communications equipment which we believe is critical to the integration of our products into our customers' equipment. Our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. To identify sales opportunities, we primarily utilize a direct sales force that is supplemented by a group of manufacturer sales representatives.

    We are rapidly expanding our international sales presence with direct sales offices in Europe and Asia. Sales to customers residing outside of the U.S. represented 15%, 19% and 27% of net sales in fiscal years ended January 31, 1999, 2000 and 2001, respectively. Our international sales do not include products sold to foreign end users by our domestic customers.

PRODUCT AND MANUFACTURING GROUPS

    Our business is divided into four groups: Broadband Wireless, Mobile Wireless Infrastructure, Defense Products and Manufacturing.

    The Broadband Wireless group develops and manufactures fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services. These services may be offered by communications services providers to business and residential customers through various distribution systems, including local multipoint distribution systems, or LMDS, multichannel multipoint distribution systems, or MMDS, and satellite systems. Subsidiaries within this group include REMEC Magnum, REMEC Wireless and REMEC CSH. The products produced by members of this group include high capacity point-to-point and point-to-multipoint radios, system enhancing microwave repeaters and low cost satellite ground systems.

    The Mobile Wireless Infrastructure Group develops and manufactures highly integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The subsidiaries within this group include REMEC Airtech, REMEC WACOM and REMEC Q-bit. The products produced by this group are provided to worldwide OEMs and service providers and include masthead amplifiers, boosters, high power and low noise amplifiers, as well as integrated filtering and combining systems.

    The Defense Products Group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. After the sale of the Humphrey operations, this group consists of REMEC Microwave whose products range from critical components and integrated modules to advanced integrated microwave assemblies for radar, missiles, electronic warfare and communication/navigation systems.

    The Manufacturing Group provides high volume production of microwave products, including test and critical hybrid circuits, to the other product groups. Subsidiaries or divisions within this group include REMEC Veritek, a microwave adept automated surface mount assembly facility, REMEC Metal Fabrication Center, a sophisticated metal fabrication design and volume production facility, and REMEC Costa Rica and an affiliated maquiladora operation in Mexico, both of which have high volume manufacturing facilities. Members of the product groups also have manufacturing facilities. Pacific Microwave Corporation, which was recently acquired as discussed above, is now in the manufacturing Group and specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide products.

    Not included in the above segments are Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communications systems, and certain non-operating subsidiaries of REMEC.

    Financial information regarding our business segments may be found in Note 9 to the audited Financial statements appearing elsewhere in this Form 10-K.

MANUFACTURING

    With the precise specifications required by our customers, we believe that process expertise and discipline are key elements of successful high volume production of wireless subsystems. We assemble, test, package and ship products at our manufacturing facilities located in the following cities:

  •
  San Diego, Poway, Escondido and Milpitas, California;

  •
  Palm Bay, Florida;

  •
  Waco, Texas;

  •
  Toronto, Canada;

  •
  San Jose, Costa Rica;

  •
  Tijuana, Mexico; and

  •
  Aylesbury, United Kingdom.

    Since inception, we have been manufacturing products for defense programs in compliance with the stringent MIL-Q-9858 specifications. We received ISO-9001 certification from the Defense Supply Center Columbus (DSCC) for our facilities at Microwave. Other REMEC facilities that are ISO-9001 qualified include Wireless, Q-bit and Airtech. In addition, facilities at Veritek and REMEC Costa Rica facilities are ISO-9002 qualified. ISO-9001 and ISO-9002 are standards established by the International Organization for Standardization that provide a methodology by which manufacturers can obtain quality certification. To assure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, we seek to achieve vertical integration in the manufacturing process wherever appropriate.

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

RESEARCH AND DEVELOPMENT

    Our core competencies, including our emphasis on concurrent engineering, rely heavily on our research and development capabilities. These capabilities, including our breadth of engineering skills, have allowed us to develop products that operate at the full range of existing frequencies used in commercial wireless communications. Research and development expenses for the fiscal years ended January 31, 1999, 2000 and 2001 were approximately $10.9 million, $14.0 million and $19.0 million, respectively. We expect that as our commercial business expands, research and development expenses will increase in amount and as a percentage of sales. Our research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, are included in cost of sales and the related funding in net sales. We believe that to remain competitive in the future we will need to invest significant financial resources in research and development.

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

    Because of our participation in the defense industry, we are subject to audit from time to time of our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Security Service, the Office of Federal Contract Compliance Programs and the Defense Supply Center Columbus. These and other governmental agencies may also, from time to time, conduct inquiries or investigations that may cover a broad range of our business activity. Responding to any governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve penalties.

    We believe that we operate our business in material compliance with applicable government regulations.

INTELLECTUAL PROPERTY

    We do not currently hold any patents on our significant products. In order to protect our intellectual property rights, we rely on a combination of trade secrets, copyrights and trademarks and employee and third party nondisclosure agreements. We also limit access to and distribution of proprietary information. The steps that we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing similar technology. Furthermore, in the future, third parties may assert infringement claims against us or with respect to our products. As to some of our products, we have agreed to indemnify our customers against possible claims by third parties that the products infringe their intellectual property rights. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources. If a third party was successful in a claim that one of our products infringed that third party's proprietary rights, we may have to pay substantial royalties or damages or remove that product from the marketplace. We might also have to expend substantial financial and engineering resources in order to modify the product so that it would no longer infringe on those proprietary rights.

EMPLOYEES

    As of January 31, 2001, we had a total of 3,167 employees, including 2,167 in manufacturing and operations, 426 in research, development and engineering, 212 in quality assurance, 56 in sales and marketing, and 306 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees. None of our employees is represented by a labor union, and we have not experienced any work stoppage. We consider our employee relations to be good.

RISKS RELATING TO OUR BUSINESS

Current economic conditions are uncertain.

    Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth, if any, for the economy as a whole, and even more difficult to estimate growth, if any, in the specific markets in which REMEC participates. Because our budgeting and forecasting are dependent upon estimates regarding the markets we serve, the prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual to make. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

Our entry into the commercial wireless communications industry carries certain risks.

    Historically, our business focused almost exclusively on making wireless communications and other tactical weapon system products for the U.S. defense industry. We have recently increased our business in the commercial wireless communications market. Our success in the commercial wireless market depends in large part on investments by our customers in expensive wireless infrastructure equipment. Because the commercial wireless market has only recently begun to develop, it is difficult to predict the rate at which this market will grow, if at all. This market is currently experiencing a downturn, and as a result our customers may reduce their capital expenditures in response to current or anticipated reductions in consumer demand for their products and services. If the current economic uncertainty continues, demand for our commercial wireless products may be sharply reduced or may fail to develop, which would adversely affect our revenues. In addition, the need to invest in the engineering, research and development and marketing required to penetrate markets and maintain service and support capabilities limits our ability to reduce expenses during downturns.

Our operations may be adversely affected by energy shortages.

    California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling brown-outs, or the temporary and generally unannounced loss of the primary electrical power source. Our facilities in San Diego, Poway, Escondido and Milpitas are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

The failure of our customers to sell wireless communications network solutions that include our subsystems and integrated components would harm our sales.

    In general, our integrated components and subsystems must be custom designed for use in our customers' products. As a result, we sell our products to a relatively small group of customers, and our products must be specifically engineered for each customer. While we select our customers based on our assessment of their ability to succeed in the marketplace, we can not be sure of their success. If our customers are not successful, the length of time required to reengineer our product for another customer may delay our sales or prohibit us from getting our products to the marketplace in a timely manner or at all.

Our production schedules and manufacturing processes may cause fluctuations in quarterly results.

    Our quarterly results have varied significantly in the past and are likely to continue to vary significantly, due to a number of factors, including the following: timing, cancellation or rescheduling of customer estimates for product; customer orders and shipments; pricing and mix of products sold; introduction of new products; our ability to obtain components and subassemblies from contract manufacturers and suppliers; and variations in manufacturing efficiencies. Any one of these factors could substantially affect our results of operations for any particular fiscal quarter.

Our continued efforts to service the defense market may limit our growth in revenues.

    We make a substantial portion of our sales to the U.S. defense market. As a result, lower defense spending by the U.S. government could materially reduce our revenues. Lower defense spending by the U.S. government might occur because of defense budget cuts, general budget cuts or other causes. The U.S. recently has reduced its defense budget and may further reduce it. In addition, the U.S. has reduced the number of newly initiated defense industry production programs. In the existing defense programs in which we participate, pricing pressure continues to be exerted on follow-on orders.

    We expect to continue to derive a substantial portion of our revenues from defense programs and to develop microwave products for defense applications. If a significant defense program or contract ends, and we fail to replace sales from that program or contract, our revenues will decline. In addition, a large portion of our expenses are fixed and difficult to reduce, thus magnifying the negative effect of any shortfall in revenue.

Our defense development contracts could cause our quarterly results to fluctuate.

    Because of the decline in the number of defense industry production programs, we have entered into more defense industry development contracts as a source of defense revenues. Development contracts are contracts for the development of products, rather than the production of products and they tend to be fixed price contracts that generally result in lower gross profit margins than production contracts. As a result, our increased reliance on development contracts has led to increased quarterly fluctuations in sales and gross profit margins. Accordingly, our comparative performance from one fiscal quarter to the next is not necessarily an accurate indicator of our future performance.

Our exclusive arrangements with some customers may limit our pursuit of market opportunities and may result in a loss of revenues.

    We have granted some of our customers exclusivity on specific products, which means that we are only permitted to sell those specially engineered products to them. We expect that in some cases our existing customers and new customers may require us to give them exclusivity on new products that we make for them. By entering into exclusive arrangements, we may forego opportunities to supply these products to other companies. In addition, if we enter into exclusive relationships with customers who prove to be unsuccessful, our revenues will be negatively affected. We may not be able to establish business relationships with, or negotiate acceptable arrangements with, significant customers in the future. Also, our current or future arrangements with significant customers may not continue or be successful.

Our dependence on suppliers and contract manufacturers may decrease our timeliness of product delivery to customers which may result in lost revenues.

    We rely on contract manufacturers and suppliers, in some cases sole suppliers or limited groups of suppliers, to provide us with services and materials necessary for the manufacture of our products. As a result of a worldwide demand for and shortage of components, some suppliers have begun to limit the number of components that we may purchase. These components include chip components and other products necessary for the production of our products. If we are not able to obtain sufficient allocations of these components, our production and shipment of product will be delayed, we may lose customers and our profitability will be affected.

    Other risks relating to our reliance on contract manufacturers and on sole suppliers include reduced control over productions costs, delivery schedules, reliability and quality of materials. Any inability to obtain timely deliveries of acceptable quality materials, or any other circumstances that would require us to seek alternative contract manufacturers or suppliers, could adversely affect our ability to deliver products to our customers. In addition, if costs for our contract manufacturers or suppliers increase, we may suffer losses if we are unable to recover such cost increases under fixed price production commitments to our customers.

Fixed-price contracts may increase risks of cost overruns and product non-performance.

    Our customers establish demanding specifications for product performance, reliability and cost. Most of our customer contracts are firm fixed price contracts. Firm fixed price contracts provide for a predetermined fixed price for the products we make, regardless of the costs we incur. We have made pricing commitments to customers based upon our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations.

    Manufacture of our products is an extremely complex process. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected. The expense of producing products can rise due to increased cost of materials, components or labor, or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future.

Our success in pursuing sales in international markets may be limited by risks related to international trade and marketing.

    For the fiscal year ended January 31, 2001, approximately 27% of our revenue was derived from sales to customers residing outside the U.S. In addition, some of our U.S.-based customers which integrate our subsystems into their products may sell into these international markets. Adverse international economic conditions or developments, including economic instability in Asia, have in the past and could in the future negatively affect our direct sales and sales by our customers into these regions which would impact our revenues.

    In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including: delays resulting from export restrictions on certain products and technologies; fluctuations in foreign currencies and the U.S. dollar; loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks; overlap of different tax structures; seasonal reductions in business activity; and risks of increases in taxes and other government fees. In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws.

Increasing our international market presence may be difficult and costly.

    We may seek to expand our presence in international wireless communications and related markets by entering into partnerships or alliances with OEMs and service providers in those countries and acquiring complementary international business. We have had limited experience in partnering with international entities and managing international operations. The success of our ability to increase our international market presence is dependent on a number of factors, including the success of our domestic operations, level of funding, stability of our stock price, ability to produce competitive international products, attraction and retention of key employees at our international locations and our execution of strategic objectives.

We may encounter difficulties in effectively integrating acquired businesses.

    Over the last several years we have acquired a number of companies. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability. In additiion, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating of the operations, technologies and personnel of the acquired company; diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. There can be no assurance as to the effect of future acquisitions on our business or operating results.

Competition among technology companies for experienced engineers and other personnel may affect our ability to sustain our growth expectations.

    We depend on attracting and retaining competent personnel in all areas of our business, including management, engineering, manufacturing, quality assurance, marketing and support. In particular, our development efforts depend on hiring and retaining qualified engineers. We believe that engineers, including highly skilled microwave engineers with the skills necessary to develop products for wireless communications are in high demand. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. If we are unable to hire a sufficient number of engineering personnel, we may be unable to support the growth of our business, and as a result, our sales may suffer.

Our stock price may fluctuate significantly.

    The market price of our common stock, like the stock prices of many companies in the telecommunications industry, is subject to wide fluctuations in response to a variety of factors, including: actual or anticipated operating results; announcements of technological innovations; announcements of new products or new contracts by us, our competitors or customers; government regulatory action; developments with respect to wireless telecommunications; and general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices for the stocks of technology companies and have often been unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and may continue to be highly volatile.

ITEM 2.  PROPERTIES

    Our principal administrative, engineering and manufacturing facilities are located in ten buildings aggregating approximately 275,000 square feet in the Southern California area. Our Southern California operations consist of five facilities owned by us and five leased facilities located in San Diego, Escondido and Poway, California. The leases of these facilities expire on various dates beginning in December 2002 through February 2010. Our Northern California operations are located in four leased buildings aggregating approximately 106,000 square feet in Milpitas and Burlingame, California. These leases expire on various dates between May 6, 2003 and February, 2008. Q-bit owns a 51,000 square foot building located in Palm Bay, Florida. REMEC Inc. S.A. owns a 50,000 square foot building located in San Jose, Costa Rica. Nanowave leases approximately 47,000 square feet in four buildings located in Toronto, Canada, under leases that expire in September 2001. WACOM owns a 33,000 square foot building located in Waco, Texas. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LITIGATION

    On April 19, 1999, a class action lawsuit was filed against us, some of our officers and directors and the investment banking firms who served as the representatives of the underwriters of our public offering completed in February 1998. The lawsuit was filed in the United States District Court for the Southern District of California by the law firm Milberg Weiss Bershad Hynes and Lerach and its colleagues as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleges violations of the Securities Exchange Act of 1934 by us and the other defendants between December 1, 1997 and June 12, 1998. Specifically, the complaint alleges that we made falsely positive statements which artificially inflated the price of our stock prior to a secondary offering completed in February 1998 in which REMEC and some of our officers and directors sold stock, and that our stock price fell on a series of adverse disclosures in late May and early June 1998. The complaint in the lawsuit does not specify an amount of claimed damages. Since the lawsuit was filed, the underwriters have been dismissed without prejudice.

    We believe that the lawsuit is without merit, and we have been defending against it vigorously through a pending motion to dismiss and otherwise. In addition, we believe the ultimate resolution will not have a material adverse impact on our business or financial condition. However, if the plaintiffs are successful in pursuing their claims against us and our officers and directors, such a result could have a significant negative impact on our business and financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matters were submitted to a vote of REMEC's shareholders during the last quarter of its fiscal year ended January 31, 2001. In connection with REMEC's offer to purchase the stock of Allgon AB, a Swedish company, a shareholder meeting was scheduled for January 16, 2001. On January 12, 2001 REMEC cancelled the scheduled meeting because certain conditions to closing the transaction had not been met, making the shareholder meeting unnecessary.

PART II

ITEM 5.  MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

    Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol "REMC." The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated. All stock price information has been adjusted to reflect a 3-for-2 stock split effected on June 30, 2000.

	HIGH	LOW
FISCAL 2000
First Quarter	$13.917	$7.375
Second Quarter	11.792	8.125
Third Quarter	10.000	6.959
Fourth Quarter	17.000	6.333
FISCAL 2001
First Quarter	$34.330	$13.500
Second Quarter	35.208	21.000
Third Quarter	34.688	20.375
Fourth Quarter	30.375	8.406
FISCAL 2002
First Quarter (through March 20, 2001)	$13.625	$8.500

DIVIDEND POLICY

    REMEC currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. REMEC's line of credit agreement restricts the amount of cash dividends that REMEC may pay. See Note 4 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to REMEC's statements of operations for each of the years in the three year period ended January 31, 2001 and with respect to the balance sheets at January 31, 2000 and 2001, are derived from the audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such financial statements. The statement of operations data for the years ended January 31, 1997 and 1998 and the balance sheet data at January 31, 1997, 1998 and 1999, are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for

REMEC and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	FISCAL YEAR ENDED JANUARY 31,
	1997	1998	1999	2000	2001
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS [1]:
Net sales	$131,643	$191,008	$179,215	$189,189	$273,499
Cost of sales	95,359	132,349	137,443	143,580	203,812

Gross profit	36,284	58,659	41,772	45,609	69,687
Operating expenses:
Selling, general and administrative	23,313	31,210	36,835	38,189	45,621
Research and development	6,349	7,887	10,903	13,994	18,953
Transaction costs	—	1,069	—	3,130	2,750

Total operating expenses	29,662	40,166	47,738	55,313	67,324

Income (loss) from operations	6,622	18,493	(5,966)	(9,704)	2,363
Gain on sale of investment	—	—	—	—	1,707
Gain on sale of subsidiary	—	2,833	—	—	—
Interest income (expense) and other, net	15	2,314	3,008	2,601	9,803

Income (loss) before provision for income taxes and minority interest	6,637	23,640	(2,958)	(7,103)	13,873
Provision (credit) for income taxes	3,780	8,886	1,873	(428)	2,917

Net income (loss) before minority interest	2,857	14,754	(4,831)	(6,675)	10,956
Minority interest	—	—	—	—	77
Dividend accrued on Preferred Stock	(128)	—	—	—	—

Income (loss) applicable to Common Stock	$2,729	$14,754	$(4,831)	$(6,675)	$10,879

Earnings per share:
Basic	$.10	$.44	($.13)	($.18)	$.25

Diluted	$.10	$.42	($.13)	($.18)	$.24

Shares used in per share calculations computing earnings per share:
Basic	26,450	33,803	37,083	37,721	43,436

Diluted	26,916	34,842	37,083	37,721	45,482

	AT JANUARY 31,
	1997	1998	1999	2000	2001
	(IN THOUSANDS)
BALANCE SHEET DATA[1]:
Cash and cash equivalents	$75,134	$47,966	$83,012	$34,836	$138,526
Working capital	100,673	99,221	133,807	95,610	225,405
Total assets	151,524	179,082	218,571	223,929	390,225
Long-term debt	3,234	—	—	5,049	—
Total shareholders' equity	121,639	145,990	191,607	187,892	341,487

1
REMEC acquired Airtech in April 1999, Q-bit in October 1997, C&S Hybrid in June 1997 and Radian in February 1997, each of which was accounted for as a pooling of interests and, as such, all financial amounts contained in the above table have been restated to include the financial results and data of Airtech, Q-bit, C&S Hybrid and Radian, for all periods presented. REMEC acquired WACOM Products, Inc. in March 1999, Smartwaves International in February 1999, Nanowave Technologies Inc. in October 1997 and Verified Technical Corporation in March 1997 in transactions accounted for as purchases.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Our business is divided into four groups: Broadband Wireless, Mobile Wireless Infrastructure, Defense Products and Manufacturing.

    The Broadband Wireless Group develops and manufactures microwave products for fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services and includes our subsidiaries, REMEC Magnum, REMEC Wireless and REMEC CSH. The Mobile Wireless Infrastructure Group develops and manufactures integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The subsidiaries within this group include REMEC Airtech, REMEC WACOM and REMEC Q-bit. The Defense Products Group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. This group currently consists only of REMEC Microwave. The Manufacturing Group provides high volume production of microwave products, including test and critical hybrid circuits, primarily to the other product groups. Subsidiaries or divisions within this group include REMEC Veritek, REMEC Costa Rica and the REMEC Metal Fabrication Center. In March 2001, we added to our manufacturing group capability through the acquisition of PMC, a private held microwave electronics manufacturing company located in the Philippines. Not included in the above groups are certain non operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communication systems. The results of REMEC Wireless include sales of $20.9 million, $16.4 million and $18.6 million in fiscal 2001, 2000 and 1999, respectively, arising from the sale of base station filter products to the mobile wireless communication infrastructure market. Subsequent to January 31, 2001, the filter product business line was transferred to the Mobile Wireless Infrastructure Group. For more complete financial information regarding our business segments, see footnote 9 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated.

	FISCAL YEARS ENDED JANUARY 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.7	75.9	74.5

Gross profit	23.3	24.1	25.5
Operating expenses:
Selling, general and administrative	20.6	20.1	16.7
Research and development	6.1	7.4	6.9
Transaction costs	—	1.7	1.0

Total operating expenses	26.7	29.2	24.6

Income (loss) from operations	(3.4)	(5.1)	0.9
Gain on sale of investment	—	—	0.6
Interest income and other, net	1.7	1.4	3.6

Income (loss) before provision (credit) for income taxes	(1.7)	(3.7)	5.1
Provision (credit) for income taxes	1.0	(0.2)	1.1

Net income (loss)	(2.7)%	(3.5)%	4.0%

FISCAL YEAR ENDED JANUARY 31, 2001 VS. FISCAL YEAR ENDED JANUARY 31, 2000

    NET SALES AND GROSS PROFIT. Our net sales increased 44.6% from $189.2 million during fiscal 2000 to $273.5 million during fiscal 2001, reflecting an industry-wide increase in demand for wireless communications equipment. Our gross profit increased 52.8% from $45.6 million in fiscal 2000 to $69.7 million in fiscal 2001. Consolidated gross margin as a percentage of sales increased from 24.1% during fiscal 2000 to 25.5% during fiscal 2001. The improvement in overall gross margins in the current fiscal year is primarily attributable to improved overhead absorption resulting from the significant increase in production volume associated with increased sales. Results within each of our business segments were as follows:

    Broadband Wireless Group. Sales within the Broadband Wireless Group increased 47.5% from $69.4 million to $102.4 million, primarily from increases in sales of point-to-point radios, transceivers and base station filter products. Broadband Wireless Group gross margin as a percentage of sales increased from 19.0% in fiscal 2000 to 19.8% in fiscal 2001. Fiscal 2000 gross margins were adversely affected by charges totaling $4.0 million to establish reserves for potential inventory obsolescence and anticipated product warranty costs. The increased gross margin in fiscal 2001 is attributable to the reduction in the amount of such costs and the increase in production volumes associated with the increase in Group sales.

    Mobile Wireless Infrastructure Group. Sales increased 41.3% from $51.7 million to $73.1 million, primarily from increases in sales of amplifier products for mobile wireless communications infrastructure equipment as a result of increasing our market share. Gross margins increased from 10.8% in fiscal 2000 to 16.5% in fiscal 2001. Fiscal 2000 gross margins were adversely affected by charges totaling $2.5 million associated primarily with reserves established for potential inventory obsolescence. The increased gross margin in fiscal 2001 is attributable to the reduction in the amount of such costs and the increase in production volumes.

    Defense Products Group. Sales increased 12.3% from $60.5 million to $68.0 million due to the transition of several programs, including two large missile programs, from development into production. Despite the increased sales volume, Defense Products gross margins as a percentage of sales, decreased from 28.1% to 27.4%, as a result of higher labor and material costs.

    Manufacturing Group. Sales increased 54.3% from $11.3 million to $17.5 million, primarily due to increased demand for consignment and turnkey manufacturing services. Although sales increased significantly, our gross margin as a percentage of sales decreased from 12.0% to 11.1% as a result of production startup costs.

    Other Sales. Our other sales, which are primarily generated by our majority-owned Nanowave subsidiary, increased 177.7% from $11.8 million to $32.7 million primarily as a result of increased demand for microwave modules for the fiber optic market; however, our gross margins as a percentage of sales declined during this period as a result of a change in the mix of products sold.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, or SG&A, increased 19.5% from $38.2 million in fiscal 2000 to $45.6 million in fiscal 2001. The increase in SG&A is primarily attributable to a combination of factors: An increase in payroll and related costs, additional costs associated with our sales growth and a $2.3 million charge for impairment of an intangible asset associated with a past acquisition by the Broadband Wireless Group. As a percentage of net sales, SG&A expenses decreased from 20.1% in fiscal 2000 to 16.7% in fiscal 2001 due to the increase in sales.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 35.4% from $14.0 million in fiscal 2000 to $18.9 million in fiscal 2001, and as a percentage of net sales, decreased from 7.4% in fiscal 2000 to 6.9% in fiscal 2001. These expenditures are almost entirely attributable to our Broadband Wireless and Mobile Wireless Infrastructure Groups and reflect increased activity associated with new wireless communications product development.

    TRANSACTION COSTS. Results of operations for fiscal 2001 include $2.75 million of transaction costs associated with our terminated acquisition of Allgon AB.

    GAIN ON SALE OF INVESTMENT. Results of operations for fiscal 2001 include a gain of $1.7 million from the sale of our investment in an unconsolidated company. There was no similar gain in the prior fiscal year.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $2.6 million in fiscal 2000 to $9.8 million in fiscal 2001. The increase in interest income was due to an increase in the amount of cash available for investing as a result of the funds generated by REMEC's March 2000 public offering.

    PROVISION (CREDIT) FOR INCOME TAXES. Income tax expense increased from a credit for income taxes of $.4 million in fiscal 2000 to income tax expense of $2.9 million in fiscal 2001. In fiscal 2000, we recorded a credit for income taxes as a result of recognition of the tax benefit associated with REMEC's net operating loss. The increase in income taxes in the current fiscal year reflects REMEC's return to profitability. The effective tax rate in fiscal 2001 was lower than the federal statutory rate as a result of domestic tax credits and the tax-free status of our Costa Rican manufacturing operations.

FISCAL YEAR ENDED JANUARY 31, 2000 VS. FISCAL YEAR ENDED JANUARY 31, 1999

    NET SALES AND GROSS PROFIT. Our net sales increased 5.6% from $179.2 million during fiscal 1999 to $189.2 million during fiscal 2000, as a result of increased demand for our products. Our gross profit increased 9.2% from $41.8 million in fiscal 1999 to $45.6 million in fiscal 2000. Consolidated gross margin as a percentage of sales increased from 23.3% during fiscal 1999 to 24.1% during fiscal 2000. Our overall gross margins during fiscal 1999 were adversely affected by significant warranty and upgrade costs arising at our REMEC Airtech subsidiary, which is part of our Mobile Wireless Infrastructure Group. Fiscal 2000 gross margins benefited both from the absence of similar warranty and upgrade costs and from the improved overhead absorption resulting from the increase in production volume associated with increased sales. Results within each of our business segments were as follows:

    Broadband Wireless Group. Sales within the Broadband Wireless Group decreased 8.0% from $75.4 million to $69.4 million, primarily from reduced sales of point-to-point radios and satellite communications equipment. The decrease in sales was primarily attributable to requests by particular customers to delay deliveries of previously announced requirements as a result of the economic difficulties in the international markets in which these customers operated. Broadband Wireless Group gross margins as a percentage of sales declined from 29.7% in fiscal 1999 to 19.0%in fiscal 2000 due to reduced production volume and charges totaling $4.0 million to establish reserves for potential inventory obsolescence and anticipated product warranty costs.

    Mobile Wireless Infrastructure Group. Sales increased 38.0% from $37.5 million to $51.7 million, primarily as a result of increased sales of products to the mobile wireless communications infrastructure equipment marketplace and the sales of approximately $3.8 million generated by REMEC WACOM, which was acquired during fiscal 2000. Gross margins as a percentage of sales increased to 10.8% in fiscal 2000. Fiscal 1999 gross margins were adversely affected by the reserves established for anticipated product warranty costs associated with the MHA upgrade program implemented by our REMEC Airtech subsidiary. The improvement in gross margins during fiscal 2000 is primarily attributable to the absence of such costs.

    Defense Products Group. Sales increased 8.1% from $56.0 million to $60.5 million due to initial sales of parts for a large production program. Despite the increased sales volume, Defense Products gross margins as a percentage of sales decreased from 29.6% to 28.1%, primarily as a result of costs associated with the start up of a large production program and the cost associated with the write-down of certain fixed assets.

    Manufacturing Group. Sales increased 26.1% from $9.0 million to $11.3 million, primarily due to increased industry demand for consignment and turnkey manufacturing services. Gross margins as a percentage of sales increased from 4.8% to 12.0% primarily as a result of the increase in production volume.

    Other Sales. Our other sales, which are primarily generated by our majority-owned Nanowave subsidiary, increased 57.1% from $7.5 million to $11.8 million primarily as a result of increased demand for microwave modules for the fiber optic market. Our gross margins as a percentage of sales increased from 46.5% to 47.8% primarily as a result of the increased volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased 3.7% from $36.8 million in fiscal 1999 to $38.2 million in fiscal 2000. The increase in SG&A was primarily attributable to costs incurred at REMEC WACOM, which was acquired during fiscal 2000. As a percentage of net sales, SG&A expenses decreased from 20.6% in fiscal 1999 to 20.1% in fiscal 2000 due to the increase in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 2001, REMEC had $225.4 million of working capital, which included cash and cash equivalents totaling $138.5 million. REMEC also has a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 1, 2002. As of January 31, 2001, there were no borrowings outstanding under this credit facility.

    During the twelve month period ended January 31, 2001, net cash provided by operations totaled $10.3 million as the cash generated from earnings, non-cash expenses (primarily depreciation, amortization and the tax benefit associated with the exercise of certain stock options) and an increase in trade accounts payable and other accrued expenses more than offset a $33.4 million increase in trade receivables and inventories. Receivables increased during this period due to an increase in sales and a minor increase in the length of time that customers were taking to pay invoices. The increase in inventories (and trade accounts payable) was due to the need to support anticipated future sales growth. Other accrued expenses increased as a result of an increase in accrued payroll and related costs.

    During the twelve months ended January 31, 2001, $39.3 million was used in investing activities consisting of $34.6 million in capital expenditures and a $4.7 million net increase in other assets. The bulk of the capital expenditures is associated with the expansion of REMEC's Broadband Wireless and Mobile Wireless Infrastructure Groups. Cash on hand financed the above expenditures. REMEC's future capital expenditures may continue to be significant as a result of growth of its wireless communications related segments. The net increase in other assets is primarily attributable to the acquisition of $13.5 million of common stock in an unconsolidated company which more than offset the proceeds from the sale of our $10.0 million investment in a different unconsolidated company.

    Financing activities generated approximately $132.9 million during the twelve month period ended January 31, 2001, principally as a result of the net proceeds of $132.6 million generated by REMEC's follow-on offering and the net proceeds of $5.6 million from other issuances of common stock by us and one of our subsidiaries, net of the repayment of $5.3 million outstanding under a long-term credit facility at REMEC's Airtech subsidiary.

    Subsequent to January 31, 2001, REMEC sold substantially all of the operating assets and operations of its Humphrey, Inc. subsidiary and acquired all of the outstanding shares of Pacific Microwave Corporation, a privately held microwave electronics manufacturing company located in the Philippines. These two transactions resulted in a net cash outflow of approximately $11.5 million. REMEC also entered into facility lease and transition services agreements with the purchaser of Humphrey's operations. We have also announced that we may repurchase up to 3,000,000 shares of its common stock for a cumulative repurchase price not to exceed $20.0 million. In the fourth quarter of fiscal 2001, in connection with a tender offer for all of the shares of Allgon AB, we purchased 998,300 shares of Allgon stock for an aggregate of approximately $13.5 million. The market value of those shares declined to approximately $9.9 million as of January 31, 2001. The market value of those shares declined further subsequent to year end. Under applicable accounting rules, we will potentially be required to recognize the decline in value of our Allgon shares as a charge to earnings during fiscal 2002.

    Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources will be adequate to fund its operations for at least twelve months.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At January 31, 2001, REMEC had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. REMEC also will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our held-to-maturity securities would not materially affect the fair value of these securities at January 31, 2001.

FOREIGN CURRENCY EXCHANGE RATE

    Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. We review our position each month for expected currency exchange rate movements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included as a separate section following Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

    Information pertaining to directors of REMEC is set forth under the caption "Election of Directors — Nominees" in REMEC's Proxy Statement (the "2001 Proxy Statement") for the Annual Meeting of Shareholders expected to be held on June 11, 2001 and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 2001 Proxy Statement under the caption "Management — Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference into this Annual Report on Form 10-K.

MANAGEMENT

OFFICERS AND DIRECTORS

    Our executive officers and directors, and their ages as of January 31, 2001, are as follows:

NAME	AGE	POSITION
Ronald E. Ragland(3)	59	Chairman of the Board and Chief Executive Officer
Errol Ekaireb	62	President, Chief Operating Officer and Director
Jack A. Giles	58	Executive Vice President, President Defense Products Group and REMEC Microwave and Director
Nicholas J.S. Randall	49	Executive Vice President, Business Development and Director
Denny E. Morgan	47	Senior Vice President, Chief Engineer and Director
Michael D. McDonald	47	Senior Vice President, Chief Financial Officer and Secretary
H. Clark Hickock	45	Senior Vice President, Business Operations
Jon E. Opalski	38	Executive Vice President, President, Mobile Wireless Infrastructure Group
Jerry B. Collum	63	Senior Vice President and President, Metal Fab Center
Gregory S. Czuba	39	Vice President, President, REMEC Wireless, Inc.
Thomas A. Corcoran(2)	56	Director
Mark D. Dankberg(1)	45	Director
William H. Gibbs(2)	57	Director
Andre R. Horn(1)	72	Director
Jeffrey M. Nash(1)(2)(3)	53	Director

(1)
Current member of the Audit Committee

(2)
Current member of the Compensation Committee

(3)
Current member of the Nominating Committee

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

    JACK A. GILES joined REMEC in 1984. He was elected as a director in 1984, Vice President in 1985, Executive Vice President in 1987, President of REMEC Microwave in 1994 and President Defense Products Group in 1999. Prior to joining us, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree from the University of Arkansas and is a graduate of Defense Systems Management College.

    NICHOLAS J.S. RANDALL joined REMEC in April 1999, following the completion of our acquisition of Airtech, and serves as Executive Vice President, Business Development and Director. Prior to the acquisition, Mr. Randall served as Executive Chairman of Airtech from the time he purchased the original Airtech business in 1998. From 1980 to 1988, he served as Managing Director of Oxford Technology Ltd., a start up operation within Oxford Instruments Group. From 1977 to 1980, he was an Operations Director for EMI Medical, Inc., and prior to that he worked for Perkins Elmer, Inc. for ten years. Mr. Randall holds a Higher National Diploma in mechanical engineering from High Wycombe College in England and an M.B.A. from the University of Connecticut.

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

    JON E. OPALSKI has served in a variety of positions with REMEC since 1984. He was elected Executive Vice President, President, Mobile Wireless Infrastructure Group in December 2000 and prior to that Mr. Opalski served as Senior Vice President, General Manager Integrated RF Solutions Group and Managing Director, REMEC Airtech and Senior Vice President, Marketing and Strategic Planning and President, General Manager, REMEC Wireless. He holds a B.S.E.E. from Massachusetts Institute of Technology.

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

    GREGORY S. CZUBA joined REMEC in September 1999 and serves as Vice President, President, REMEC Wireless, Inc. Before joining REMEC, Mr. Czuba served as Deputy General Manager, Mobile Satellite Systems at Hughes Network Systems. Mr. Czuba holds an M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

    THOMAS A. CORCORAN was elected a director of REMEC in May 1996. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Technologies Incorporated. Prior to that, Mr. Corcoran was a Vice President and the President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995 Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1983 to 1993 he held various management positions with the Aerospace segment of General Electric Company. Mr. Corcoran a director of L-3 Communications Holdings, Inc. Mr. Corcoran is a member of the Board of Trustees of Worcester Polytechnic Institute, the Board of Trustees of Stevens Institute of Technology and the Board of Governors of the Electronic Industries Association.

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

    ANDRE R. HORN has been a director of REMEC since 1988. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn is a director of Varco International, Inc., a manufacturer of petroleum industry equipment.

    JEFFREY M. NASH has been a director of REMEC since 1988. From 1995 to 1998, he was the President, Chief Executive Officer and a Director of TransTech Information Management Systems, Inc. Since 1994, Dr. Nash has been Chairman, Chief Executive Officer and President of Digital Perceptions, Inc. From 1989 to 1994, he was the Chief Executive Officer and President of Visqus as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and several private companies, including Prisa Networks, Orincon Corporation and Jaycor, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

    Information pertaining to executive compensation is set forth under the caption "Management — Executive Compensation" in the 2001 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information pertaining to security ownership of REMEC's Common Stock is set forth under "Management — Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the 2001 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.  FINANCIAL STATEMENTS

      Report of Independent Auditors

      Consolidated Balance Sheets at January 31, 2001 and 2000

      Consolidated Statements of Operations for the years ended January 31, 2001, 2000 and 1999

      Consolidated Statements of Shareholders' Equity as of January 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999

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

3.
EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(1)	Restated Articles of Incorporation
3.2(1)	By-Laws, as amended
10.1(1)	Equity Incentive Plan
10.2(1)	Employee Stock Purchase Plan
10.3(1)	Form of Indemnification Agreements between Registrant and its officers and directors
10.4(2)	1996 Nonemployee Directors Stock Option Plan
10.5(3)	Participation Agreement dated as of August 25, 1998 among REMEC, The Union Bank of California N.A., and certain other parties identified therein
10.6(3)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
10.7(3)	Lessee Guarantee executed by REMEC dated as of August 25, 1998

10.8(4)	Third Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated February 24, 2000
10.9(5)	Fourth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated April 20, 2000
10.10(5)	Fifth Amended and Restated Loan Agreement between REMEC and the Union Bank of California, N.A., dated May 31, 2000
10.11(5)	Fifth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated January 31, 2001
10.12(5)	First Amendment to Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
21.1(5)	Subsidiaries of REMEC
23.1(5)	Consent of Ernst & Young LLP, Independent Auditors
23.2(5)	Consent of Arthur Andersen, Independent Auditors
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

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

(4)
Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.

(5)
Filed with this Annual Report on Form 10-K.

(b)
REPORT ON FORM 8-K

    There were no reports on Form 8-K filed in the fourth quarter of fiscal 2001.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     The Board of Directors and Shareholders

REMEC, Inc.

    We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Airtech plc, a wholly-owned subsidiary, which statements reflect total revenues constituting 12% in 1999, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Airtech plc, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

                      ERNST & YOUNG LLP

San Diego, California
February 23, 2001

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

/s/ ARTHUR ANDERSEN

Arthur Andersen
Chartered Accountants
St. Albans, England
24 March 1999

REMEC, INC.

CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2001	2000
ASSETS
Cash and cash equivalents	$138,525,797	$34,835,897
Accounts receivable, net of allowance for doubtful accounts of $1,538,546 and $908,664 at January 31, 2001 and 2000, respectively	49,678,497	33,112,158
Inventories, net	58,866,266	42,147,112
Deferred income taxes	15,617,191	8,470,215
Prepaid expenses and other current assets	3,535,084	1,615,688

Total current assets	266,222,835	120,181,070
Property, plant and equipment, net	82,840,959	60,289,940
Restricted cash	17,049,299	17,049,299
Intangible and other assets	24,112,100	26,408,693

Total assets	$390,225,193	$223,929,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$19,947,845	$8,320,165
Accrued salaries, benefits and related taxes	9,480,661	5,531,136
Income taxes payable	1,271,093	1,250,236
Accrued expenses and other current liabilities	10,118,082	9,469,204

Total current liabilities	40,817,681	24,570,741
Minority interest	1,462,384	—
Deferred income taxes	6,458,226	6,417,215
Long term debt	—	5,048,783
Commitments
Shareholders' equity:
Preferred shares — $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares — $.01 par value, 140,000,000 shares authorized; issued and outstanding shares — 44,668,786 and 38,145,687 at January 31, 2001 and 2000, respectively	446,577	381,456
Paid-in capital	317,203,274	170,006,229
Accumulated other comprehensive income (loss)	(4,481,268)	64,848
Retained earnings	28,318,319	17,439,730

Total shareholders' equity	341,486,902	187,892,263

Total liabilities and shareholders' equity	$390,225,193	$223,929,002

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED JANUARY 31,
	2001	2000	1999
Net sales	$273,498,772	$189,189,319	$179,214,967
Cost of sales	203,811,889	143,580,168	137,442,678

Gross profit	69,686,883	45,609,151	41,772,289
Operating expenses:
Selling, general and administrative	45,620,908	38,189,435	36,835,437
Research and development	18,953,260	13,993,831	10,903,143
Transactions costs	2,750,000	3,130,000	—

Total operating expenses	67,324,168	55,313,266	47,738,580

Income (loss) from operations	2,362,715	(9,704,115)	(5,966,291)
Gain on sale of investment	1,706,833	—	—
Interest income and other, net	9,802,505	2,601,255	3,008,099

Income (loss) before provision (credit) for income taxes and minority interest	13,872,053	(7,102,860)	(2,958,192)
Provision (credit) for income taxes	2,916,934	(428,192)	1,873,083

Net income (loss) before minority interest	10,955,119	(6,674,668)	(4,831,275)
Minority interest	76,530	—	—
Net income (loss)	$10,878,589	$(6,674,668)	$(4,831,275)

Earnings (loss) per common share:
Basic	$.25	$(.18)	$(.13)

Diluted	$.24	$(.18)	$(.13)

Shares used in computing earnings (loss) per common share:
Basic	43,436,000	37,721,000	37,083,000

Diluted	45,482,000	37,721,000	37,083,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON SHARES			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
			PAID-IN CAPITAL		RETAINED EARNINGS
	SHARES	AMOUNT				TOTAL
Balance at January 31, 1998	34,315,563	$343,155	$115,287,840	$59,000	$30,299,539	$145,989,534
Issuance of common shares	3,553,992	35,540	52,640,611	—	—	52,676,151
Purchase and retirement of common shares	(549,750)	(5,498)	(2,845,908)	—	—	(2,851,406)
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	286,584	—	—	286,584
Rent free period charges	—	—	139,000	—	—	139,000
Comprehensive income (loss):
Net loss	—	—	—	—	(4,831,275)	(4,831,275)
Foreign exchange translation adjustment	—	—	—	198,000	—	198,000
Comprehensive loss	—	—	—	—	—	(4,633,275)

Balance at January 31, 1999	37,319,805	373,197	165,508,127	257,000	25,468,264	191,606,588
Adjustment for net equity activity of pooled company	—	—	—	(40,514)	(1,353,866)	(1,394,380)
Issuance of common shares	825,882	8,259	4,445,360	—	—	4,453,619
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	52,742	—	—	52,742
Comprehensive income (loss):
Net loss	—	—	—	—	(6,674,668)	(6,674,668)
Foreign exchange translation adjustment	—	—	—	(151,638)	—	(151,638)

Comprehensive loss	—	—	—	—	—	(6,826,306)

Balance at January 31, 2000	38,145,687	381,456	170,006,229	64,848	17,439,730	187,892,263
Issuance of common shares	6,523,099	65,121	137,639,946	—	—	137,705,067
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	9,557,099	—	—	9,557,099
Comprehensive income (loss):
Net income	—	—	—	—	10,878,589	10,878,589
Foreign exchange translation adjustment	—	—	—	(884,041)	—	(884,041)
Unrealized loss on investment	—	—	—	(3,662,075)	—	(3,662,075)

Comprehensive income	—	—	—	—	—	6,332,473

Balance at January 31, 2001	44,668,786	$446,577	$317,203,274	$(4,481,268)	$28,318,319	$341,486,902

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2001	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$10,878,589	$(6,674,668)	$(4,831,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,206,614	13,377,751	9,930,248
Tax benefit of disqualifying disposition	9,557,099	—	—
Minority interest	76,530	—
Other	(43,145)	—	139,000
(Increase) decrease in deferred income taxes	(7,105,965)	(1,924,609)	1,310,214
Changes in operating assets and liabilities:
Accounts receivable	(16,644,290)	(6,678,210)	7,078,440
Inventories	(16,805,629)	(2,553,599)	(1,583,860)
Prepaid expenses and other current assets	(1,907,284)	2,177,209	(2,017,634)
Accounts payable	11,547,570	360,729	(3,922,833)
Accrued expenses and income taxes payable	4,500,055	1,952,082	160,763

Net cash provided by operating activities	10,260,144	36,685	6,263,063
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(34,547,262)	(23,198,820)	(18,278,506)
Payment for acquisitions, net of cash acquired	—	(5,825,237)	—
Restricted cash	—	(17,049,299)	—
Other assets	(4,739,095)	(9,790,245)	(1,589,380)

Net cash used by investing activities	(39,286,357)	(55,863,601)	(19,867,886)
FINANCING ACTIVITIES:
Proceeds from credit facilities and long-term debt	—	6,026,147	—
Repayments of credit facilities and long-term debt	(5,276,741)	(1,465,749)	(1,391,305)
Purchase and retirement of common shares	—	—	(2,851,406)
Proceeds from issuance of common shares	138,195,067	3,348,753	52,676,151

Net cash provided by financing activities	132,918,326	7,909,151	48,433,440
Effect of exchange rate changes	(202,213)	5,031	217,101

Increase (decrease) in cash and cash equivalents	103,689,900	(47,912,734)	35,045,718
Cash and cash equivalents at beginning of year	34,835,897	83,011,819	47,966,101
Adjustment for net cash activity of pooled companies	—	(263,188)	—

Cash and cash equivalents at end of year	$138,525,797	$34,835,897	$83,011,819

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$74,000	$208,000	$98,000

Income taxes	$238,000	$808,000	$4,661,000

Supplemental disclosure of noncash investing and financing activities:
Common shares issued in acquisitions	$—	$540,000	$—

See accompanying notes.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

    REMEC, Inc. ("REMEC" or the "Company") was incorporated in the State of California in January 1983. REMEC is a designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks. REMEC's products are designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. REMEC also develops and manufactures highly sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons. REMEC also manufactures products that operate at the full range of frequencies currently used in wireless communications transmission, including at radio frequencies, or RF, microwave frequencies and millimeter wave frequencies.

Principles of Consolidation

    The consolidated financial statements include the accounts of REMEC and its majority owned subsidiaries. The ownership interests of the other shareholders of Nanowave, Inc. are reflected as minority interest in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    REMEC considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. REMEC evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

    Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires companies to record certain debt and equity security investments at market value. At January 31, 2001 and 2000, the cost of cash equivalents approximated fair value.

Restricted Cash

    During fiscal 2000, the Company entered into a security agreement with a bank whereby the Company agreed to pledge approximately $17.0 million in connection with the collateralization of a lease with an affiliate of the bank. The cash pledged in connection with this agreement is included in the consolidated balance sheet as restricted cash.

Concentration of Credit Risk

    Accounts receivable are principally from domestic and international customers in the telecommunications industry, and prime contractors of U.S. government contracts. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. REMEC performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

    During both fiscal 2001 and 1999, one customer accounted for 12% of REMEC's net sales. No customer accounted for more than 10% of REMEC's net sales during fiscal 2000.

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

    Intangible assets in the accompanying balance sheets are primarily comprised of goodwill, trademarks and acquired technology recorded in connection with the company's acquisitions. These assets are being amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from five to fifteen years, respectively. Amortization expense related to intangible assets totaled $3,790,736, $1,891,191, and $1,597,189 for fiscal years 2001, 2000, and 1999, respectively.

    SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of" established standards for recording the impairment of long-lived assets, including property, equipment and leasehold improvements, intangible assets and goodwill. In accordance with this Statement, REMEC reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of those assets. The carrying values of intangible assets are evaluated for impairment through comparison of the undiscounted cash flows derived from those assets to the carrying values of the related intangibles. During fiscal 2001 the Company identified impairment of goodwill associated with a past acquisition of its Broadband Wireless segment. The Company recorded a charge of $2.3 million representing the remaining balance of the intangible. This charge has been included in selling, general and administrative expense for the year ended January 31, 2001.

Foreign Currency Translation

    Foreign currency balance sheet accounts are translated into United States dollars at a rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translations) or realized upon settlement of these transactions.

Revenue Recognition

    The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and;

(iv) collectibility is reasonably assured. Sales returns are estimated based on historical experience and management's expectations and are recorded at the time product revenue is recognized.

    In accordance with SAB 101, revenues from product sales are recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

Research and Development

    Research and development costs incurred by REMEC are expensed in the period incurred.

Earnings Per Share

    REMEC calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted average shares outstanding for each period presented. Diluted earnings per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. The calculation of net earnings per share reflects the historical information for REMEC and its acquired subsidiaries and the conversion of the common shares of those companies acquired in pooling of interests transactions into REMEC shares as stipulated in the respective acquisition agreements.

    The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Weighted average common shares outstanding used in basic earnings per share calculation	43,436,000	37,721,000	37,083,000
Effect of dilutive stock options	2,046,000	—	—

Shares used in diluted earnings per share calculation	45,482,000	37,721,000	37,083,000

    Dilutive securities may include options, warrants, preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 762,000 and 681,000 for the years ended January 31, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

    On June 7, 2000, REMEC's Board of Directors approved a three-for-two stock split of REMEC's common stock in the form of a 50% stock dividend payable on June 30, 2000 to shareholders of record as of June 19, 2000. All share and per share related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

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

Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). The statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 31, 2001, the Company did not hold any derivative instruments, or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the adoption of SFAS No. 133 and 137 on February 1, 2001.

    In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material effect on the financial position or results of operations of the Company.

2. ACQUISITION TRANSACTIONS

Nanowave, Inc.

    On October 11, 2000, REMEC acquired approximately 83% of the outstanding shares of Ascentia, Inc. in exchange for all of the common stock of REMEC's wholly owned subsidiary REMEC Canada Incorporated. The acquisition has been accounted for as a non-monetary exchange, and accordingly, the total value of the consideration exchanged has been allocated to the acquired assets and liabilities assumed at their carrying values in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB No. 29"). The estimated excess of the purchase price over the net assets acquired of $.9 million has been recorded as an intangible asset, and is being amortized over 5 years. Ascentia, Inc. subsequently changed its name to Nanowave, Inc. REMEC's consolidated financial statements include the results of Nanowave, Inc. from October 11, 2000 forward.

Airtech plc ("Airtech")

    On April 29, 1999, REMEC acquired Airtech, a United Kingdom based manufacturer of coverage enhancement products for wireless mobile communication networks, in exchange for approximately 2.6 million shares of REMEC's common stock. The transaction has been accounted for as a pooling of interests, and accordingly, REMEC's historical financial results have been adjusted to include the results of Airtech for all periods presented. Prior to the combination, Airtech's fiscal year ended on December 31. In recording the business combination, Airtech's financial statements for its fiscal year ended December 31, 1998, were combined with REMEC's for its fiscal year ended January 31, 1999. Airtech's net sales and net loss for the one month period ended January 31, 1999 were $208,683 and $1,353,867, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Airtech's results of operations and cash flows for the one-month period ended January 31, 1999 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 2000 results of operations and cash flows. Airtech's revenues and net loss for the period from February 1, 1999 through the date of acquisition totaled $5,637,000 and $1,682,000, respectively.

3. FINANCIAL STATEMENT DETAILS

Inventories

    Inventories consist of the following:

	JANUARY 31,
	2001	2000
Raw materials	$35,227,299	$22,629,600
Work in progress	23,638,967	19,517,512

	$58,866,266	$42,147,112

    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,897,000 and $1,811,000 at January 31, 2001 and 2000, respectively. REMEC had a reserve for obsolete and unusable inventory of $9,963,000 and $6,599,000 as of January 31, 2001 and 2000, respectively. During the fourth quarter of fiscal 2001, the Company recorded a charge to operations of $4,028,000 associated with establishing additional reserves for obsolete inventory and anticipated program losses.

Property, Plant and Equipment

    Property, plant and equipment consist of the following:

	JANUARY 31,
	2001	2000
Land, building and improvements	$17,725,960	$15,940,298
Machinery and equipment	111,114,373	86,691,206
Furniture and fixtures	8,706,538	6,801,918
Leasehold improvements	7,301,695	4,187,566

	144,848,566	113,620,988
Less accumulated depreciation and amortization	(62,007,607)	(53,331,048)

	$82,840,959	$60,289,940

    Depreciation expense for the years ended January 31, 2001, 2000, and 1999 was $12,415,874, $11,486,560, and $8,333,059, respectively.

Intangible and Other Assets

    Intangible and other assets consist of the following:

	JANUARY 31,
	2001	2000
Acquired technology	$9,014,036	$9,014,036
Goodwill	10,204,702	9,783,232
Trademarks and other intangible assets	2,250,000	2,300,000

	21,468,738	21,097,268
Less accumulated amortization	(8,665,984)	(4,875,248)

	12,802,754	16,222,020
Other assets	11,309,346	10,186,673

	$24,112,100	$26,408,693

    At January 31, 2001, the Company had an investment in common stock of $9.9 million in Allgon AB, an unconsolidated company. The carrying value of this investment has been adjusted to its fair market value at January 31, 2001, in accordance with FAS 115 and the resulting unrealized loss of $3.7 million has been included in accumulated comprehensive income. The investment is included in other assets in the consolidated balance sheet.

    At January 31, 2000, the Company had an investment of $9.6 million in an unconsolidated company which consists of convertible debt and preferred stock. The carrying value of this investment approximated its fair value and was included in other assets in the consolidated balance sheet. In November 2000, the Company sold this investment for cash consideration of $12.0 million and recorded a gain on sale of the investment of $1.7 million which is included in the consolidated statement of operations.

4. BANK REVOLVING LINE OF CREDIT FACILITY

    REMEC has a $12,000,000 working capital line of credit facility with a bank, which expires July 1, 2002. Interest is due monthly on advances at a fixed spread over the London Interbank Offered Rate (5.92% at January 31, 2001). At January 31, 2001, there were no outstanding borrowings on the facility.

    Advances under this agreement are secured by substantially all assets of REMEC. The agreement also contains covenants which require REMEC to maintain certain financial ratios, achieve specified levels of profitability, restrict the incurrence of additional debt, limit the payment of cash dividends, and include certain other restrictions. As of January 31, 2001, REMEC was in compliance with all covenants specified.

5. LONG TERM DEBT

    At January 31, 2000, the Company's Airtech subsidiary had borrowings of $5,274,000 (including current maturities of $225,000) under a long term credit facility. The carrying amount of the long term credit facility approximates its fair value and the implicit interest rate approximates the Company's borrowing rate. This obligation was repaid in February 2000.

6. SHAREHOLDERS' EQUITY

Equity Offerings

    In March 2000, REMEC sold 5,250,000 shares of common stock in an underwritten public offering. Proceeds, net of costs, from this offering totaled approximately $132.6 million.

    In March 1998, REMEC sold 2,985,000 shares of common stock in an underwritten public offering. Proceeds, net of costs, from this offering totaled approximately $49.6 million.

Stock Option Plans

    REMEC's 1995 Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of REMEC. During fiscal 2000, REMEC's shareholders approved an increase in the number of shares available for issuance under the Plan to a total of 7,031,725 shares of common stock. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans generally vest over four years and generally expire nine years from the date of grant.

    REMEC also maintains the 1996 Nonemployee Directors Stock Option Plan under which 377,625 common shares have been reserved for non-qualified stock option grants to nonemployee directors of REMEC. Under the Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Plan generally vest over three years and generally expire nine years from the date of grant.

    A summary of REMEC's stock option activity and related information is as follows:

	YEARS ENDED JANUARY 31,
	2001		2000		1999
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding — beginning of year	4,554,614	$10.28	3,563,207	$10.40	2,536,462	$11.24
Granted	1,379,313	24.48	1,354,080	8.71	1,711,680	10.66
Exercised	(1,436,553)	10.46	(292,289)	4.61	(140,702)	3.23
Forfeited	(449,459)	13.86	(70,384)	10.41	(544,233)	16.96

Outstanding — end of year	4,047,915	$14.67	4,554,614	$10.28	3,563,207	$10.40

    The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2001:

	TOTAL OUTSTANDING
		WEIGHTED AVERAGE		TOTAL EXERCISABLE
					WEIGHTED AVERAGE EXERCISE PRICE
PRICE RANGE	NUMBER OF SHARES	EXERCISE PRICE	LIFE	NUMBER OF SHARES
$ 1.13–$ 8.76	1,790,778	$7.35	6.6	608,642	$6.95
$ 8.77–$13.14	381,295	10.42	4.2	220,640	10.18
$13.15–$17.52	410,297	15.76	2.2	366,752	15.82
$17.53–$21.90	235,576	19.54	5.5	98,476	19.37
$21.91–$26.28	1,117,294	25.04	7.1	132,281	22.54
$26.29–$43.81	112,675	28.54	8.3	—	—

Total Plan	4,047,915			1,426,791

    At January 31, 2001, options to purchase 1,763,586 shares of REMEC common stock were available for future grant.

Stock Purchase Plan

    REMEC's Employee Stock Purchase Plan provides for the issuance of shares of REMEC's common stock to eligible employees. During fiscal 2000, REMEC's shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan to a total of 2,074,453 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 2001, 989,492 shares of REMEC common stock were available for issuance under the Employee Stock Purchase Plan.

    Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if REMEC has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that Statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of REMEC's common stock of 87.6%, 87.5% and 76.0%, a weighted-average expected life of the option of 7.0 years; and a weighted-average life of the stock purchase rights of three months. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because REMEC's employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods. REMEC's pro forma information follows:

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Net income (loss) applicable to common shareholders:
As reported	$10,878,589	$(6,674,668)	$(4,831,275)
Pro forma	3,113,221	(14,262,798)	(11,267,589)
Earnings (loss) per share:
As reported —
Basic	$.25	$(.18)	$(.13)
Diluted	$.24	$(.18)	$(.13)
Pro forma —
Basic	$.07	$(.38)	$(.30)
Diluted	$.07	$(.38)	$(.30)
Weighted average fair value of options granted during the year	$8.39	$7.35	$8.61

7. COMMITMENTS

Deferred Savings Plan

    REMEC has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. REMEC matches contributions up to $180 per quarter, per employee, subject to the attainment of certain quarterly profit levels by REMEC. Employees vest immediately in their contributions and company contributions vest over a two-year period. Company contributions to this plan totaled approximately $799,000 and $272,000 for the years ended January 31, 2001 and 1999, respectively. There were no company contributions to this plan for fiscal 2000.

    REMEC's foreign subsidiaries maintain separate defined contribution retirement savings plans for substantially all of their employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contribution as specified in the plan agreements. Contributions to these plans totaled $310,000, $280,000 and $320,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

Leases

    REMEC leases offices and production facilities under noncancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At January 31, 2001, future minimum payments under these operating leases were as follows:

OPERATING LEASES
Fiscal 2002	$5,871,000
Fiscal 2003	5,589,000
Fiscal 2004	4,410,000
Fiscal 2005	3,534,000
Fiscal 2006	3,458,000
Thereafter	4,791,000

Total minimum lease payments	$27,653,000

    Rent expense totaled $4,420,000, $4,050,000 and $3,775,000 during fiscal 2001, 2000 and 1999, respectively.

8. INCOME TAXES

    For financial reporting purposes, income before taxes for the years ended January 31, 2001, 2000 and 1999 includes the following components:

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Pretax income (loss):
United States	$8,217,000	$(1,131,000)	$10,210,000
Foreign	5,655,000	(5,972,000)	(13,168,000)

	$13,872,000	$(7,103,000)	$(2,958,000)

    The income tax provision for the years ended January 31, 2001, 2000 and 1999 consists of the following:

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Current:
Federal	$5,530,000	$223,000	$1,165,000
State	1,409,000	51,000	(306,000)
Foreign	2,294,000	1,058,000	20,000
Deferred:
Federal	(4,416,000)	(1,395,000)	1,085,000
State	(1,620,000)	(418,000)	(102,000)
Foreign	(280,000)	53,000	11,000

	$2,917,000	$(428,000)	$1,873,000

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before provision for income taxes. The items causing difference for the periods ended January 31, 2001, 2000 and 1999 are as follows:

	YEARS ENDED JANUARY 31,
	2001		2000		1999
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Tax at statutory federal rate	$4,855,000	35%	$(2,486,000)	35%	$(1,035,000)	35%
State income tax net of federal	628,000	4	(13,000)	—	747,000	(25)
Tax credits	(1,522,000)	(11)	(989,000)	14	(2,987,000)	101
Change in valuation allowance	174,000	1	2,717,000	(38)	4,795,000	(162)
Foreign rate difference	(1,020,000)	(7)	320,000	(5)	—	—
Other	(198,000)	(1)	23,000	—	353,000	(12)

	$2,917,000	21%	$(428,000)	6%	$1,873,000	(63)%

    Approximately $2.0 million of the above tax credits (fiscal 1999) are related to the recognition of research and development tax credits pertaining to previously filed tax returns.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets as of January 31, 2001 and 2000 are as follows:

	JANUARY 31,
	2001	2000
Deferred tax liabilities:
Tax over book depreciation	$5,631,000	$6,397,000
Inventory costs capitalized	773,000	738,000
Other	1,000,000	—

Total deferred tax liabilities	7,404,000	7,135,000

Deferred tax assets:
Inventory and other reserves	7,276,000	5,034,000
Accrued expenses	2,701,000	1,589,000
Credits	5,765,000	2,591,000
Net operating loss	7,797,000	6,193,000
Other	358,000	536,000

Total deferred tax assets	23,897,000	15,943,000
Valuation allowance	(7,334,000)	(6,755,000)

	16,563,000	9,188,000

Net deferred tax assets	$9,159,000	$2,053,000

    A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    In Costa Rica, the subsidiary company has been granted tax-free status under that country's Free Trade Zone Incentive System of 1990. As a result of the tax-free status, the subsidiary company is exempt from all taxes on profits or taxable income for an eight year period through October 2006, and 50% from all taxes on profits or taxable income for an additional two year period through October 2008.

    The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be invested indefinitely.

    As of January 31, 2001, the Company had approximately $21,400,000 of foreign net operating losses in the United Kingdom, which are available indefinitely. As of January 31, 2001, the Company had consolidated federal and state research and development credits of approximately $2,795,000 and $2,198,000, respectively, which will begin to expire in 2014, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1,106,000, which will begin to expire in 2009, unless previously utilized.

9. INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

    During fiscal 2001, the Company realigned its operating structure into four distinct reportable segments, Broadband Wireless, Mobile Wireless Infrastructure, Defense Products and Manufacturing. The Company's new reportable segments have been determined based on the nature of the products offered to customers or the nature of their function within the organization. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Although the Company had previously operated in one reportable segment, prior year operating results have been presented on a similar segmented basis for comparison purposes.

Segment Data

	YEAR ENDED JANUARY 31,
	2001	2000	1999
Sales:
Broadband Wireless(1)	$102,392,574	$69,409,686	$75,443,545
Mobile Wireless Infrastructure	73,125,723	51,747,671	37,497,337
Defense Products	67,962,631	60,515,433	55,986,100
Manufacturing	56,177,931	26,329,466	10,583,315
All other	32,668,638	11,765,200	7,488,343
Intersegment revenues	(58,828,725)	(30,578,137)	(7,783,673)

Net sales	$273,498,772	$189,189,319	$179,214,967

Income (loss) from operations:
Broadband Wireless	$(8,728,583)	$(6,824,474)	$3,982,502
Mobile Wireless Infrastructure	(1,029,071)	(9,746,569)	(16,359,571)
Defense Products	7,555,574	6,429,767	6,561,037
Manufacturing	4,293,902	1,680,598	(425,125)
All other	270,893	(1,243,437)	274,866

Consolidated income (loss) from operations	$2,362,715	$(9,704,115)	$(5,966,291)

Depreciation and amortization:
Broadband Wireless	$6,949,064	$4,649,974	$3,595,903
Mobile Wireless Infrastructure	1,980,269	2,042,861	1,672,202
Defense Products	2,842,063	2,710,956	2,259,173
Manufacturing	1,896,592	1,175,694	656,097
All other costs	2,538,626	2,798,266	1,746,873

Consolidated depreciation and amortization	$16,206,614	$13,377,751	$9,930,248

Identifiable assets:
Broadband Wireless	$61,390,434	$50,093,754	$48,093,538
Mobile Wireless Infrastructure	51,873,917	39,257,100	23,044,524
Defense Products	35,492,456	31,859,301	33,300,305
Manufacturing	37,238,175	19,068,205	11,561,343
All other assets	204,230,211	83,650,642	102,571,114

Consolidated assets	$390,225,193	$223,929,002	$218,570,824

(1)
Includes sales of base station filter products totaling $20,872,020, $16,418,724 and $18,599,000 in fiscal 2001, 2000 and 1999, respectively.

Geographic Area Data

	YEAR ENDED JANUARY 31,
	2001	2000	1999
Sales to external customers:
United States	$200,988,862	$153,317,561	$152,388,976
Canada	4,183,330	1,467,221	1,337,899
Europe	57,862,520	26,119,776	14,987,586
Asia	5,264,187	5,832,491	6,520,331
All other geographic regions	5,199,873	2,452,270	3,980,175

Total sales to external customers	$273,498,772	$189,189,319	$179,214,967

Long lived assets by area:
United States	$70,955,091	$59,902,379	$44,713,919
Canada	16,188,024	11,515,212	11,487,821
United Kingdom	7,907,386	8,321,217	3,182,076
Costa Rica	11,902,558	6,959,825	—

Total long lived assets	$106,953,059	$86,698,633	$59,383,816

    Sales are attributed to countries based on location of customers.

10. RELATED PARTY TRANSACTIONS

    A former officer of REMEC held certain interests in various suppliers to one of REMEC's subsidiaries. Amounts paid to these suppliers in fiscal 2000 and 1999 totaled $1,190,000 and $1,122,000, respectively. This officer resigned from the Company during fiscal 2001.

11. SUBSEQUENT EVENTS (UNAUDITED)

    Subsequent to January 31, 2001, REMEC sold substantially all of the assets and operations of its Humphrey Inc. subsidiary and acquired all of the outstanding common shares of PMC, a privately held microwave electronics manufacturing company located in the Philippines. These two transactions resulted in a net cash outflow of approximately $11.5 million.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

Summarized quarterly data for fiscal 2001 and 2000 are as follows (in thousands, except per share data):

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Fiscal 2001
Net sales	$56,603	$63,001	$78,838	$75,057
Gross profit(1)	15,104	17,123	22,557	14,903
Income (loss) from operations	1,090	2,376	5,224	(6,328)
Net income	1,353	3,215	4,999	1,311
Basic net earnings (loss) per common share(2)	$.03	$.07	$.11	$.03

Diluted net earnings (loss) per common share(2)	$.03	$.07	$.11	$.03

Fiscal 2000
Net sales	$43,166	$47,326	$48,371	$50,326
Gross profit(1)	10,736	9,862	12,392	12,620
Income (loss) from operations	(5,071)	(3,567)	(1,113)	47
Net income (loss)	(3,445)	(2,812)	(1,119)	702
Basic net earnings (loss) per common share(2)	$(.09)	$(.08)	$(.03)	$.02

Diluted net earnings (loss) per common share(2)	$(.09)	$(.08)	$(.03)	$.02

(1)
Gross profit is calculated by subtracting cost of sales from net sales.

(2)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2001.

REMEC, INC.
By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman of the Board and Chief Executive Officer

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

SIGNATURE	CAPACITY	DATE

/s/ RONALD E. RAGLAND Ronald E. Ragland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 23, 2001
/s/ ERROL EKAIREB Errol Ekaireb	President, Chief Operating Officer and Director	April 23, 2001
/s/ JACK A. GILES Jack A. Giles	Executive Vice President, President of REMEC Microwave Division and Director	April 23, 2001
/s/ DENNY MORGAN Denny Morgan	Director, Senior Vice President and Chief Engineer	April 23, 2001
/s/ MICHAEL D. MCDONALD Michael D. McDonald	Chief Financial Officer, Senior Vice President and Secretary (Principal Financial and Accounting Officer)	April 23, 2001

/s/ MARK D. DANKBERG Mark D. Dankberg	Director	April 23, 2001
/s/ ANDRE R. HORN Andre R. Horn	Director	April 23, 2001
/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	April 23, 2001
/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	April 23, 2001
/s/ WILLIAM H. GIBBS William H. Gibbs	Director	April 23, 2001
/s/ NICHOLAS J.S. RANDALL Nicholas J.S. Randall	Director	April 23, 2001

REMEC, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

CONTRACT LOSS RESERVE	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Year ended January 31, 1999	$2,050,000	$—	$(1,100,000)	$950,000
Year ended January 31, 2000	950,000	888,544	(540,000)	1,298,544
Year ended January 31, 2001	1,298,544	2,075,197	(100,000)	3,273,741
RESERVE FOR OBSOLETE AND UNUSABLE INVENTORY	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Year ended January 31, 1999	$3,210,021	$2,722,062	$(2,128,160)	$3,803,923
Year ended January 31, 2000	3,803,923	6,158,643	(3,363,326)	6,599,240
Year ended January 31, 2001	6,599,240	3,624,629	(60,481)	9,963,388

EXHIBIT

EXHIBIT NO.	DESCRIPTION
3.1(1)	Restated Articles of Incorporation
3.2(1)	By-Laws, as amended
10.1(1)	Equity Incentive Plan
10.2(1)	Employee Stock Purchase Plan
10.3(1)	Form of Indemnification Agreements between Registrant and its officers and directors
10.4(2)	1996 Nonemployee Directors Stock Option Plan
10.5(3)	Participation Agreement dated as of August 25, 1998 among REMEC, The Union Bank of California N.A., and certain other parties identified therein
10.6(3)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
10.7(3)	Lessee Guarantee executed by REMEC dated as of August 25, 1998
10.8(4)	Third Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated February 24, 2000
10.9(5)	Fourth Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated April 20, 2000
10.10(5)	Fifth Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated May 31, 2000
10.11(5)	Fifth Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
10.12(5)	First Amendment to Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
21.1(5)	Subsidiaries of REMEC
23.1(5)	Consent of Ernst & Young LLP, Independent Auditors
23.2(5)	Consent of Arthur Andersen, Independent Auditors
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

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

(4)
Previously filed with the Securities and Exchange Commission on March 20, 2000 as an exhibit to Remec's Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.

(5)
Filed with this Annual Report on Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
REMEC, INC. ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JANUARY 31, 2001 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LITIGATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
PART II
  ITEM 5. MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REMEC
MANAGEMENT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS REMEC, Inc.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
REPORT OF ARTHUR ANDERSEN, INDEPENDENT AUDITORS
REMEC, INC. CONSOLIDATED BALANCE SHEETS
REMEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
REMEC, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
REMEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES
POWERS OF ATTORNEY
REMEC, INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT