Form 10-Q
period 2001-04-27
REMEC INC
filed 2001-06-11
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2001

Commission File Number 0-27414

REMEC, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-3814301 (I.R.S. Employer Identification Number)
9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA	92123
(Address of principal executive offices)	(Zip Code)

(858) 560-1301
(Registrant's telephone number, including area code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class	Outstanding as of: April 27, 2001
Common shares, $.01 par value	44,706,961

REMEC, Inc.
Form 10-Q
For The Quarterly Period Ended April 27, 2001

Index

		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	13
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 27, 2001	January 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$114,262,854	$138,525,797
Accounts receivable, net	38,182,100	49,678,497
Inventories, net	59,311,635	58,866,266
Deferred income taxes	15,656,451	15,617,191
Prepaid expenses and other current assets	4,273,659	3,535,084

Total current assets	231,686,699	266,222,835
Property, plant and equipment, net	92,444,706	82,840,959
Restricted cash	17,049,299	17,049,299
Intangible and other assets, net	35,388,082	24,112,100

	$376,568,786	$390,225,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$14,630,456	$19,947,845
Accrued expenses and other current liabilities	17,879,369	20,869,836

Total current liabilities	32,509,825	40,817,681
Deferred income taxes and other long-term liabilities	7,556,417	7,920,610
Shareholders' equity	336,502,544	341,486,902

	$376,568,786	$390,225,193

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	April 27, 2001	April 28, 2000
Net sales	$58,923,189	$56,603,091
Cost of sales	54,552,213	41,499,172

Gross profit	4,370,976	15,103,919
Operating expenses:
Selling, general and administrative	11,999,544	10,053,050
Research and development	6,203,290	3,960,971

Total operating expenses	18,202,834	14,014,021

Income (loss) from operations	(13,831,858)	1,089,898
Write down of investment	(9,400,329)	—
Gain on sale of subsidiary	7,613,943	—
Interest income and other, net	1,726,151	1,577,295

Income (loss) before provision (credit) for income taxes	(13,892,093)	2,667,193
Provision (credit) for income taxes	(4,723,000)	1,314,440

Net income (loss)	$(9,169,093)	$1,352,753

Earnings (loss) per share:
Basic	$(0.21)	$0.03

Diluted	$(0.21)	$0.03

Shares used in computing earnings (loss) per share:
Basic	44,681,000	40,686,000

Diluted	44,681,000	43,156,000

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	April 27, 2001	April 28, 2000
OPERATING ACTIVITIES
Net income (loss)	$(9,169,093)	$1,352,753
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	4,793,428	3,515,707
Write down of investment	9,400,329	—
Gain on sale of subsidiary	(7,613,943)	—
Changes in operating assets and liabilities:
Accounts receivable	11,019,360	(5,254,203)
Inventories	(2,275,733)	(3,931,092)
Prepaid expenses and other current assets	(721,835)	(1,774,229)
Accounts payable	(5,861,389)	5,271,833
Accrued expenses, deferred income taxes and other long-term liabilities	(5,293,842)	2,592,637

Net cash (used) provided by operating activities	(5,722,718)	1,773,406
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,658,172)	(5,487,740)
Payment for acquisitions, net of cash acquired	(24,363,479)	—
Proceeds from sale of subsidiary	13,781,914	—
Other assets	1,854,897	(184,315)

Net cash used by investing activities	(16,384,840)	(5,672,055)
FINANCING ACTIVITIES
Repayments on credit facilities and long-term debt	(2,199,633)	(5,276,741)
Proceeds from sale of common stock	110,970	133,419,402

Net cash (used) provided by financing activities	(2,088,663)	128,142,661
Effect of exchange rate changes on cash	(66,722)	(110,142)

Increase (decrease) in cash and cash equivalents	(24,262,943)	124,133,870
Cash and cash equivalents at beginning of period	138,525,797	34,835,897

Cash and cash equivalents at end of period	$114,262,854	$158,969,767

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Quarterly Financial Statements

    The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2001, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of April 27, 2001, and the results of its operations for the three month periods ended April 27, 2001, and April 28, 2000. The results of operations for the interim period ended April 27, 2001, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

	Three Months Ended
	April 27, 2001	April 28, 2000
Weighted average common shares outstanding used in basic earnings per share	44,681,000	40,686,000
Effect of dilutive stock options	—	2,470,000

Shares used in diluted earnings per share calculation	44,681,000	43,156,000

    Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 581,000 shares for the three months ended April 27, 2001, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3.  Inventories

    Inventories consist of the following:

	April 27, 2001	January 31, 2001
Raw materials	$39,079,951	$35,227,299
Work in progress	20,231,684	23,638,967

	$59,311,635	$58,866,266

    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,333,000 and $1,897,000 at April 27, 2001, and January 31, 2001, respectively. REMEC had a reserve for obsolete and unusable inventory of $14,428,000 and $9,963,000 as of April 27, 2001, and January 31, 2001, respectively.

4.  Comprehensive Income

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

    The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	April 27, 2001	April 28, 2000
Net income (loss)	$(9,169,000)	$1,353,000
Change in net unrealized loss on investment	3,665,000	—
Foreign currency translation adjustment	409,000	(381,000)

Comprehensive income (loss)	$(5,095,000)	$972,000

5.  Transactions

    On February 26, 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey, Inc. in exchange for cash consideration of $13.8 million.

    On March 7, 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of Pacific Microwave Corporation ("PMC"), a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of approximately $17.6 million is being carried as an intangible asset, and will be amortized over 10 years. REMEC's consolidated financial statements include the results of PMC from March 2001 forward.

6.  Information by Segment

    During fiscal 2001, the Company realigned its operating structure into four distinct reportable segments, Broadband Wireless, Mobile Wireless Infrastructure, Defense Products and Manufacturing. The Company's new reportable segments have been determined based on the nature of the products offered to customers or the nature of their function within the organization. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in REMEC's Annual Report on Form 10-K. Although the Company had previously operated in one reportable segment, prior period operating results have been presented on a similar segmented basis for comparison purposes. Additionally, commencing with February 1, 2001, the operating results of the filter products business line of our REMEC Wireless subsidiary have been incorporated in the Mobile Wireless Infrastructure Group.

Segment Data

	Three Months Ended
	April 27, 2001	April 28, 2000
Net Sales:
Broadband Wireless	$19,603,482	$24,615,476
Mobile Wireless Infrastructure	18,660,313	14,245,612
Defense Products	15,293,579	16,140,750
Manufacturing	16,539,345	9,609,338
All other	4,503,166	3,855,977
Intersegment revenues	(15,676,696)	(11,864,062)

Consolidated net sales	$58,923,189	$56,603,091

Income (loss) from operations:
Broadband Wireless	$(2,774,863)	$196,467
Mobile Wireless Infrastructure	(9,430,109)	(1,370,676)
Defense Products	709,876	1,573,584
Manufacturing	338,955	1,077,717
All other	(2,675,717)	(387,194)

Consolidated income (loss) from operations	$(13,831,858)	$1,089,898

Depreciation and amortization:
Broadband Wireless	$1,075,490	$1,031,649
Mobile Wireless Infrastructure	692,042	477,100
Defense Products	730,633	695,870
Manufacturing	1,054,695	422,652
All other	1,240,568	888,436

Consolidated depreciation and amortization	$4,793,428	$3,515,707

	April 27, 2001	January 31, 2001
Identifiable assets:
Broadband Wireless	$65,568,338	$61,390,434
Mobile Wireless Infrastructure	48,144,735	51,873,917
Defense Products	31,320,087	35,492,456
Manufacturing	67,645,028	37,238,175
All other assets	163,890,598	204,230,211

Consolidated identifiable assets	$376,568,786	$390,225,193

7.  Recently Issued Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities— Deferral of Effective Date of FASB Statement No. 133". The statement defers for one year the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The FASB issued SFAS No. 133 in June 1998, which established accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. As of April 27, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. The adoption of SFAS No.'s 137 and 133 did not have any significant impact on the financial position or results of operations of REMEC.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Our business is divided into four groups: Broadband Wireless, Mobile Wireless Infrastructure, Defense Products and Manufacturing.

    The Broadband Wireless Group develops and manufactures microwave products for fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services and includes our subsidiaries, REMEC Magnum, REMEC Wireless and REMEC CSH. The Mobile Wireless Infrastructure Group develops and manufactures integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The subsidiaries within this group include REMEC Airtech, REMEC WACOM and REMEC Q-bit. The Defense Products Group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. This group currently consists only of REMEC Microwave. The Manufacturing Group provides high volume production of microwave products, including test and critical hybrid circuits, primarily to the other product groups. Subsidiaries or divisions within this group include REMEC Veritek, REMEC Costa Rica, Pacific Microwave Corporation and the REMEC Metal Fabrication Center. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communication systems. Additionally, commencing with February 1, 2001, the operating results of the filter products business line of our REMEC Wireless subsidiary have been incorporated in the Mobile Wireless Infrastructure Group.

Results of Operations as a Percentage of Net Sales

    The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

	Three months ended
	April 27, 2001	April 28, 2000
Net sales	100.0%	100.0%
Cost of sales	92.6	73.3

Gross profit	7.4	26.7
Operating expenses:
Selling, general & administrative	20.4	17.8
Research and development	10.5	7.0

Total operating expenses	30.9	24.8

Income (loss) from operations	(23.5)	1.9
Write down of investment	(15.9)	—
Gain on sale of subsidiary	12.9	—
Interest income and other, net	2.9	2.8

Income (loss) before income taxes	(23.6)	4.7
Provision (credit) for income taxes	(8.0)	2.3

Net income (loss)	(15.6%)	2.4%

Results of Operations

    Net Sales and Gross Profit.  Despite the sale of Humphrey, Inc. in February 2001, net sales increased 4.1% from $56.6 million during the first quarter of fiscal 2001 to $58.9 million for the first quarter of fiscal 2002, which primarily reflected an increase in revenue growth from the remaining Defense Products Group and increased demand for the turnkey manufacturing services of REMEC's Manufacturing Group. Gross profit decreased 71.1% from $15.1 million for the three months ended April 28, 2000, to $4.4 million for the period ended April 27, 2001. Consolidated gross margin as a percentage of sales decreased from 26.7% to 7.4% for the same periods. The decline in both overall gross profits and gross margins in the current period reflects the combination of the negative impact on overhead absorption resulting from declining production volume at certain of our business segments and an increase in our reserves for potential inventory obsolescence of approximately $7.0 million. Results within each of our business segments were as follows (segment sales figures include intersegment revenues):

    Broadband Wireless Group.  Sales within the Broadband Wireless Group decreased 20.4% from $24.6 million during the first quarter of fiscal 2001 to $19.6 million during the first quarter of the current fiscal year. As mentioned previously, effective February 1, 2001, the operating results of the filter products business of REMEC Wireless have been incorporated into the results of the Mobile Wireless segment. Filter product sales amounted to approximately $4.7 million in the current fiscal year and the removal of Filter Product sales from group results account for the majority of the sales decrease for this segment. Broadband Wireless Group gross margin as a percentage of sales decreased from 24.9% in the first quarter of fiscal 2001 to 16.3% in the first quarter of fiscal 2002. As discussed above, the decline in gross margins reflects both the negative impact on overhead absorption associated with the decline in production volume and charges of approximately $1.5 million related to increasing our reserves for potential inventory obsolescence.

    Mobile Wireless Infrastructure Group.  Sales increased 31.0% from $14.2 million during the first quarter of fiscal 2001 to $18.7 million during the first quarter of the current fiscal year. Results for the current fiscal year include filter products sales of $4.7 million, as discussed above. Excluding these sales, the sales from this segment declined slightly primarily as a result of decreased sales of amplifier products for mobile wireless communications infrastructure equipment. Gross margins decreased from 13.5% during the period ended April 28, 2000 to a negative 22.1% for the period ended April 27, 2001, primarily as a result of charges totaling approximately $5.2 million related to increasing our reserves for potential inventory obsolescence.

    Defense Products Group.  Sales decreased 5.3% from $16.1 million during the first quarter of fiscal 2001 to $15.3 million for the first quarter of fiscal 2002, reflecting a decrease in the level of sales from our Humphrey, Inc. subsidiary included in the current period total. The Company completed the sale of Humphrey, Inc. during the first quarter of fiscal 2002. Defense Products gross margins as a percentage of sales decreased from 25.0% during the period ended April 28, 2000 to 22.0% for the period ended April 27, 2001, as a result in the change in the mix of products sold.

    Manufacturing Group.  Sales to external customers increased 72.1% from $9.6 million during the first quarter of fiscal 2001 to $16.5 million for the first quarter of fiscal 2002, primarily due to approximately $1.0 million of sales from Pacific Microwave Corporation and an increase in demand for consignment and turnkey manufacturing services from the remainder of the Manufacturing Group. Pacific Microwave Corporation was acquired during the first quarter of fiscal 2002 and as such, the prior year results do not include any sales from this unit. Gross margin as a percentage of sales increased from 16.3% during the period ended April 28, 2000 to 11.7% for the period ended April 27, 2001, as a result of the change in the mix of products sold by the Group. To address the decline in intersegment sales as a result of falling demand from the Mobile Wireless Infrastructure Group, and the Broadband Wireless Group, and the company has reduced the manufacturing labor costs at both its

Costa Rica and Philippine facilities. We anticipate that such measures will result in more cost efficient operations in the future.

    Other Sales.  Other sales increased 16.8% from $3.9 million during the first quarter of fiscal 2001 to $4.5 million for the first quarter of fiscal 2002, primarily as a result of increased demand for microwave modules for the fiber optic market; however, our gross margins as a percentage of sales decreased from 42.2% to 10.3% for the same time period as a result of a change in the mix of products sold and the negative impact on overhead absorption as a result of a decline in sales volume from the previous quarter.

    Selling, General and Administrative Expenses ("SG&A").  Selling, general and administrative expenses increased 19.4% from $10.1 million during the first quarter of fiscal 2001 to $12.0 million in the first quarter of fiscal 2002. The increase in SG&A is primarily attributable to a combination of factors: An increase in payroll and employment benefit related costs and the additional costs arising at Pacific Microwave Corporation. As a percentage of net sales, SG&A expenses increased from 17.8% in the period ended April 28, 2000 to 20.4% in the period ended April 28, 2001 due to the additional costs as described above.

    Research and Development Expenses.  Research and development expenses increased 56.6% from $4.0 million for the first quarter of fiscal 2001 to $6.2 million in the first quarter of fiscal 2002, and as a percentage of net sales, increased to 10.5% in fiscal 2002 from 7.0% in fiscal 2001. These expenditures are almost entirely attributable to our Broadband Wireless and Mobile Wireless Infrastructure Groups and reflect increased activity associated with new wireless communications product development.

    Write down of Investment.  During the first quarter of fiscal 2002, the Company recorded a $9.4 million charge to operations representing the write down of its investment in Allgon AB common stock which had been acquired in conjunction with the proposed merger with Allgon. The carrying value of these shares has been written down to its market value at the end of the first quarter. There were no similar costs in the comparable prior year period.

    Gain on Sale of Subsidiary.  REMEC's results of operations for the first quarter of fiscal 2002 include the gain from the sale of our Humphrey, Inc. subsidiary. There was no similar gain in the comparable prior year period.

    Interest Income.  Interest income and other, net increased from $1.6 million in the first quarter of fiscal 2001 to $1.7 million in the first quarter of fiscal 2002. The increase in interest income was due to an increase in the amount of cash available for investing as a result of the funds generated by REMEC's March 2000 public offering.

    Provision (Benefit) for Income Taxes.  Income tax expense decreased from $1.3 million in the first quarter of fiscal 2001 to a benefit for income taxes of $4.7 million during the first quarter of fiscal 2002. The decrease in income taxes reflects the recognition of the tax benefit associated with the Company's domestic net operating loss.

Liquidity and capital resources

    At April 27, 2001, REMEC had $199.2 million of working capital, which included cash and cash equivalents totaling $114.3 million. REMEC also has a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 1, 2002. As of April 27, 2001, there were no borrowings outstanding under this credit facility.

    During the three-month period ended April 27, 2001, operations used cash of approximately $5.7 million. The negative operating cash flow during the first quarter was principally the result of the

Company's $9.2 million net loss during the quarter (net of $6.6 million of non-cash adjustments) and cash used to fund working capital requirements.

    During the three months ended April 27, 2001, $16.4 million was used in investing activities consisting of $7.7 million in capital expenditures and a net cash outflow of approximately $10.6 million resulting from separate transactions involving the purchase of Pacific Microwave Corporation (a privately held microwave electronics manufacturing company located in the Philippines), and the net cash proceeds received from the sale of the operating assets and operations of the Company's Humphrey, Inc. subsidiary.

    Financing activities used approximately $2.1 million during the three-month period ended April 27, 2001, principally as a result of the pay off of certain debt facilities assumed in the acquisition of Pacific Microwave Corporation.

    Our future capital requirements will depend upon many factors, including the nature and timing of the growth in orders by OEM customers, the expansion of manufacturing to meet sales requirements, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources will be adequate to fund its operations for at least twelve months.

PART II—OTHER INFORMATION

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

    Interest Rate Risk.  REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit. At April 27, 2001, REMEC had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on its debt. REMEC will also be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially affect the fair value of these securities at April 27, 2001.

    Foreign Currency Exchange Rate.  REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter fiscal 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed herewith:

Exhibit 10.1—Change of Control Severance Agreement

(b)
There was one report on Form 8-K filed by the registrant during the quarter ended April 27, 2001, which disclosed the following:

1)
On February 26, 2001, REMEC sold substantially all of the assets of its wholly owned subsidiary Humphrey, Inc. to Rosemont Aerospace, Inc., a wholly owned subsidiary of the B.F. Goodrich Company.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc. (Registrant)
	By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman and Chief Executive Officer
	By:	/s/ DAVID L. MORASH David L. Morash Chief Financial and Accounting Officer
Date: June 11, 2001

QuickLinks

Index
  PART I—FINANCIAL INFORMATION
  Item 1
REMEC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
REMEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
REMEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES