Form 10-Q
period 2001-07-27
REMEC INC
filed 2001-09-10
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2001

Commission File Number 0-27414

REMEC, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State of other jurisdiction of incorporation or organization)	95-3814301 I.R.S. Employer Identification Number

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

YES X	NO

    Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class	Outstanding as of: July 27, 2001
Common shares, $.01 par value	44,857,615

REMEC, Inc.
Form 10-Q
For The Quarterly Period Ended July 27, 2001

PART I—FINANCIAL INFORMATION
Item 1

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2001	January 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$105,674,000	$138,526,000
Accounts receivable, net	37,307,000	49,679,000
Inventories, net	52,423,000	58,866,000
Deferred income taxes	15,689,000	15,617,000
Prepaid expenses and other current assets	3,977,000	3,535,000

Total current assets	215,070,000	266,223,000
Property, plant and equipment, net	92,849,000	82,841,000
Restricted cash	17,049,000	17,049,000
Intangible and other assets, net	36,796,000	24,112,000

	$361,764,000	$390,225,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$10,288,000	$19,948,000
Accrued expenses and other current liabilities	12,899,000	20,870,000

Total current liabilities	23,187,000	40,818,000
Deferred income taxes and other long-term liabilities	7,184,000	7,920,000
Shareholders' equity	331,393,000	341,487,000

	$361,764,000	$390,225,000

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	July 27, 2001	July 28, 2000	July 27, 2001	July 28, 2000
Net sales	$60,391,000	$63,001,000	$119,314,000	$119,604,000
Cost of sales	53,718,000	45,878,000	108,270,000	87,377,000

Gross profit	6,673,000	17,123,000	11,044,000	32,227,000
Operating expenses:
Selling, general and administrative	12,494,000	10,183,000	24,494,000	20,236,000
Research and development	6,545,000	4,563,000	12,748,000	8,524,000

Total operating expenses	19,039,000	14,746,000	37,242,000	28,760,000

Income (loss) from operations	(12,366,000)	2,377,000	(26,198,000)	3,467,000
Write down of investment	—	—	(9,400,000)	—
Gain on sale of subsidiary	—	—	7,614,000	—
Interest income and other, net	1,731,000	2,694,000	3,457,000	4,271,000

Income (loss) before provision (credit) for income taxes	(10,635,000)	5,071,000	(24,527,000)	7,738,000
Provision (credit) for income taxes	(4,380,000)	1,856,000	(9,103,000)	3,170,000

Net income (loss)	$(6,255,000)	$3,215,000	$(15,424,000)	$4,568,000

Earnings (loss) per share:
Basic	$(0.14)	$0.07	$(0.34)	$0.11

Diluted	$(0.14)	$0.07	$(0.34)	$0.10

Shares used in computing earnings (loss) per share:
Basic	44,833,000	44,043,000	44,759,000	42,383,000

Diluted	44,833,000	47,089,000	44,759,000	44,730,000

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	July 27, 2001	July 28, 2000
OPERATING ACTIVITIES
Net income (loss)	$(15,424,000)	$4,568,000
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	9,810,000	6,911,000
Write down of investment	9,400,000	—
Gain on sale of subsidiary	(7,614,000)	—
Changes in operating assets and liabilities:
Accounts receivable	11,895,000	(7,070,000)
Inventories	4,613,000	(11,293,000)
Prepaid expenses and other current assets	(458,000)	(1,902,000)
Accounts payable	(10,204,000)	5,693,000
Accrued expenses, deferred income taxes and other long-term liabilities	(10,722,000)	5,660,000

Net cash (used) provided by operating activities	(8,704,000)	2,567,000
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,160,000)	(16,746,000)
Payment for acquisitions, net of cash acquired	(27,944,000)	—
Proceeds from sale of subsidiary	13,782,000	—
Other assets	3,110,000	(1,245,000)

Net cash used by investing activities	(23,212,000)	(17,991,000)
FINANCING ACTIVITIES
Repayments on credit facilities and long-term debt	(2,202,000)	(5,277,000)
Proceeds from sale of common stock	1,362,000	134,627,000

Net cash (used) provided by financing activities	(840,000)	129,350,000
Effect of exchange rate changes on cash	(96,000)	(225,000)

Increase (decrease) in cash and cash equivalents	(32,852,000)	113,701,000
Cash and cash equivalents at beginning of period	138,526,000	34,836,000

Cash and cash equivalents at end of period	$105,674,000	$148,537,000

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

    The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2001, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of July 27, 2001, and the results of its operations for the three and six month periods ended July 27, 2001, and July 28, 2000. The results of operations for the interim period ended July 27, 2001, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

	Three months ended		Six months ended
	July 27, 2001	July 28, 2000	July 27, 2001	July 28, 2000
Weighted average common shares outstanding used in basic earnings per share calculation	44,833,000	44,043,000	44,759,000	42,383,000
Effect of dilutive stock options	—	3,046,000	—	2,347,000

Shares used in diluted earnings per share calculation	44,833,000	47,089,000	44,759,000	44,730,000

    Dilutive securities may include options, warrants, and preferred stock, as if converted, and restricted stock subject to vesting. Potentially dilutive securities (consisting of stock options) totaling 653,000 and 617,000 shares for the three and six months ended July 27, 2001, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3. Inventories

    Inventories consist of the following:

	July 27, 2001	January 31, 2001
Raw materials	$33,857,000	$35,227,000
Work in progress	18,566,000	23,639,000

	$52,423,000	$58,866,000

    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,430,000 and $1,897,000 at July 27, 2001, and January 31, 2001, respectively. REMEC had a reserve for obsolete and unusable inventory of $16,379,000 and $9,963,000 as of July 27, 2001, and January 31, 2001, respectively.

4. Comprehensive Income (Loss)

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

    The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Six months ended
	July 27, 2001	July 28, 2000	July 27, 2001	July 28, 2000
Net income (loss)	$(6,255,000)	$3,215,000	$(15,424,000)	$4,568,000
Change in net unrealized loss on investment	—	—	3,665,000	—
Foreign currency translation adjustment	(29,000)	(328,000)	380,000	(708,000)

Comprehensive income (loss)	$(6,284,000)	$2,887,000	$(11,379,000)	$3,860,000

5. Transactions

    In February 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey, Inc. in exchange for cash consideration of $13.8 million.

    In March 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of Pacific Microwave Corporation ("PMC"), a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of approximately $17.6 million is being carried as an intangible asset, and will be amortized over 10 years. REMEC's consolidated financial statements include the results of PMC from March 2001 forward.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of PMC and the disposition of Humphrey, Inc. had occurred on February 1, 2000. The pro forma condensed consolidated results of operations would be as follows:

	Six months ended
	July 27, 2001	July 28, 2000
Total revenue	$119,080,000	$117,007,000
Net income (loss)	$(15,612,000)	$1,985,000
Income (loss) per share:
Basic	$(.35)	$.05
Diluted	$(.35)	$.04

    In June 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of Multipoint Radio, Inc. ("MRI"), a privately held millimeter wave radio technology company located in Sacramento, California, in exchange for cash consideration of approximately $3.5 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of approximately $2.5 million is being carried as an intangible asset, and will be amortized over 10 years. The pro forma results of operations of REMEC and MRI assuming that MRI was acquired on February 1, 2000 would not be materially different than reported results. REMEC's consolidated financial statements include the results of MRI from July 2001 forward.

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

    The components of segment data are as follows:

	Three months ended		Six months ended
	July 27, 2001	July 28, 2000	July 27, 2001	July 28, 2000
Net sales:
Broadband Wireless	$15,854,000	$25,261,000	$35,458,000	$49,876,000
Mobile Wireless Infrastructure	18,969,000	16,025,000	37,629,000	30,270,000
Defense Products	15,387,000	16,790,000	30,681,000	32,931,000
Manufacturing	18,242,000	14,528,000	34,781,000	24,138,000
All other	2,850,000	5,021,000	7,352,000	8,876,000
Intersegment revenues	(10,911,000)	(14,624,000)	(26,587,000)	(26,487,000)

Consolidated net sales	$60,391,000	$63,001,000	$119,314,000	$119,604,000

Income (loss) from operations:
Broadband Wireless	$(4,817,000)	$(989,000)	$(7,592,000)	$(792,000)
Mobile Wireless Infrastructure	(4,141,000)	(773,000)	(13,572,000)	(2,144,000)
Defense Products	1,178,000	2,064,000	1,888,000	3,638,000
Manufacturing	(530,000)	1,721,000	(191,000)	2,799,000
All other	(4,056,000)	354,000	(6,731,000)	(34,000)

Consolidated income (loss) from operations	$(12,366,000)	$2,377,000	$(26,198,000)	$3,467,000

Depreciation and amortization:
Broadband Wireless	$1,351,000	$1,604,000	$2,427,000	$2,636,000
Mobile Wireless Infrastructure	657,000	575,000	1,349,000	1,052,000
Defense Products	704,000	740,000	1,435,000	1,436,000
Manufacturing	1,069,000	454,000	2,124,000	877,000
All other	1,238,000	473,000	2,475,000	910,000

Consolidated depreciation and amortization	$5,019,000	$3,846,000	$9,810,000	$6,911,000

	July 27, 2001	January 31, 2001
Identifiable assets:
Broadband Wireless	$53,044,000	$61,390,000
Mobile Wireless Infrastructure	58,922,000	51,874,000
Defense Products	32,133,000	35,492,000
Manufacturing	62,085,000	37,238,000
All other assets	155,580,000	204,231,000

Consolidated identifiable assets	$361,764,000	$390,225,000

7. Recently Issued Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The statement defers for one year the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The FASB issued SFAS No. 133 in June 1998, which established accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. As of July 27, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. The adoption of SFAS No.'s 137 and 133 did not have any significant impact on the financial position or results of operations of REMEC.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective February 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective February 1, 2002 will have on its results of operations and financial position.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

    Our business is divided into four groups: Broadband Wireless, Mobile Wireless Infrastructure, Defense Products and Manufacturing.

    The Broadband Wireless Group develops and manufactures microwave products for fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services and includes our subsidiaries, REMEC Magnum, REMEC Wireless, Multipoint Radio, Inc ("MRI") (acquired in June 2001) and REMEC CSH. The Mobile Wireless Infrastructure Group develops and manufactures integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The subsidiaries within this group include REMEC Airtech, REMEC WACOM and REMEC Q-bit. The Defense Products Group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. This group currently consists only of REMEC Microwave. The Manufacturing Group provides high volume production of microwave products, including test and critical hybrid circuits, primarily to the other product groups. Subsidiaries or divisions within this group include REMEC Veritek, REMEC Costa Rica, Pacific Microwave Corporation and the REMEC Metal Fabrication Center. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communication systems. Additionally, commencing with February 1, 2001, the operating results of the filter products business line of our REMEC Wireless subsidiary have been incorporated in the Mobile Wireless Infrastructure Group.

  Results of Operations as a Percentage of Net Sales

    The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

	Three months ended		Six months ended
	July 27, 2001	July 28, 2000	July 27, 2001	July 28, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.0	72.8	90.7	73.1

Gross profit	11.0	27.2	9.3	26.9
Operating expenses:
Selling, general & administrative	20.7	16.2	20.5	16.9
Research and development	10.8	7.2	10.7	7.1

Total operating expenses	31.5	23.4	31.2	24.0

Income (loss) from operations	(20.5)	3.8	(21.9)	2.9
Write down of investment	—	—	(7.9)	—
Gain on sale of subsidiary	—	—	6.4	—
Interest income and other, net	2.8	4.3	2.9	3.6
Income (loss) before income taxes	(17.7)	8.1	(20.5)	6.5
Provision (credit) for income taxes	(7.3)	3.0	(7.6)	2.7

Net income (loss)	(10.4%)	5.1%	(12.9%)	3.8%

  Results of Operations

    Net Sales and gross profit.  Net sales were $60.4 million and $119.3 million for the three and six months ended July 27, 2001, respectively. Sales for the second quarter of fiscal 2002 declined $2.6 million, or 4.1%, from their level during the comparable prior year period primarily as a result of the sale of our Humphrey subsidiary in February 2001 (Humphrey contributed sales of $3.5 million during the second quarter of the prior fiscal year). Year-to-date sales were essentially unchanged from their prior year levels, however, as increased sales from the remaining Defense Products Group and sales by Pacific Microwave Corporation (which was acquired in March 2001) offset the sales reduction of approximately $6.0 million resulting from the sale of Humphrey. Gross profit was $6.7 million and $11.0 million for the three and six months ended July 27, 2001, respectively, representing decreases of $10.5 million (61.0%) and $21.2 million (65.7%), from the comparable prior year periods. Consolidated gross margin as a percentage of sales decreased from 11.0% and 9.3% for the three and six months ended July 27, 2001, respectively, to 27.2% and 26.9% for the comparable prior year periods. The decline in both overall gross profits and gross margins as a percentage of sales during the current fiscal year reflects the combination of the negative impact on overhead absorption resulting from declining production volume at certain of our business segments, a change in the mix of products sold and an increase in our reserves for potential inventory obsolescence of approximately $7.8 million.

    Results within each of our business segments were as follows (unless indicated otherwise, segment sales figures include intersegment revenues):

    Broadband Wireless Group.  Sales were $15.9 million and $35.5 million for the three and six months ended July 27, 2001, representing decreases of $9.4 million (37.2%) and $14.4 million (28.9%), respectively, from the comparable prior year periods. Effective February 1, 2001, the operating results of the filter products business of REMEC Wireless have been incorporated into the results of the Mobile Wireless segment. Filter product sales amounted to approximately $8.8 million in the current fiscal year and the removal of Filter Product sales from the group and the overall decline in the industry demand for radio products account for the majority of the sales decrease for this segment. Gross margin as a percentage of sales decreased to 7.0% and 12.2% for the three and six months ended July 27, 2001, respectively, from 21.9% and 23.3% during the comparable prior year periods. As discussed above, the decline in gross margins reflects both the negative impact on overhead absorption associated with the decline in production volume and charges of approximately $2.3 million related to increasing our reserves for potential inventory obsolescence.

    Mobile Wireless Infrastructure Group.  Sales were $19.0 million and $37.6 million for the three and six months ended July 27, 2001, representing increases of $2.9 million (18.4%) and $7.4 million (24.3%), respectively, over the comparable prior year periods. As discussed above, results for the current fiscal year include filter products sales of $8.8 million, which offset a slight decline in sales of amplifier products for mobile wireless communications infrastructure equipment. Gross margin as a percentage of sales decreased to 6.3% and a negative 7.9% for the three and six months ended July 27, 2001, respectively, from 15.6% and 14.6% during the comparable prior year periods. The decrease in gross margins is primarily attributed to charges totaling approximately $5.2 million related to increasing our reserves for potential inventory obsolescence.

    Defense Products Group.  Sales were $15.4 million and $30.7 million for the three and six months ended July 27, 2001, representing decreases of $1.4 million (8.4%) and $2.3 million (6.8%), respectively, from the comparable prior year periods. Gross margin as a percentage of sales declined to 21.9% for both the three and six months ended July 27, 2001, respectively, from 28.7% and 26.9% during the comparable prior year periods. The decrease in sales revenues and the decline in our gross margins as a percentage of sales reflect the absence of our Humphrey subsidiary, which as discussed above, was sold during February 2001.

    Manufacturing Group.  Sales to external customers were $10.7 million and $16.8 million for the three and six months ended July 27, 2001, representing increases of $5.3 million (98.3%) and $8.0 million (91.7%), respectively, over the prior year periods. The increase in sales is primarily due to approximately $2.1 million of sales from Pacific Microwave Corporation and an increase in demand for consignment and turnkey-manufacturing services from the remainder of the Manufacturing Group. Pacific Microwave Corporation was acquired during the first quarter of fiscal 2002 and, as such, the prior year results do not include any sales from this unit. Gross margin as a percentage of sales decreased to 8.5% and 9.6% for the three and six months ended July 27, 2001, respectively, from 12.8% and 11.6% during the comparable prior year periods. The decline in gross margin is a result of the change in the mix of products sold by the Group. The company has reduced its manufacturing labor costs at both its Costa Rica and Philippine facilities to address the continuing decline in intersegment sales which has resulted from falling demand from our commercial products groups. We anticipate that such measures will result in more cost efficient operations in the future.

    Other Sales.  Other sales were $2.8 million and $7.4 million for the three and six months ended July 27, 2001, representing decreases of $2.2 million (43.3%) and $1.5 million (17.2%), respectively, from the comparable prior year periods. The decline in Other Sales is primarily a result of decreased demand for microwave modules for the fiber optic market. Gross margin as a percentage of sales decreased to 7.5% and 9.2% for the three and six months ended July 27, 2001, respectively, from 38.5% and 37.9% for the comparable prior year periods as a result of a change in the mix of products sold and the negative impact on overhead absorption as a result of a decline in sales volume.

    Selling, General and Administrative Expenses ("SG&A").  Selling, general and administrative expenses were $12.5 million and $24.5 million for the three and six months ended July 27, 2001, respectively, as compared to $10.2 million and $20.2 million during the comparable prior year periods. The increase in SG&A is primarily attributable to a combination of factors: An increase in payroll and employment benefits related costs, additional costs arising at Pacific Microwave Corporation, including goodwill amortization costs of approximately $.7 million, and $.4 million charge recorded during the second quarter related to reserve for potentially uncollectible accounts receivable. As a percentage of net sales, SG&A expenses increased from 16.2% and 16.9% to 20.7% and 20.5% for the three and six months ended July 27, 2001, respectively, due to the additional costs described above.

    Research and Development Expenses.  Research and development expenses were $6.5 million and $12.7 million for the three and six months ended July 27, 2001, respectively, as compared to $4.6 million and $8.5 million during the comparable prior year periods. As a percentage of net sales, research and development expenses increased from 7.2% and 7.1% to 10.8% and 10.7% for the three and six months ended July 27, 2001, respectively. These expenditures are almost entirely attributable to our Broadband Wireless and Mobile Wireless Infrastructure Groups and reflect increased activity associated with new wireless communications product development and a charge of $1.1 million recorded in connection with acquisitions (including the acquisition of MRI during the second quarter of the current fiscal year).

    Write down of Investment.  During the first quarter of fiscal 2002, the Company recorded a $9.4 million charge to operations representing the write down of its investment in Allgon AB common stock, which had been acquired in conjunction with the proposed merger with Allgon. The carrying value of these shares has been written down to its market value at the end of the first quarter.

    Gain on Sale of Subsidiary.  REMEC's results of operations for the first quarter of fiscal 2002 include the gain from the sale of our Humphrey, Inc. subsidiary.

    Interest Income and other, net.  Interest income and other, net was $1.7 million and $3.5 million for the three and six months ended July 27, 2001, respectively, as compared to $2.7 million and $4.3 million during the comparable prior year periods. The decrease in interest income was due to the combination of both a decline in the amount of surplus funds available for investment and a reduction of the yields from our investments as short term interest rates declined during the course of the current fiscal year.

    Provision (Benefit) for Income Taxes.  The Company recorded a benefit for income taxes of $9.1 million for the six months ended July 27, 2001, as compared to income tax expense of $3.2 million in the comparable prior year period. The credit for income taxes recorded during the current fiscal year reflects the recognition of the tax benefit associated with the Company's domestic net operating losses.

  Liquidity and capital resources

    At July 27, 2001, REMEC had $191.9 million of working capital, which included cash and cash equivalents totaling $105.7 million. REMEC also has a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 1, 2002. As of July 27, 2001, there were no borrowings outstanding under this credit facility.

    During the six months ended July 27, 2001, operations used cash of approximately $8.7 million. The negative operating cash flow during this period was principally the result of the Company's $15.4 million net loss (net of $11.6 million of non-cash adjustments) and cash used to fund working capital requirements.

    During the six months ended July 27, 2001, $23.2 million was used in investing activities consisting of $12.2 million in capital expenditures and a net cash outflow of approximately $14.2 million resulting from separate transactions involving the purchases of PMC (a privately held microwave electronics manufacturing company located in the Philippines) and MRI (a privately held millimeter wave radio technology company located in Sacramento, California), and the sale of the operating assets and operations of the Company's Humphrey, Inc. subsidiary.

    Financing activities used approximately $0.8 million during the six-month period ended July 27, 2001, principally as a result of the repayment of debt of $2.2 million assumed in the acquisition of PMC net of proceeds of $1.4 million arising from the issuance of common stock by the company under its Employee Stock Purchase Plan and from stock option exercises.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    Interest Rate Risk.  REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit. At July 27, 2001, REMEC had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on its debt. REMEC will also be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially affect the fair value of these securities at July 27, 2001.

    Foreign Currency Exchange Rate.  REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected third quarter fiscal 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting (the "Annual Meeting") of Shareholders of REMEC was held on June 11, 2001. Of the 44,490,626 shares of our Common Stock which could be voted at the Annual Meeting, 35,670,705 shares of our Common Stock, representing 80.18% of our outstanding Common Stock on the record date for the Annual Meeting of April 20, 2001, were represented at the Annual Meeting in person or by proxy, which constitutes a quorum. The following items were voted upon by the shareholders with voting results as follows:

1.
Approval for an amendment to the Bylaws of REMEC to provide that the authorized number of directors shall not be less than six nor more than nine.

Votes for	Votes against or withheld	Votes abstained	Broker non-votes
35,390,916	239,220	40,569	—
2.
Election of the following persons to our Board of Directors, to hold office until the next annual meeting to stockholders and until their successors are duly elected and qualified.

	Votes for	Votes against or withheld	Votes abstained	Broker non-votes
Ronald E. Ragland	28,262,555	7,408,150	—	—
Thomas A. Corcoran	35,028,382	642,323	—	—
Mark D. Dankberg	35,020,232	650,473	—	—
William H. Gibbs	35,031,432	639,273	—	—
Andre R. Horn	35,030,482	640,223	—	—
Jeffrey M. Nash	35,028,682	642,023	—	—
3.
The results for the proposed change in the state of incorporation of REMEC from California to Delaware. This proposal did not receive sufficient votes to pass, based on required margins necessary. REMEC will remain a California corporation.

Votes for	Votes against or withheld	Votes abstained	Broker non-votes
15,281,319	13,575,426	331,091	6,482,869
4.
The results for the approval of REMEC's 2001 Equity Incentive Plan.

Votes for	Votes against or withheld	Votes abstained	Broker non-votes
15,067,715	13,731,401	388,720	6,482,869

Item 6. Exhibits and Reports on Form 8-K

(a)
There were no exhibits attached herewith:

(b)
There was one report on Form 8-K filed by the registrant during the quarter ended July 27, 2001, which disclosed the following:

1)
On June 15, 2001, we filed a Current Report on form 8-K to announce the adoption by the Board of Directors of  REMEC of a Shareholder Rights Plan.

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
Date: September 10, 2001

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES