Form 10-Q
period 2001-10-26
REMEC INC
filed 2001-12-11
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2001

Commission File Number 0-27414

REMEC, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State of other jurisdiction of incorporation or organization)	95-3814301 I.R.S. Employer Identification Number
9404 CHESAPEAKE DRIVE SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92123 (Zip Code)

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

    Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class	Outstanding as of: October 26, 2001
Common shares, $.01 par value	44,998,691

REMEC, Inc.
Form 10-Q
For The Quarterly Period Ended October 26, 2001

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2001	January 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$105,683,000	$138,526,000
Accounts receivable, net	31,939,000	49,679,000
Inventories, net	47,960,000	58,866,000
Deferred income taxes	15,715,000	15,617,000
Other current assets	4,885,000	3,535,000

Total current assets	206,182,000	266,223,000
Property, plant and equipment, net	92,235,000	82,841,000
Restricted cash	17,049,000	17,049,000
Intangible and other assets, net	35,827,000	24,112,000

	$351,293,000	$390,225,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$9,688,000	$19,948,000
Accrued expenses and other current liabilities	8,196,000	20,870,000

Total current liabilities	17,884,000	40,818,000
Deferred income taxes and other long-term liabilities	6,901,000	7,920,000
Shareholders' equity	326,508,000	341,487,000

	$351,293,000	$390,225,000

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	October 26, 2001	October 27, 2000	October 26, 2001	October 27, 2000
Net sales	$52,472,000	$78,838,000	$171,786,000	$198,442,000
Cost of sales	45,111,000	56,281,000	153,381,000	143,658,000

Gross profit	7,361,000	22,557,000	18,405,000	54,784,000
Operating expenses:
Selling, general and administrative	12,919,000	12,548,000	37,413,000	32,784,000
Research and development	6,493,000	4,785,000	19,241,000	13,309,000

Total operating expenses	19,412,000	17,333,000	56,654,000	46,093,000

Income (loss) from operations	(12,051,000)	5,224,000	(38,249,000)	8,691,000
Write down of investment	—	—	(9,400,000)	—
Gain on sale of subsidiary	—	—	7,614,000	—
Interest income and other, net	1,010,000	2,638,000	4,467,000	6,909,000

Income (loss) before provision (credit) for income taxes	(11,041,000)	7,862,000	(35,568,000)	15,600,000
Provision (credit) for income taxes	(4,796,000)	2,863,000	(13,900,000)	6,033,000

Net income (loss)	$(6,245,000)	$4,999,000	$(21,668,000)	$9,567,000

Earnings (loss) per share:
Basic	$(0.14)	$0.11	$(0.48)	$0.22

Diluted	$(0.14)	$0.11	$(0.48)	$0.21

Shares used in computing earnings (loss) per share:
Basic	44,980,000	44,322,000	44,834,000	43,043,000

Diluted	44,980,000	46,636,000	44,834,000	45,379,000

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	October 26, 2001	October 27, 2000
OPERATING ACTIVITIES
Net income (loss)	$(21,668,000)	$9,567,000
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	14,912,000	11,362,000
Write down of investment	9,400,000	—
Gain on sale of subsidiary	(7,614,000)	—
Changes in operating assets and liabilities:
Accounts receivable	17,263,000	(12,459,000)
Inventories	9,075,000	(14,878,000)
Prepaid expenses and other current assets	(1,392,000)	(1,853,000)
Accounts payable	(10,805,000)	8,470,000
Accrued expenses, deferred income taxes and other long-term liabilities	(15,628,000)	12,029,000

Net cash (used) provided by operating activities	(6,457,000)	12,238,000
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16,037,000)	(24,027,000)
Payment for acquisitions, net of cash acquired	(27,944,000)	—
Proceeds from sale of subsidiary	13,782,000	—
Other assets	3,467,000	(15,982,000)

Net cash used by investing activities	(26,732,000)	(40,009,000)
FINANCING ACTIVITIES
Repayments on credit facilities and long-term debt	(2,204,000)	(5,277,000)
Proceeds from sale of common stock	2,550,000	135,243,000

Net cash (used) provided by financing activities	346,000	129,966,000
Effect of exchange rate changes on cash	—	(247,000)

Increase (decrease) in cash and cash equivalents	(32,843,000)	101,948,000
Cash and cash equivalents at beginning of period	138,526,000	34,836,000

Cash and cash equivalents at end of period	$105,683,000	$136,784,000

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Quarterly Financial Statements

    The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2001, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of October 26, 2001, and the results of its operations for the three and nine month periods ended October 26, 2001, and October 27, 2000. The results of operations for the interim period ended October 26, 2001, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

	Three months ended		Nine months ended
	October 26, 2001	October 27, 2000	October 26, 2001	October 27, 2000
Weighted average common shares Outstanding used in basic earnings per share calculation	44,980,000	44,322,000	44,834,000	43,043,000
Effect of dilutive stock options	—	2,314,000	—	2,336,000
Shares used in diluted Earnings per share calculation	44,980,000	46,636,000	44,834,000	45,379,000

    Dilutive securities may include options, warrants, and preferred stock, as if converted, and restricted stock subject to vesting. Potentially dilutive securities (consisting of stock options) totaling 591,000 and 608,000 shares for the three and nine months ended October 26, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3.  Inventories

    Inventories consist of the following:

	October 26, 2001	January 31, 2001
Raw materials	$34,550,000	$35,227,000
Work in progress	13,410,000	23,639,000

	$47,960,000	$58,866,000

    Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,175,000 and $1,897,000 at October 26, 2001, and January 31, 2001, respectively. REMEC had a reserve for obsolete and unusable inventory of $17,285,000 and $9,963,000 as of October 26, 2001, and January 31, 2001, respectively.

4.  Comprehensive Income (Loss)

    Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

    The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended
	October 26, 2001	October 27, 2000	October 26, 2001	October 27, 2000
Net income (loss)	$(6,245,000)	$4,999,000	$(21,668,000)	$9,567,000
Change in net unrealized loss on investment	—	—	3,665,000
Foreign currency translation adjustment	95,000	(272,000)	475,000	(980,000)

Comprehensive income (loss)	$(6,150,000)	$4,727,000	$(17,528,000)	$8,587,000

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

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of PMC and the disposition of Humphrey, Inc. had occurred on February 1, 2000. The pro forma condensed consolidated results of operations would be as follows:

	Nine months ended
	October 26, 2001	October 27, 2000
Total revenue	$171,437,000	$195,204,000
Net income (loss)	$(21,856,000)	$7,670,000
Income (loss) per share:
Basic	$(.49)	$.18
Diluted	$(.49)	$.17

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

6.  Information by Segment

    During fiscal 2001, the Company realigned its operating structure into four distinct reportable segments, Broadband Wireless, Mobile Wireless, Defense Products and Manufacturing. The Company's new reportable segments have been determined based on the nature of the products offered to customers or the nature of their function within the organization. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in REMEC's Annual Report on Form 10-K. Although the Company had previously operated in one reportable segment, prior period operating results have been presented on a similar segmented basis for comparison purposes. Additionally, commencing with February 1, 2001, the operating results of the filter products business line of our REMEC Wireless subsidiary have been incorporated in the Mobile Wireless Group.

  Information by Segment Data—Continued

    The components of segment data are as follows:

	Three months ended		Nine months ended
	October 26, 2001	October 27, 2000	October 26, 2001	October 27, 2000
Net sales:
Broadband Wireless	$10,894,000	$28,168,000	$46,351,000	$78,045,000
Mobile Wireless	18,073,000	20,223,000	55,702,000	50,494,000
Defense Products	15,940,000	17,400,000	46,621,000	50,331,000
Manufacturing	14,436,000	14,573,000	49,217,000	38,711,000
All other	2,749,000	13,172,000	10,102,000	22,049,000
Intersegment revenues	(9,620,000)	(14,698,000)	(36,207,000)	(41,188,000)

Consolidated net sales	$52,472,000	$78,838,000	$171,786,000	$198,442,000

Income (loss) from operations:
Broadband Wireless	$(4,541,000)	$(1,160,000)	$(12,133,000)	$(1,953,000)
Mobile Wireless	(3,779,000)	960,000	(17,350,000)	(1,184,000)
Defense Products	1,105,000	1,482,000	2,992,000	5,120,000
Manufacturing	(731,000)	769,000	(921,000)	3,568,000
All other	(4,105,000)	3,173,000	(10,837,000)	3,140,000

Consolidated income (loss) from operations	$(12,051,000)	$5,224,000	$(38,249,000)	$8,691,000

Depreciation and amortization:
Broadband Wireless	$1,243,000	$1,452,000	$3,670,000	$4,088,000
Mobile Wireless	750,000	491,000	2,099,000	1,543,000
Defense Products	675,000	728,000	2,111,000	2,164,000
Manufacturing	1,175,000	460,000	3,299,000	1,337,000
All other	1,257,000	869,000	3,733,000	2,230,000

Consolidated depreciation and amortization	$5,100,000	$4,000,000	$14,912,000	$11,362,000

	October 26, 2001	January 31, 2001
Identifiable assets:
Broadband Wireless	$41,373,000	$61,390,000
Mobile Wireless	49,824,000	51,874,000
Defense Products	30,421,000	35,492,000
Manufacturing	59,003,000	37,238,000
All other assets	170,672,000	204,231,000

Consolidated identifiable assets	$351,293,000	$390,225,000

7.  Recently Issued Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 137. "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The statement defers for one year the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The FASB issued SFAS No. 133 in June 1998, which established accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. As of October 26, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. The adoption of SFAS No.'s 137 and 133 did not have any significant impact on the financial position or results of operations of REMEC.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141. Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective February 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective February 1, 2002 will have on its results of operations and financial position.

8.  Subsequent Event

    Subsequent to October 26, 2001, REMEC acquired ADC Mersun OY ("Solitra") in Oulu, Finland in exchange for cash consideration of $50.1 million.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Our business is divided into four groups: Broadband Wireless, Mobile Wireless, Defense Products and Manufacturing.

    The Broadband Wireless Group develops and manufactures microwave products for fixed access wireless communications equipment integrated into wireless networks for high speed voice, video, data and internet services and includes our subsidiaries, REMEC Magnum, REMEC Wireless, Multipoint Radio, Inc ("MRI") (acquired in June 2001) and REMEC CSH. The Mobile Wireless Group develops and manufactures integrated RF products that improve the performance and cost effectiveness of mobile wireless communications equipment. The subsidiaries within this group include REMEC Airtech, REMEC WACOM and REMEC Q-bit. The Defense Products Group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. This group currently consists only of REMEC Microwave. The Manufacturing Group provides high volume production of microwave products, including test and critical hybrid circuits, primarily to the other product groups. Subsidiaries or divisions within this group include REMEC Veritek, REMEC Costa Rica, Pacific Microwave Corporation and the REMEC Metal Fabrication Center. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communication systems. Additionally, commencing with February 1, 2001, the operating results of the filter products business line of our REMEC Wireless subsidiary have been incorporated in the Mobile Wireless Group.

  Results of Operations as a Percentage of Net Sales

    The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

	Three months ended		Nine months ended
	October 26, 2001	October 27, 2000	October 26, 2001	October 27, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	71.4	89.3	72.4

Gross profit	14.0	28.6	10.7	27.6
Operating expenses:
Selling, general & administrative	24.6	15.9	21.8	16.5
Research and development	12.4	6.1	11.2	6.7

Total operating expenses	37.0	22.0	33.0	23.2

Income (loss) from operations	(23.0)	6.6	(22.3)	4.4
Write down of investment	—	—	(5.5)	—
Gain on sale of subsidiary	—	—	4.4	—
Interest income and other, net	2.0	3.3	2.7	3.4

Income (loss) before income taxes	(21.0)	9.9	(20.7)	7.8
Provision (credit) for income taxes	(9.1)	3.6	(8.1)	3.0

Net income (loss)	(11.9)%	6.3%	(12.6)%	4.8%

  Results of Operations

    Net Sales and Gross Profit.  Net sales were $52.5 million and $171.8 million for the three and nine months ended October 26, 2001, respectively. Sales for the third quarter of fiscal 2002 declined $26.4 million, or 33.4%, from their level during the comparable prior year period primarily as a result of decreased demand from the telecommunications equipment sector. Additionally, the sale of our Humphrey subsidiary in February 2001 resulted in a reduction of defense products sales (Humphrey contributed sales of $3.4 million during the third quarter of the prior fiscal year). The above were also primarily responsible for the $26.7 million, or 13.4%, decline in sales for the nine months ended October 26, 2001, from their year ago levels.

    Gross profit was $7.4 million and $18.4 million for the three and nine months ended October 26, 2001, respectively, representing decreases of $15.2 million (67.4%) and $36.4 million (66.4%), from the comparable prior year periods. Consolidated gross margin as a percentage of sales decreased to 14.0% and 10.7% for the three and nine months ended October 26, 2001, respectively, from 28.6% and 27.6% for the comparable prior year periods. The decline in both overall gross profits and gross margins as a percentage of sales during the third quarter reflects the negative impact on overhead absorption resulting from declining production volume. Declining production volume and a $7.8 million increase in our reserves for potential inventory obsolescence were primarily responsible for the decline in gross margins on a year to date basis.

    Results within each of our business segments were as follows (unless indicated otherwise, segment sales figures include intersegment revenues):

    Broadband Wireless Group.  Sales were $10.9 million and $46.4 million for the three and nine months ended October 26, 2001, representing decreases of $17.3 million (61.3%) and $31.7 million (40.6%), respectively, from the comparable prior year periods. Effective February 1, 2001, the operating results of the filter products business of REMEC Wireless have been incorporated into the results of the Mobile Wireless segment. Filter product sales amounted to approximately $12.3 million in the current fiscal year and the removal of filter product sales from the group and the overall decline in industry demand for radio products account for the majority of the sales decrease for this segment. Gross margin as a percentage of sales decreased to (8.8%) and 7.3% for the three and nine months ended October 26, 2001, respectively, from 20.7% and 22.4% during the comparable prior year periods. As discussed above, the decline in gross margins reflects the negative impact on overhead absorption associated with reduced production volumes. Year to date margins have been adversely affected by both the negative impact of declining production volume and charges of approximately $2.5 million related to increasing our reserves for potential inventory obsolescence.

    Mobile Wireless Group.  Sales were $18.1 million and $55.7 million for the three and nine months ended October 26, 2001, respectively, as compared to sales of $20.2 and $50.5 for the comparable prior year periods. As discussed above, results for the current quarter and current fiscal year include filter products sales of $3.4 million and $12.3 million, respectively. The sales decline recorded during the third quarter reflects diminished orders for amplifier products for the mobile wireless communications market which, more than offset the additional filter products sales included in the current year results. On a year to date basis, the increased sales revenue attributable to filter product sales more than offset sales declines elsewhere. Gross margin as a percentage of sales increased to 24.6% from 20.7% for the three months ended October 26, 2001, reflecting improvements in the mix of products sold. On a year to date basis, gross margins were 2.7% as compared to 17.0% for the comparable prior year period. Year to date results reflect the impact of charges totaling approximately $5.3 million related to increasing our reserves for potential inventory obsolescence.

    Defense Products Group.  Sales were $15.9 million and $46.6 million for the three and nine months ended October 26, 2001, representing decreases of $1.5 million (8.4%) and $3.7 million (7.4%),

respectively, from the comparable prior year periods. Gross margin as a percentage of sales declined to 22.8% and 22.2% for the three and nine months ended October 26, 2001, respectively, from 26.3% and 26.7% during the comparable prior year periods. The decrease in sales revenues and the decline in our gross margins as a percentage of sales reflect the absence of our Humphrey subsidiary, which as discussed above, was sold during February 2001.

    Manufacturing Group.  Sales to external customers were $8.1 million and $24.9 million for the three and nine months ended October 26, 2001, representing increases of $3.0 million (57.6%) and $11.0 million (79.1%), respectively, over the prior year periods. The increase in sales is primarily due to approximately $3.0 million of current fiscal year sales from Pacific Microwave Corporation and an increase in demand for consignment and turnkey-manufacturing services from the remainder of the Manufacturing Group. Pacific Microwave Corporation was acquired during the first quarter of fiscal 2002 and, as such, the prior year results do not include any sales from this unit. Gross margin as a percentage of sales decreased to 3.6% and 7.7% for the three and nine months ended October 26, 2001, respectively, from 11.1% and 11.4% during the comparable prior year periods. The decline in gross margin is a result of the change in the mix of products sold by the Group. The company has reduced its manufacturing labor costs at its foreign facilities to address the continuing decline in intersegment sales which has resulted from falling demand from our commercial products groups. We anticipate that such measures will result in more cost efficient operations in the future.

    Other Sales.  Other sales were $2.7 million and $10.1 million for the three and nine months October 26, 2001, representing decreases of $10.4 million (79.1%) and $12.0 million (54.2%), respectively, from the comparable prior year periods. The decline in Other Sales is primarily a result of decreased demand for microwave modules for the fiber optic market. Gross margin as a percentage of sales decreased to a negative 10.1% and 4.0% for the three and nine months ended October 26, 2001, respectively, as a result of the negative impact on overhead absorption as a result of declining sales volume.

    Selling, General and Administrative Expenses ("SG&A").  Selling, general and administrative expenses were $12.9 million and $37.4 million for the three and nine months ended October 26, 2001, respectively, as compared to $12.5 million and $32.8 million during the comparable prior year periods. The increase in SG&A is primarily attributable to a combination of factors: An increase in payroll and employment benefits related costs, additional costs arising at Pacific Microwave Corporation, including goodwill amortization costs of approximately $1.2 million, and non-recurring expenditures of approximately $.4 million related to improvements in REMEC's financial reporting and budgeting systems. SG&A expenses as a percentage of sales increased to 24.6% and 21.8% (from 15.9% and 16.5%) for the three and nine months ended October 26, 2001, respectively, primarily as a result of the significant decline in REMEC's sales revenues.

    Research and Development Expenses.  Research and development expenses were $6.5 million and $19.2 million for the three and nine months ended October 26, 2001, respectively, as compared to $4.8 million and $13.3 million during the comparable prior year periods. As a percentage of net sales, research and development expenses increased to 12.4% and 11.2% (from 6.1% and 6.7%) for the three and nine months ended October 26, 2001, respectively. These expenditures are almost entirely attributable to our Broadband Wireless and Mobile Wireless Groups and reflect increased activity associated with new wireless communications product development. The year to date results also reflects charges totaling approximately $2.0 million recorded in connection with acquisitions.

    Write down of Investment.  During the first quarter of fiscal 2002, the Company recorded a $9.4 million charge to operations representing the write down of its investment in Allgon AB common stock, which had been acquired in conjunction with the proposed merger with Allgon. The carrying value of these shares was written down to its market value at the end of the first quarter. Subsequent increases and decreases are being recorded as unrealized gains and losses in other comprehensive income.

    Gain on Sale of Subsidiary.  REMEC's results of operations for the first quarter of fiscal 2002 include the gain from the sale of our Humphrey, Inc. subsidiary.

    Interest Income and other, net.  Interest income and other, net was $1.0 million and $4.5 million for the three and nine months ended October 26, 2001, respectively, as compared to $2.6 million and $6.9 million during the comparable prior year periods. The decrease in interest income was due to the combination of both a decline in the amount of surplus funds available for investment and a reduction of the yields from our investments as short term interest rates declined during the course of the current fiscal year.

    Provision (Benefit) for Income Taxes.  The Company recorded a benefit for income taxes of $13.9 million for the nine months ended October 26, 2001, as compared to income tax expense of $6.0 million in the comparable prior year period. The credit for income taxes recorded during the current fiscal year reflects the recognition of the tax benefit associated with the Company's domestic net operating losses.

Liquidity and capital resources

    At October 26, 2001, REMEC had $188.3 million of working capital, which included cash and cash equivalents totaling $105.7 million. REMEC also has a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate (LIBOR). This credit facility terminates on July 1, 2002. As of October 26, 2001, there were no borrowings outstanding under this credit facility.

    During the nine months ended October 26, 2001, operations used cash of approximately $6.5 million. The negative operating cash flow during this period was principally the result of the Company's $5.0 million loss (net of $16.7 million of non-cash adjustments) and cash used to fund working capital requirements.

    During the nine months ended October 26, 2001, $26.7 million was used in investing activities consisting of $16.0 million in capital expenditures and a net cash outflow of approximately $14.2 million resulting from separate transactions involving the purchases of PMC (a privately held microwave electronics manufacturing company located in the Philippines) and MRI (a privately held millimeter wave radio technology company located in Sacramento, California), and from the sale of the operating assets and operations of the Company's Humphrey, Inc. subsidiary.

    Financing activities during the nine-month period ended October 26, 2001, consisted of the repayment of bank and other debts totaling $2.2 million assumed in the acquisition of PMC and the proceeds of $2.6 million arising from the issuance of common stock by the company under its Employee Stock Purchase Plan and from stock option exercises.

    Subsequent to October 26, 2001, REMEC acquired ADC Mersum OY ("Solitra") in Oulu, Finland in exchange for cash consideration of $50.1 million.

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

    REMEC believes that the lawsuit is without merit and has been defending against it vigorously through a motion to dismiss and otherwise. On October 31, 2001, the Court granted REMEC's motion to dismiss the complaint, but gave the plaintiffs the opportunity to file an amended complaint. On December 7, 2001, at the parties' request, the Court signed an Order dismissing the case in its entirety with prejudice.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

    Interest Rate Risk.  REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit. At October 26, 2001, REMEC had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on its debt. REMEC will also be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially affect the fair value of these securities at October 26, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)
There were no exhibits attached herewith:

(b)
There were no reports on Form 8-K filed by the registrant during the quarter ended October 26, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc. (Registrant)
By:	/s/ Ronald E. Ragland Ronald E. Ragland Chairman and Chief Executive Officer
By:	/s/ David L. Morash David L. Morash Chief Financial and Accounting Officer
Date:	December 11, 2001

QuickLinks

REMEC, Inc. Form 10-Q For The Quarterly Period Ended October 26, 2001
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