Form 10-K
period 2002-01-31
REMEC INC
filed 2002-04-30
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          to                         .

COMMISSION FILE NUMBER 0-27414

REMEC, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-3814301 (I.R.S. EMPLOYER IDENTIFICATION NO.)
3790 VIA DE LA VALLE, SUITE 311 DEL MAR, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92014 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 505-3713

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.01 PAR VALUE
(TITLE OF CLASS)

        Indicate by check mark whether REMEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that REMEC was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

        The aggregate market value of the voting stock held by non-affiliates of REMEC on March 28, 2002 was approximately $391,328,000 based on the last reported sale price on the Nasdaq National Market of $9.25 per share of such stock on March 28, 2002.

        The number of outstanding shares of Registrant's Common Stock as of March 28, 2002 was 45,212,418.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for REMEC's Annual Meeting of Shareholders expected to be held on June 14, 2002, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

REMEC, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 31, 2002

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

ITEM 1.    BUSINESS

INTRODUCTION

        REMEC designs and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks. Our products are designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also develop and manufacture highly sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, satellites, missile systems and smart weapons. We manufacture products that operate at the full range of frequencies currently used in wireless communications transmission, including at radio frequencies, or "RF," microwave frequencies and millimeter wave frequencies. By offering products that cover the entire frequency spectrum for wireless communications, we are able to address opportunities in the worldwide mobile wireless communications market as well as the global fixed access broadband wireless market.

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

        Demand For High Speed Internet Access And Other Data Services Increases The Need For Broadband Access.    Consumers around the world are using the Internet for an ever-increasing range of purposes, including email, high quality audio, streaming video and other multimedia services. Businesses are also using the Internet to enhance their reach to both residential and business consumers with applications such as electronic commerce, global marketing, customer support, web hosting, order fulfillment and supply management. The Internet also permits access to corporate data networks, including intranets and extranets, facilitating communication among corporate sites or with telecommuters or traveling employees. This increased usage requires an expanded capacity for the quick and reliable transmission of voice, video and data, which can be accomplished through broadband access.

        Advances In Mobile Wireless Communications Network Technology Will Require Additional Wireless Infrastructure Equipment.    The capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and level of service demands, service providers are expanding their current infrastructure and also are implementing new wireless technologies, such as third generation, or "3G," networks. The level of technology advancement used in wireless mobile networks is generally grouped into the following three categories:

  •
  First generation, or "1G," networks. These mobile networks feature analog technology that provides voice and low speed data services.

  •
  Second generation, or "2G," networks. Second generation cellular networks feature digital technology, including personal communication services ("PCS"). Digital technology provides network service providers and subscribers with advantages over analog technology, including increased system capacity, secure voice communications, short messaging service and other enhanced services. This technology can be implemented with new infrastructure or as an expansion of existing 1G networks.

  •
  Third generation, or "3G," networks. Third generation cellular networks feature increased capacity and data speeds that permit wireless transmission of integrated voice, video and data traffic. This technology will eventually be implemented with new infrastructure. Intermediate solutions use some of this technology as an overlay to existing 2G networks, often referred to as 2.5G. Network services providers have upgraded to 2.5G networks in Japan and are currently upgrading networks in various European countries, the U.S. and in Asia. Service providers are anticipated to begin installing new 3G networks over the next few years as regulatory agencies around the world continue to license the frequency bands for this digital technology. Licenses to use this frequency band have been awarded in Japan and various European and Asian countries, with the U.S. following over the next several years. Japan is currently installing 3G networks with operations beginning this year. Europe will start operations next year.

        Copper Wire, Cable and Fiber Optic Broadband Access Is Costly To Deploy and Has Other Limitations.    Applications requiring high capacity data transmission or high speed Internet access traditionally have been satisfied through deployment of broadband last mile connections consisting of enhanced copper wire called digital subscriber lines, or "DSL," coaxial cable and fiber optic cable, each of which is described below:

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

        In order to add capacity, these land line networks currently require right of way access and a labor-intensive process of physically laying wires or cables in order to connect consumers to the network backbone. As a result of the difficulties in deploying additional wires or cables, increased demand for communication access may create a "last mile bottleneck" between subscribers and the backbone of these land line networks.

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

  •
  Satellite-to-multipoint wireless. The current generations of satellite-based multipoint systems are implemented with networks using very small aperture terminals, or VSATs. These networks are deployed for a wide range of business data applications such as point-of-sale transactions and inventory management. Recently, VSAT networks have been adapted for cost effective use in rural telephony applications, primarily in countries that do not have fully developed land-line telephone networks. Recent advances in satellite digital processing and component and device technology, based on a newly licensed frequency spectrum called the Ka band, are being used in the development of broadband satellite networks such as Teledesic and Hughes Spaceway. These next generation satellite networks are designed to provide broadband access to residential and business users for applications such as high-speed Internet access, videoconferencing and other data rich applications.

        Frequency Allocations By The FCC And International Agencies May Lead To Wireless Infrastructure Expansion.    In response to the increasing demand for wireless communications services, regulatory bodies like the Federal Communications Commission ("FCC") and other international agencies continue to allocate new frequency spectrum. For example, the FCC has licensed several frequency bands, including bands for local multipoint distribution systems, or "LMDS," and multichannel multipoint distribution systems, or "MMDS," for two-way broadband wireless data services. During 2000 the FCC also allocated additional spectrum through auctions, which can be used by high-speed data transmission service providers. It is anticipated that these frequencies will be used to deliver fixed wireless Internet access to business and residential customers. To take advantage of these licenses, network operators must deploy new infrastructures specific to the licensed frequency band. Each frequency band requires unique transmission equipment designed to work with the technical requirements of the particular band. Thus, as additional frequencies are allocated by regulatory agencies around the world, wireless infrastructure equipment must be deployed to commercialize these licenses.

        Wireless Infrastructure OEMS Rely On Subsystem Providers.    In order to meet the demand for mobile wireless and fixed access broadband wireless services, service providers are turning to systems integrators or original equipment manufactures ("OEMs") to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In addition, OEMs are looking to outsource the design and manufacture of highly integrated, reliable subsystems in a cost effective manner. This permits OEMs to accelerate their time to market and allows them to leverage their core competencies of full system design and integration. By outsourcing subsystems, OEMs promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

THE REMEC SOLUTION

        We design and manufacture high frequency subsystems and integrated components used in the transmission of voice, video and data traffic over wireless communications networks and in defense applications. We market our products to OEMs of wireless communications networks and network services providers as well as to prime contractors in the defense industry.

        We believe that our core competencies enable us to effectively address the existing and emerging opportunities in the wireless communications infrastructure equipment and defense markets. These core competencies include the following:

        Integration Expertise.    We design high performance subsystems and systems over a broad range of RF, microwave and millimeter frequencies, which require sophisticated component integration. By effectively integrating a number of required microwave functions into a single package or offering products as part of an overall system solution, we are able to:

  •
  enhance performance through optimal partitioning and implementation of functional elements;

  •
  reduce cost by minimizing "over engineering," through avoiding the use of higher performance, more costly components than are necessary in order to compensate for performance degradation resulting from inefficiencies due to combining stand alone components that are not designed to be integrated into one system;

  •
  improve performance and reduce cost through reduction in product size and parts count; and

  •
  improve performance and reduce cost through reduction in system components and increase in their integerability.

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

        Vertical Integration Of Design And Manufacturing.    Vertical integration of design and manufacturing reduces product time to market and unit costs. With vertical integration, we retain control of each step of the design and manufacturing process while minimizing the use of outside sources and subcontractors for key manufacturing processes and services. This vertical integration also improves quality control, reliability and our ability to implement volume production. We have enhanced our vertical integration capability with recent acquisitions. These acquisitions include a fixed wireless access system designer, as well as several microwave subsystem companies that provide key functional capabilities to be used in the design of our integrated subsystems.

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

        Leverage Technology Leadership.    Through nineteen years of leadership in high frequency applications in the defense and commercial industries, we believe that we have one of the most advanced portfolios of products and technologies encompassing RF, microwave and millimeter wave technologies. The skills that we developed in the defense industry and honed in the commercial wireless market have enabled us to develop solutions to achieve substantial reductions in the size and cost of wireless infrastructure equipment. We intend to continue to integrate additional functions into smaller packaging with fewer parts while meeting the reliability and performance specifications of next generation wireless infrastructure equipment.

        Continue To Develop Strong Strategic Alliances With Customers.    By forming lasting customer relationships through working closely with customers, we are better able to develop insight into their system requirements and to design specific products that meet their needs. We intend to continue to expand our key customer alliances with leading infrastructure OEMs, such as Motorola, DMC Stratex Networks and Nokia, as well as working with emerging wireless equipment suppliers. In addition, we intend to expand our participation in significant defense programs with key prime contractors, such as Raytheon, Northrop Grumman, Lockheed Martin and Boeing. We will concentrate our efforts on the commercial customers we believe will be the most successful in selling their systems to service providers that require high volume production.

        Supply Integrated Microwave Subsystems to OEMs' Worldwide Operations and Expand our International Presence.    Historically, we have been primarily a supplier to the domestic operations of OEMs. Most OEMs have a significant global presence, including operations in Europe and Asia. There is an opportunity to become the supplier for these OEMs in all of their global markets. We believe that we are one of only a few microwave subsystem and system companies that have the breadth of expertise in wireless communications technology necessary to service these OEMs' worldwide operations. With our recent acquisition of Finland-based ADC Mersum Oy ("Solitra"), we have been increasing our operations in Europe, initially focusing on the mobile wireless market. Also, with our recent acquisitions of Pacific Microwave Corporation and CWH WEIHUA Shanghai Telecommunications Ltd. ("CWH"), we have expanded our operations in Asia. We intend to expand our existing sales offices in Kuala Lumpur, Malaysia and Beijing, China to increase our sales and distribution capabilities in Asia. Additional international activities may include establishing additional design and manufacturing operations in China and entering into strategic partner relationships with local marketing or manufacturing companies in Asia and South America.

        Supply Niche Products Directly To Network Service Providers.    We intend to continue expanding our marketing efforts to sell certain niche mobile wireless products directly to network service providers. Although we do not intend to enter into direct competition with our OEM customers, there are several niche products that are not being marketed aggressively by OEMs, including base station antenna line tower top products and mobile wireless coverage distribution products. We intend to continue expanding our product portfolio and our efforts to market these products to network service providers when we can do so without competing directly with our OEM customers or enter into partnership agreements with our OEM customers to integrate our products into their system solutions. Our recent acquisition of a Distributed Antenna System product line from Repeater Technologies has added RF over fiber distribution products and technologies to this portfolio.

        Enhance High Volume Manufacturing Capability.    We intend to continue to implement process manufacturing automation and believe that our ability to develop a high level of automated product alignment and test capability will help us to further improve our cost effectiveness and time to market. We also intend to continue expanding our foreign manufacturing operations, both at our current locations such as Costa Rica and in new locations in the Philippines and China, when appropriate, in order to lower our costs or to access an available workforce. In addition, we intend to offer our manufacturing services to OEMs and subsystem and component developers or manufacturers who need high volume manufacturing of their own products either because of capacity constraints or lack of manufacturing expertise.

  Pursue Strategic Acquisitions.

        In March 2001, we announced the completion of our acquisition of Pacific Microwave Corporation ("PMC"), a privately held microwave electronics manufacturing company located in the Philippines. PMC has approximately 850 employees, including microwave engineers, technicians and assemblers. PMC specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide devices, components, subsystem and systems for broadband voice, video, and data transmission over wireless communications networks. We believe that the addition of PMC will provide an increase in our millimeter wave manufacturing capacity.

        In April 2001, we acquired the Distributed Antenna System product line from Repeater Technologies. Distributed Antenna Systems are used to enhance coverage of mobile telephone networks in buildings, tunnels, transportation terminals and other areas where outdoor radio signals do not reach. The addition of this product line strengthens the capabilities of our Mobile Wireless group, which provides a variety of in-building coverage solutions.

        In June 2001, we announced the completion of our acquisition of Multipoint Radio, Inc. ("MRI"). MRI is located in Sacramento, California, and specializes in the design and development of very low cost millimeter wave radio products for the broadband wireless transport and access markets. The addition of MRI provides a significant increase in our millimeter wave radio technology base.

        In October 2001, we announced the completion of our acquisition of Solitra from ADC Telecommunications, Inc. ("ADC"). Solitra is located in Finland and specializes in supplying RF equipment to the leading OEMs in the mobile wireless infrastructure industry. The addition of Solitra will expand our product portfolio and global footprint, and furthers our engineering expertise within products currently developed and already supplied for 2.5 G and 3G cellular systems. Solitra further expands our presence in Europe and strengthens our relationships with key strategic customers, especially those located in Scandinavia.

        In November 2001, we acquired CWH for cash consideration to be paid over a four-year term, coincident with an employment contract with CWH's principal executive. CWH is located in Shanghai, China, and is a young, high-growth, base station microwave device company serving China's mobile wireless infrastructure build-out. CWH forms the nucleus of our endeavor to rapidly enter the Chinese telecommunications marketplace, providing a base of operations for transfer of our technology and manufacturing capability for in-country and export opportunities.

        In January 2002, we announced the purchase, in a sale approved by the U.S. Bankruptcy Court, of substantially all of the assets of Spike Broadband Systems, Inc. ("Spike"). Spike had been engaged in the development, manufacture, and sale of broadband wireless communications products and services, until it filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code in November 2001. In connection with the acquisition, we entered into a contract expected to result in sales of approximately $17 million with a major European integrator for the delivery of fixed wireless broadband systems over the next three years. This contract supports the implementation of broadband voice and data services in Denmark that began in June 2001 with the delivery of the initial systems by Spike. We will also assist with overall deployment and network integration activities.

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

        Strategic Disposition.    In February 2001, we announced that we had sold the assets and operations of our Humphrey Inc. subsidiary. We expect that the sale of Humphrey, which provides precision instruments for control and measurements systems for use in defense and commercial applications, will allow us to focus on our core microwave business.

PRODUCTS

        Virtually every wireless system contains a microwave transport subsystem that performs the function of transforming modulated voice, data or video from an intermediate frequency, or "IF," signal into a microwave frequency signal for transmitting or for converting an incoming signal from microwave frequencies back into an IF modulated voice, data or video signal. A microwave transport subsystem may consist of a completely integrated unit or of several interconnected modules and single function components.

        Mobile Wireless.    We provide a full range of RF products and system solutions for use in cellular, GSM (Global Standard for Mobile), PCS (Personal Communication Services), PCN (Personal Communication Network) and UMTS (Universal Mobile Telecommunications System) infrastructure networks. Our products include Base Station Equipment, Antenna Line Products, and Coverage Distribution Systems. REMEC Products are designed to improve the capacity, coverage, efficiency, quality and reliability of today's mobile infrastructure equipment and wireless networks. Our broad range of products and technologies in a number of markets, combined with our ability to provide integrated solutions, have given us the ability to provide our customers a unique competitive advantage.

  •
  Base Station Equipment. These products include Low Noise Amplifiers, Driver Amplifiers, Power Amplifiers (single and multi-carrier); Bandpass Filters; Delay Filters; Duplexers; Combiners; Integrated Duplexer/Amplifier/Combiner Subsystems; Transceivers; Up/Down converters; and Complete Integrated RF Subsystems. Our integrated RF Subsystem Solutions provide a distinct competitive advantage in size, performance and cost.

  •
  Antenna Line Products. The following products are offered for use in both end user networks and custom OEM solutions: Interference Rejection Filters, Band Specific (Rx/Tx) Duplexers, Multi-Band Duplexers and Triplexers for co-siting applications, and Tower Mounted Amplifiers and Tower Mounted Boosters to provide coverage enhancement and extension, all qualified to IP-68 environmental requirements. Our innovative approach has led to the industry leading Antenna Line Protocol (ALP™) for integration, monitoring and control of antenna line systems, including electronically tiltable antennas. The tower-mounted products eliminate the cable loss between the Base Transceiver Station ("BTS") radio at the bottom of the tower and the antenna at the top of the tower by filtering and amplifying the transmit/receive signals directly at the tower top. These tower mounted RF heads may extend coverage by up to 30% to 40%. As fully integrated RF "front ends," these products provide the circuitry of the radio that enables signals to be transmitted and received at RF frequencies and that can be used as the front end of low power transceiver units. Active antenna and remote RF head products that allow IF, RF, microwave or fiber optic backhaul are currently being developed to provide levels of integration similar to that of the fixed wireless access.

  •
  Coverage Distribution Systems. The Mobile Access product line is a comprehensive portfolio of Distributed Antenna Systems, employing various technologies, including RF over Fiber, Active Coax and Passive Coax systems. In addition to in-building and tunnel coverage, we also provide solutions for dense urban coverage in cities utilizing BTS hotels serving remote antenna sites many miles away via fiber optic links. Full turnkey solutions are provided through a network of design, installation and commissioning partners.

        Point-To-Point Broadband Wireless Products.    We develop and supply high (OC-3) and medium (Tl to DS3) capacity point-to-point wireless transport equipment deployed by network operators for backhaul of a variety of communications traffic. Our products are utilized in systems that provide a cost effective approach to data transport where land line access to T1 lines or fiber optic cable is not deployed or otherwise unavailable. For this market, we manufacture microwave transport subsystems, including radios, outdoor units, or "ODUs," as well as individual microwave modules, including antennas, diplexers, transceivers, synthesizers and power supplies, that provide microwave transport functionality. As the market has become more horizontally segmented, there has been a significant trend towards outsourcing the entire ODU, which allows our OEM customers to focus on system engineering and network software. Using our broad microwave engineering capabilities, we have been able to supply complete microwave transport subsystems, which aids our customers in achieving their cost reduction and time to market objectives. Our selling prices for point-to-point broadband wireless subsystems and components range from approximately $80 to $10,000.

        Point-To-Multipoint Broadband Wireless Products.    For this market, we manufacture microwave transport subsystems, such as radios, customer premises equipment and coverage enhancement products, as well as the individual microwave modules that provide the microwave transport functionality. These modules include antennas, diplexers, transceivers, synthesizers and power supplies. Network systems integrators in this market typically outsource the entire radio and, in many cases, the entire customer premises equipment. This outsourcing allows these integrators to focus on their core competencies of system engineering and network architecture. Our network service provider customers in this market typically require specialized solutions to network-wide functional needs. An example is our coverage enhancement product used in LMDS to solve line-of-sight obstructions between base stations and potential customer sites, which frequently impair transmission performance of our customers' LMDS networks. Our selling prices for point-to-multipoint subsystems and components range from approximately $300 to $2,500.

        Point-To-Multipoint Broadband Access Systems.    LMDS networks deliver large, enterprise scaled data using REMEC transport equipment. REMEC services the "last mile," bringing internet access and phone connections to small and medium businesses, home offices, and residences by providing an end-to-end, ethernet-to-ethernet connectivity with a complete fixed wireless access system. The systems consist of base-stations transmitting and receiving data in a point-to-multipoint environment to small, highly integrated transceiver/modems at the customer locations. REMEC manufactures the RF and digital equipment for these systems and creates and maintains the operating software, including a sophisticated management system. REMEC also offers support and upgrade services for the customers which are OEMs, telecommunications service providers, system integrators, and wireless internet providers. Our selling prices range from approximately $450 to $200,000 per unit.

        Satellite-To-Multipoint Broadband Products.    Like the point-to-point and point-to-multipoint markets, we have focused our VSAT and broadband satellite business on ODU and customer premises equipment. We also provide microwave modules such as power amplifiers to ODU integrators. Our satellite-to-multipoint subsystems and components sell for less than $1,000.

        Defense Products.    We focus our efforts in the defense electronics industry on providing RF and microwave products for electronic warfare, radar and communication systems. We are designing these products into integrated subsystems for defense programs which we believe have the highest probability of follow-on production. Our products are integrated into various defense tactical aircraft, satellites, missile systems and smart weapons that comprise the majority of high priority platforms of our customers. The systems, subsystems and integrated components are comprised of specialized combinations of components that perform a variety of microwave functions, including filters, couplers, power divider switches, amplifiers, VCOs, mixers and multipliers, among others. Defense industry programs for which we provide subsystems and integrated components include the following:

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

CUSTOMERS

        We derive significant revenues from a limited group of customers. For the fiscal year ended January 31, 2002, our top ten customers comprised approximately 60% of revenues, with no customer accounting for more than 10% of total fiscal 2002 revenues. We anticipate that we will continue to derive significant revenues from sales to a relatively small group of customers. If any of these customers cancels, reduces or delays orders or product estimates given to us or shipments on account of their manufacturing or supply difficulties, financial difficulties or reduction in demand for their systems and products or otherwise, our revenues would be significantly reduced.

        We sell our commercial wireless communications products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. Our customers for commercial wireless subsystems include the following:

• Alcatel	• Motorola
• AT&T Wireless/Cingular/Sprint PCS	• Nokia
• DMC Stratex Networks	• Nortel Networks
• Lucent Technologies	• Siemens

        We also sell our wireless communications equipment to the major U.S. defense prime contractors for integration into larger systems. Our customers for defense products include the following:

• BAE Systems	• Northrop Grumman
• Boeing	• Raytheon
• L3 Communications	• TRW
• Lockheed Martin

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

        We are expanding our international sales presence in Europe and Asia. Sales to customers residing outside of the U.S. represented 24%, 27% and 19% of net sales in fiscal years ended January 31, 2002, 2001 and 2000, respectively. Our international sales do not include products sold to foreign end users by our domestic customers.

PRODUCT AND MANUFACTURING GROUPS

        Our business is divided into four groups: Broadband Wireless, Mobile Wireless, Defense and Space and Global Manufacturing.

        The Broadband Wireless group develops and manufactures fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services. These services may be offered by communications services providers to business and residential customers through various distribution systems, including local multipoint distribution systems, or "LMDS," multichannel multipoint distribution systems, or "MMDS," and satellite systems. The products produced by members of this group include high capacity point-to-point and point-to-multipoint radios, system enhancing microwave repeaters, fixed wireless access systems and low cost satellite ground systems.

        The Mobile Wireless group develops and manufactures highly integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment and networks. The products produced by this group are provided to worldwide OEMs and service providers and include tower mounted amplifiers and boosters, high power and low noise amplifiers, as well as integrated filtering and combining systems and coverage distribution (distributed antenna) systems.

        The Defense and Space group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. After the sale of the Humphrey operations, this group consists of REMEC Microwave whose products range from critical components and integrated modules to advanced integrated microwave assemblies for radar, missiles, electronic warfare and communication/navigation systems.

        The Global Manufacturing group provides high volume production of microwave products, including test and critical hybrid circuits, to the other product groups. Facilities within this group include a microwave adept automated surface mount assembly facility operation in Escondido, California, a sophisticated metal fabrication design and volume production facility in Poway, California, and REMEC Manufacturing Philippines, Inc. (formerly Pacific Microwave Corporation), a specialized facility for the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide products. In addition, REMEC Costa Rica has high volume manufacturing facilities. Members of the product groups also have manufacturing facilities.

        Not included in the above groups are Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communications systems, and certain non-operating subsidiaries of REMEC.

        Financial information regarding our business segments may be found in Note 9 to the audited Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

MANUFACTURING

        With the precise specifications required by our customers, we believe that process expertise and discipline are key elements of successful high volume production of wireless subsystems. We assemble, test, package and ship products at our manufacturing facilities located in the following cities:

  •
  San Diego, Poway, Escondido, Sacramento and Milpitas, California;

  •
  Palm Bay, Florida;

  •
  Toronto, Canada;

  •
  San Jose, Costa Rica;

  •
  Tijuana, Mexico;

  •
  Aylesbury, United Kingdom;

  •
  Laguna, Philippines;

  •
  Shanghai, China; and

  •
  Oulu, Finland.

        Since inception, we have been manufacturing products for defense programs in compliance with the stringent MIL-Q-9858 specifications. We received ISO-9001 certification from the Defense Supply Center Columbus ("DSCC") for our facilities at REMEC Microwave. Other REMEC facilities that are ISO-9001 qualified include REMEC Wireless and REMEC Airtech. In addition, facilities at Escondido, REMEC Mexico and REMEC Costa Rica are ISO-9002 qualified. ISO-9001 and ISO-9002 are standards established by the International Organization for Standardization that provide a methodology by which manufacturers can obtain quality certification. To assure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, we seek to achieve vertical integration in the manufacturing process wherever appropriate.

        Historically, the volume of our production requirements in the defense markets was not sufficient to justify the widespread implementation of automated manufacturing processes. As a result of expected growth in our commercial wireless business, we are significantly increasing our manufacturing capacity. Accordingly, we have introduced automated manufacturing techniques for product assembly and testing and anticipate significant capital expenditures for this purpose in the future. We also intend to integrate vertically our production where appropriate, in order to condense complex assembly and test processes in focused factories. This will allow cost benefits through tight control of yields and value added at every step in the production process, especially in microwave product areas today dispersed across complex supply chains.

        We attempt to utilize standard parts and components that are available from multiple vendors. However, certain components used in our products are currently available only from single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. REMEC Veritek, now a part of the Global Manufacturing group, provides surface mount capabilities and expertise. We also rely on contract manufacturers for circuit board assembly. We generally order components and circuit boards from our suppliers and contract manufacturers by purchase order on an as needed basis.

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

RESEARCH AND DEVELOPMENT

        Our core competencies, including our emphasis on concurrent engineering, rely heavily on our research and development capabilities. These capabilities, including our breadth of engineering skills, have allowed us to develop products that operate at the full range of existing frequencies used in commercial wireless communications. Research and development expenses for the fiscal years ended January 31, 2002, 2001 and 2000 were approximately $34.3 million, $19.0 million and $14.0 million, respectively. We expect that as our commercial business expands, research and development expenses will increase in amount and as a percentage of sales. Our research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer's order and, accordingly, are included in cost of sales and the related funding in net sales. We believe that to remain competitive in the future we will need to invest significant financial resources in research and development.

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

INTELLECTUAL PROPERTY

        In the acquisition of Solitra in October 31, 2001, we acquired patents and patent applications related to Solitra's RF filtration equipment. In addition, ADC and Solitra entered into a License Agreement pursuant to which ADC granted a license to certain of its patents to Solitra and Solitra granted a license to certain of its patents to ADC and its subsidiaries. In January 2002, we purchased substantially all of the intellectual property of Spike, including patents and patent applications for inventions enabling telecommunications service providers to deliver high-speed voice and data over fixed wireless access systems. We believe these patents are important to our success as a supplier of RF equipment and fixed wireless access systems, and that they enhance our competitive position.

        In order to protect our intellectual property rights, we rely on a combination of patents, trade secrets, copyrights and trademarks and employee and third party nondisclosure agreements. We also limit access to and distribution of proprietary information. The steps that we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing similar technology. Furthermore, in the future, third parties may assert infringement claims against us or with respect to our products. As to some of our products, we have agreed to indemnify our customers against possible claims by third parties that the products infringe their intellectual property rights. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources. If a third party was successful in a claim that one of our products infringed that third party's proprietary rights, we may have to pay substantial royalties or damages or remove that product from the marketplace. We might also have to expend substantial financial and engineering resources in order to modify the product so that it would no longer infringe on those proprietary rights.

EMPLOYEES

        As of January 31, 2002, we had a total of 3,294 employees, including 2,026 in manufacturing and operations, 455 in research, development and engineering, 159 in quality assurance, 59 in sales and marketing, and 291 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees. We consider our employee relations to be good.

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

        The terrorist attack in 2001, current conflicts in the Middle-East and the potential for future terrorist attacks has created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the terrorist attacks in 2001. The long-term effects of these economic and political uncertainties on our business and the global economy remain unknown.

Operating in the commercial wireless communications industry carries certain risks.

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

        In the past, California has experienced shortages of electrical power and other energy sources, and we anticipate that this situation could continue in the near future. This condition has periodically resulted in rolling brown-outs, or the temporary and generally unannounced loss of the primary electrical power source. Our facilities in San Diego, Poway, Escondido and Milpitas are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. Although the immediate threat of power shortages in California has decreased, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

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

        We make a substantial portion of our sales to the U.S. defense market. As a result, lower defense spending by the U.S. government could materially reduce our revenues. Lower defense spending by the U.S. government on REMEC programs might occur because of defense budget cuts, general budget cuts or other causes.

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

Our dependence on suppliers may decrease our timeliness of product delivery to customers, which may result in lost revenues.

        We rely on suppliers, in some cases sole suppliers or limited groups of suppliers, to provide us with services and materials necessary for the manufacture of our products. If we are not able to obtain sufficient allocations of these components, our production and shipment of product will be delayed, we may lose customers and our profitability will be affected.

        Other risks relating to our reliance on sole suppliers include reduced control over productions costs, delivery schedules, reliability and quality of materials. Any inability to obtain timely deliveries of acceptable quality materials, or any other circumstances that would require us to seek alternative suppliers, could adversely affect our ability to deliver products to our customers. In addition, if costs for our suppliers increase, we may suffer losses if we are unable to recover such cost increases under fixed price production commitments to our customers.

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

        For the fiscal year ended January 31, 2002, approximately 24% of our revenue was derived from sales to customers residing outside the U.S. In addition, some of our U.S.-based customers who integrate our subsystems into their products may sell into these international markets. Adverse international economic conditions or developments, including economic instability in Asia, have in the past and could in the future negatively affect our direct sales and sales by our customers into these regions which would impact our revenues.

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

        Over the last several years we have acquired a number of companies. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating of the operations, technologies and personnel of the acquired company; diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. There can be no assurance as to the effect of future acquisitions on our business or operating results.

Competition among technology companies for experienced engineers and other personnel may affect our ability to sustain our growth expectations.

        We depend on attracting and retaining competent personnel in all areas of our business, including management, engineering, manufacturing, quality assurance, finance, marketing and support. In particular, our development efforts depend on hiring and retaining qualified engineers. We believe that engineers, including highly skilled microwave engineers with the skills necessary to develop products for wireless communications are in high demand. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. If we are unable to hire a sufficient number of engineering personnel, we may be unable to support the growth of our business, and as a result, our sales may suffer.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that certain of our competitors or other parties may obtain, use or disclose our technologies and processes. We have been issued a number of patents and other patent applications are currently pending. We cannot assure that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. Moreover, any rights granted under these patents may not provide us with meaningful protection. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.

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

ITEM 2. PROPERTIES

        Our principal administrative, engineering and manufacturing facilities in Southern California are located in nine buildings aggregating approximately 325,000 square feet in the San Diego area. Our Southern California operations consist of four facilities owned by us and five leased facilities located in San Diego, Del Mar, Escondido and Poway, California. The leases of these facilities expire on various dates beginning in December 2002 through February 2010. We also lease about 3,800 square feet in Anaheim, California under a lease that expires January 31, 2004.

        Our Broadband Wireless group is located in a leased building with approximately 53,000 square feet in Milpitas, California which expires on August 1, 2007, a 5,600 square foot facility in Sacramento, California under a lease that expires on March 6, 2006, and a 18,000 square foot facility in Richmond, Virginia, under a lease that expires in June, 2002.

        REMEC owns a 51,000 square foot building located in Palm Bay, Florida and in March 2002 sold a 33,000 square foot building that it owned in Waco, Texas. Nanowave leases approximately 51,000 square feet in four buildings located in Toronto, Canada, and offices in Arlington, Texas and El Segundo, California under leases that expire on various dates through September 2006.

        REMEC Airtech owns a 34,000 square foot building in Aylesburg, England. Solitra owns a 100,000 square foot building in Oulu, Finland on land that is leased until 2040 and REMEC Costa Rica owns a 90,000 square foot building located in San Jose, Costa Rica. REMEC Manufacturing Philippines owns two buildings with a total of 60,000 square feet in Cabuyao, Laguna, Philippines. REMEC China occupies two buildings in Shanghai, China with a total of approximately 44,000 square feet under a lease that expires in April 2007.

        We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LITIGATION

        On April 19, 1999, a class action lawsuit was filed against us, some of our officers and directors and the investment banking firms who served as the representatives of the underwriters of our public offering completed in February 1998. The lawsuit was filed in the United States District Court for the Southern District of California by the law firm Milberg Weiss Bershad Hynes and Lerach and its colleagues as counsel for Charles Vezzetti and all others similarly situated. The lawsuit alleged violations of the Securities Exchange Act of 1934 by us and the other defendants between December 1, 1997 and June 12, 1998. Specifically, the complaint alleged that we made falsely positive statements which artificially inflated the price of our stock prior to a secondary offering completed in February 1998 in which REMEC and some of our officers and directors sold stock, and that our stock price fell on a series of adverse disclosures in late May and early June 1998. The underwriters were later dismissed.

        On October 31, 2001, the Court granted REMEC's motion to dismiss the complaint, but gave the plaintiffs the opportunity to file an amended complaint. Plaintiffs did not amend. On December 7, 2001, at the parties' request, the Court signed an Order dismissing the case in its entirety. REMEC did not make or promise to make any payment, direct or indirect, to the plaintiffs or their counsel for the dismissal of the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        No matters were submitted to a vote of REMEC's shareholders during the last quarter of its fiscal year ended January 31, 2002.

PART II

ITEM 5.    MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

        Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol "REMC." On March 28, 2002, the number of shareholders of record of REMEC common stock was 957 and the closing sale price of REMEC common stock was $9.25 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated.

	HIGH	LOW
FISCAL 2001
First Quarter	$34.33	$13.50
Second Quarter	35.21	21.00
Third Quarter	34.69	20.38
Fourth Quarter	30.38	8.41
FISCAL 2002
First Quarter	$13.63	$8.05
Second Quarter	12.40	8.21
Third Quarter	11.68	7.31
Fourth Quarter	12.20	8.39
TRANSITION YEAR (February 1, 2002 - December 31, 2002)
First Quarter (through March 28, 2002)	$10.19	$7.65

DIVIDEND POLICY

        REMEC currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. REMEC's credit agreement restricts the amount of cash dividends that REMEC may pay. See Note 4 to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below are derived from the Company's audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for

REMEC and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	FISCAL YEAR ENDED JANUARY 31,
	2002	2001	2000	1999	1998
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS [1]:
Net sales	$229,981	$273,499	$189,189	$179,215	$191,008
Cost of sales	207,411	203,811	143,580	137,443	132,349

Gross profit	22,570	69,688	45,609	41,772	58,659
Operating expenses:
Selling, general and administrative	49,400	45,622	38,189	36,835	31,210
Research and development	26,332	18,953	13,994	10,903	7,887
In-process research and development	8,002	—	—	—	—
Impairment of long-lived assets	17,695	—	—	—	—
Restructuring charges	17,257	—	—	—	—
Transaction costs	—	2,750	3,130	—	1,069

Total operating expenses	118,686	67,325	55,313	47,738	40,166

Income (loss) from operations	(96,116)	2,363	(9,704)	(5,966)	18,493
Write-down of investment	(9,400)	—	—	—	—
Gain on sale of subsidiary	7,614	—	—	—	2,833
Gain on sale of investment	—	1,707	—	—	—
Interest income (expense) and other, net	4,892	9,803	2,601	3,008	2,314

Income (loss) before provision for income taxes and minority interest	(93,010)	13,873	(7,103)	(2,958)	23,640
Provision (credit) for income taxes	(22,175)	2,917	(428)	1,873	8,886

Net income (loss) before minority interest	(70,835)	10,956	(6,675)	(4,831)	14,754
Minority interest	(972)	77	—	—	—

Net income (loss)	$(69,863)	$10,879	$(6,675)	$(4,831)	$14,754

Basic earnings per share	$(1.56)	$.25	$(.18)	$(.13)	$.44

Diluted earnings per share	$(1.56)	$.24	$(.18)	$(.13)	$.42

Shares used in per share calculations:
Basic	44,904	43,436	37,721	37,083	33,803

Diluted	44,904	45,482	37,721	37,083	34,842

	AT JANUARY 31,
	2002	2001	2000	1999	1998
	(IN THOUSANDS)
BALANCE SHEET DATA[1]:
Cash and cash equivalents	$49,438	$138,526	$34,836	$83,012	$47,966
Working capital	127,080	225,405	95,610	133,807	99,221
Total assets	330,585	390,225	223,929	218,571	179,082
Long-term debt	—	—	5,049	—	—
Total shareholders' equity	281,869	341,487	187,892	191,607	145,990

1
REMEC has made numerous acquisitions dating back to 1997, the more significant of which include ADC Mersum OY and Pacific Microwave Corporation in 2001, WACOM Products, Inc. and Smartwaves International in 1999, and Nanowave Technologies Inc. and Verified Technical Corporation in 1997, and were accounted for as purchases. The operating results of the acquired entities are included with REMEC from date of acquisition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Our business is divided into four groups: Broadband Wireless, Mobile Wireless, Defense and Space and Global Manufacturing. The Broadband Wireless group develops and manufactures microwave products for fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services. The Mobile Wireless group develops and manufactures integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The Defense and Space group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Global Manufacturing group provides high volume production of microwave products, including test and critical hybrid circuits, primarily to the other product groups. Not included in the above groups are certain non operating subsidiaries of REMEC and certain foreign subsidiaries, including Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communication systems.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.2	74.5	75.9

Gross profit	9.8	25.5	24.1
Operating expenses:
Selling, general and administrative	21.5	16.7	20.1
Research and development, including in-process	14.9	6.9	7.4
Impairment of long-lived assets	7.7	—	—
Restructuring charges	7.5	—	—
Transaction costs	—	1.0	1.7

Total operating expenses	51.6	24.6	29.2

Income (loss) from operations	(41.8)	0.9	(5.1)
Write-down of investment	(4.1)	—	—
Gain on sale of subsidiary	3.3	—	—
Gain on sale of investment	—	0.6	—
Interest income and other, net	2.2	3.6	1.4

Income (loss) before provision (credit) for income taxes and minority interest	(40.4)	5.1	(3.7)
Provision (credit) for income taxes	(9.6)	1.1	(0.2)

Net income (loss) before minority interest	(30.8)	4.0	(3.5)
Minority interest	(0.4)	—	—

Net income (loss)	(30.4)%	4.0%	(3.5)%

FISCAL YEAR ENDED JANUARY 31, 2002 VS. FISCAL YEAR ENDED JANUARY 31, 2001

        Net Sales And Gross Profit. Net sales for fiscal 2002 decreased 15.9% from $273.5 million during fiscal 2001 to $230.0 million during fiscal 2002, due to decreased demand from the telecommunications equipment sector and a reduction of defense products sales as a result of the sale of our Humphrey subsidiary in February 2002 (Humphrey contributed sales of $13.4 million in fiscal 2001 as compared with sales of $1.0 million in fiscal 2002). Gross profit decreased 67.6% from $69.7 million in fiscal 2001 to $22.6 million in fiscal 2002. Consolidated gross margin as a percentage of sales decreased from 25.5% during fiscal 2001 to 9.8% during fiscal 2002. Gross profit and gross margin as a percentage of sales declined from prior year levels as a result of reserves for excess inventory and losses on production contracts of approximately $15.2 million and the negative impact on overhead absorption of the significant decline in our production volume.

        Segment Information. The following segment information should be read in conjunction with the 2002 financial results of each reporting segment as detailed in Note 9 of the Consolidated Financial Statements. The following segment sales figures exclude intersegment revenues totaling $44.2 million and $58.8 million in fiscal 2002 and 2001, respectively. Intersegment revenues resulted primarily from sales from the Global Manufacturing group. For purposes of this discussion, intersegment revenues were eliminated to the fullest extent practicable. Results within each of our business segments were as follows:

          Broadband Wireless ("BBW"). Sales decreased 47.2% from $98.5 million in fiscal 2001 to $52.0 million in fiscal 2002. In previous fiscal years, the operating results of the filter products business of REMEC Wireless were included in BBW results. Effective February 1, 2001, the operating results of this unit have been incorporated into the results of the Mobile Wireless group. Filter product sales amounted to approximately $25.7 million in the current fiscal year; the removal of these sales from BBW results combined with the overall decline in industry demand for point-to-point radios and transceivers were primarily responsible for the sales decrease during the current fiscal year. Gross margin as a percentage of sales decreased from 19.8% in fiscal 2001 to 5.6% in fiscal 2002 as a result of reserves for excess inventory totaling $4.8 million and the negative impact on overhead absorption of the decline in production volume.

          Mobile Wireless. Sales increased 13.2% from $64.5 million in fiscal 2001 to $73.0 million in fiscal 2002. As discussed above, results for the current fiscal year include filter product sales from REMEC Wireless of $25.7 million. Approximately $10.9 million of the total filter product sales resulted from REMEC's acquisition, in the fourth quarter of fiscal 2002, of ADC Mersum Oy. Excluding the filter product sales, sales from this segment declined approximately 27.4% primarily as a result of diminished orders of masthead and amplifier products for mobile wireless communications infrastructure equipment. Gross margins decreased from 16.5% in fiscal 2001 to 2.5% in fiscal 2002. Fiscal 2002 gross margins were adversely affected by charges totaling $8.8 million associated primarily with reserves established for inventory obsolescence.

          Defense and Space. Sales decreased 7.3% from $67.9 million in fiscal 2001 to $62.9 million in fiscal 2002, while gross margins as a percentage of sales decreased from 27.4% in fiscal 2001 to 20.8% in fiscal 2002. The decrease in sales revenue and the decline in gross margins as a percentage of sales reflect the absence of our Humphrey subsidiary, which as discussed above, was sold during February 2001. Excluding the impact of the disposition of our Humphrey subsidiary, group sales increased 13.6% as a result of increased production volumes as several large programs were transitioned into initial production while other programs ramped up to higher production quantities based on customer contract delivery requirements. Gross margins on the non-Humphrey business decreased slightly due to the combination of increasing labor costs and the startup costs associated with the transition of several major programs from the product development phase into production. Fiscal 2002 gross margins were also affected by charges totaling $.7 million for reserves for excess inventory and losses on production contracts.

          Global Manufacturing. Sales to external customers increased 163.2% from $11.7 million in fiscal 2001 to $30.9 million in fiscal 2002. The increase in sales is primarily due to increased demand for consignment and turnkey manufacturing services and approximately $4.1 million of sales from operations acquired during fiscal 2002. Although sales increased significantly, our gross margin as a percentage of sales decreased from 11.1% in fiscal 2001 to 7.3% in fiscal 2002 as a result of under-absorption of manufacturing overhead at the foreign operations acquired during the fiscal year. REMEC has reduced its manufacturing labor costs at these foreign facilities to address the continuing decline in intersegment sales resulting from falling demand at our commercial products groups. We anticipate that such measures will result in more cost efficient operations in the future.

          Other Sales. Other sales, which are primarily generated at our majority owned Nanowave subsidiary, decreased 63.8% from $30.9 million in fiscal 2001 to $11.2 million in fiscal 2002. The sales decline is attributable to decreased demand for microwave modules for the fiber optic market. Gross margin as a percentage of sales decreased to a negative 6.0% in fiscal 2002 as a result of under-absorbed manufacturing overhead associated with the large decline in sales volume. Fiscal 2002 gross margins were also affected by charges totaling $.7 million for reserves for excess inventory.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 8.3% from $45.6 million in fiscal 2001 to $49.4 million in fiscal 2002. The increase in SG&A is primarily attributable to a combination of factors: an increase in payroll and employment benefits related costs, additional costs arising at Pacific Microwave Corporation, including goodwill amortization costs of approximately $1.6 million, and non-recurring expenditures of approximately $1.1 million related to improvements in REMEC's financial reporting and budgeting systems. As a percentage of net sales, SG&A expenses increased from 16.7% in fiscal 2001 to 21.5% in fiscal 2002 as a result of the significant decline in REMEC's sales revenues.

        Research And Development Expenses, Including In-Process. Research and development expenses increased 81.2% from $19.0 million in fiscal 2001 to $34.3 million in fiscal 2002, and as a percentage of net sales, increased from 6.9% in fiscal 2001 to 14.9% in fiscal 2002. These expenditures are almost entirely attributable to REMEC's Broadband Wireless and Mobile Wireless groups and reflect increased activity associated with new wireless communications product development as well as charges totaling approximately $8.0 million recorded in connection with acquisitions.

        Restructuring Charge. During the fourth quarter of fiscal 2002, REMEC announced its plan to restructure its operations to improve overall financial performance. The plan calls for reducing the overall cost structure of REMEC, realigning manufacturing capacity with current demand, moving to low cost, low tax offshore manufacturing and disposing non-core operations. As a result, REMEC recorded a restructuring charge in fiscal 2002 totaling approximately $17.3 million. This charge includes severance costs related to the reduction of our workforce, the closure, combination or sale of certain facilities and the write-off of other non-performing operating assets.

        Impairment of Long-Lived Assets. Results of operations for fiscal 2002 include a charge of $17.7 million to reflect the impairment of certain long-lived assets. Based upon our review and an independent valuation, we wrote down the value of these assets which included goodwill arising at the time of acquisition of one of our foreign subsidiaries.

        Write-Down Of Investment. Results of operations for fiscal 2002 include a $9.4 million charge to operations representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with the proposed merger with Allgon. The carrying value of these shares was written down to the market value at the end of the first quarter. Subsequent increases and decreases will be recorded as unrealized gains and losses in other comprehensive income.

        Gain On Sale Of Subsidiary. Results of operations for fiscal 2002 include the gain of $7.6 million from the sale of our Humphrey, Inc. subsidiary.

        Interest Income And Other, Net. Interest income and other, net decreased 39.7% from $9.8 million in fiscal 2001 to $4.9 million in fiscal 2002. The decrease was due to the combination of reduced yields on our investments as short term interest rates declined during the course of the current fiscal year and a reduction in the amount of funds available for investment.

        Provision (Credit) For Income Taxes. Income tax expense decreased from an expense for income taxes of $2.9 million in fiscal 2001 to a credit for income tax expense of $22.2 million in fiscal 2002. The credit for income taxes recorded during the current fiscal year reflects the recognition of the tax benefit associated with REMEC's domestic net operating losses.

FISCAL YEAR ENDED JANUARY 31, 2001 VS. FISCAL YEAR ENDED JANUARY 31, 2000

        Net Sales And Gross Profit. Our net sales for fiscal 2001 increased 44.6% from $189.2 million during fiscal 2000 to $273.5 million during fiscal 2001, reflecting an industry-wide increase in demand for wireless communications equipment. Our gross profit increased 52.8% from $45.6 million in fiscal 2000 to $69.7 million in fiscal 2001. Consolidated gross margin as a percentage of sales increased from 24.1% during fiscal 2000 to 25.5% during fiscal 2001. The improvement in overall gross margins in the current fiscal year is primarily attributable to improved overhead absorption resulting from the significant increase in production volume associated with increased sales.

        Segment Information. The following segment information should be read in conjunction with the 2001 financial results of each reporting segment as detailed in Note 9 of the Consolidated Financial Statements. The following segment sales figures exclude intersegment revenues totaling $58.8 million and $30.6 million in fiscal 2002 and 2001, respectively. Intersegment revenues resulted primarily from sales from the Global Manufacturing group. For purposes of this discussion, intersegment revenues were eliminated to the fullest extent practicable. Segment sales and gross margin figures have been adjusted from figures previously reported to reflect additional eliminations of intersegment revenues. Results within each of our business segments were as follows:

          Broadband Wireless. Sales increased 54.9% from $63.6 million in fiscal 2000 to $98.5 million in fiscal 2001, primarily from increases in sales of point-to-point radios, transceivers and base station filter products. Gross margin as a percentage of sales increased from 19.0% in fiscal 2000 to 19.8% in fiscal 2001. Fiscal 2000 gross margins were adversely affected by charges totaling $4.0 million to establish reserves for potential inventory obsolescence and anticipated product warranty costs. The increased gross margin in fiscal 2001 is attributable to the reduction in the amount of such costs and the increase in production volumes associated with the increase in group sales.

          Mobile Wireless. Sales increased 31.9% from $48.9 million in fiscal 2000 to $64.5 million in fiscal 2001, primarily from increases in sales of amplifier products for mobile wireless communications infrastructure equipment as a result of increasing our market share. Gross margins increased from 10.8% in fiscal 2000 to 16.5% in fiscal 2001. Fiscal 2000 gross margins were adversely affected by charges totaling $2.5 million associated primarily with reserves established for potential inventory obsolescence. The increased gross margin in fiscal 2001 is attributable to the reduction in the amount of such costs and the increase in production volumes.

          Defense and Space. Sales increased 12.2% from $60.5 million in fiscal 2000 to $67.9 million in fiscal 2001 due to the transition of several programs, including two large missile programs, from development into production. Despite the increased sales volume, gross margins as a percentage of sales, decreased from 28.1% in fiscal 2001 to 27.4% in fiscal 2000, as a result of higher labor and material costs.

          Global Manufacturing. Sales to external customers increased 124.4% from $5.2 million in fiscal 2000 to $11.7 million in fiscal 2001, primarily due to increased demand for consignment and turnkey manufacturing services. Although sales increased significantly, our gross margin as a percentage of sales decreased from 12.0% in fiscal 2000 to 11.1% in fiscal 2001 as a result of production startup costs.

          Other Sales. Our other sales increased 182.1% from $10.9 million in fiscal 2000 to $30.9 million in fiscal 2001 primarily as a result of increased demand for microwave modules for the fiber optic market; however, our gross margins as a percentage of sales declined during this period as a result of a change in the mix of products sold.

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

        Research And Development Expenses. Research and development expenses increased 35.4% from $14.0 million in fiscal 2000 to $19.0 million in fiscal 2001, and as a percentage of net sales, decreased from 7.4% in fiscal 2000 to 6.9% in fiscal 2001. These expenditures are almost entirely attributable to our Broadband Wireless and Mobile Wireless groups and reflect increased activity associated with new wireless communications product development.

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

        Provision (Credit) For Income Taxes. Income tax expense increased from a credit for income taxes of $.4 million in fiscal 2000 to an expense of $2.9 million in fiscal 2001. In fiscal 2000, we recorded a credit for income taxes as a result of recognition of the tax benefit associated with REMEC's net operating loss. The increase in income taxes in the current fiscal year reflects REMEC's return to profitability. The effective tax rate in fiscal 2001 was lower than the federal statutory rate as a result of domestic tax credits and the tax-free status of our Costa Rican manufacturing operations.

LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2002, REMEC had $127.0 million of working capital, which included cash and cash equivalents totaling $49.4 million. REMEC also had a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility was based on a fixed spread over the London Interbank Offered Rate (LIBOR). As of January 31, 2002, there were no borrowings outstanding under this credit facility. The company terminated this credit facility in April 2002.

        REMEC leases certain office and production facilities under noncancelable agreements classified as operating leases. In accordance with generally accepted accounting principles, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. As of January 31, 2002, REMEC's remaining obligations under these leases was approximately $25.1 million, of which approximately $4.3 million will be payable over the next 12 months. Scheduled payments under these lease obligations are disclosed in Note 6 to our consolidated financial statements. During fiscal 2001, REMEC entered into a security agreement with a bank whereby REMEC agreed to pledge approximately $17.0 million in connection with the collateralization of one of our facility leases with an affiliate of the bank. The collateral for this lease is included in our balance sheet as restricted cash.

        During the twelve month period ended January 31, 2002, net cash used by operations totaled $8.4 million. The negative operating cash flow during this period was principally the result of REMEC's $69.9 million net loss (net of $31.9 million of non-cash adjustments) and cash used to fund working capital requirements.

        During the twelve months ended January 31, 2002, $82.0 million was used in investing activities. These activities included the net cash outflow of $68.6 million associated with transactions involving the purchase of several companies and the sale of the operating assets and operations of REMEC's Humphrey subsidiary, and an outflow of $17.0 million associated with capital expenditures primarily for REMEC's commercial operations, net of the inflow of funds from the $3.6 million decrease in other assets. During the course of fiscal 2002, REMEC acquired the operations of ADC Mersum OY (a supplier of radio frequency equipment to mobile wireless infrastructure industry located in Finland), Pacific Microwave Corporation (a privately held microwave electronics manufacturing company located in the Philippines) and several smaller companies. Cash on hand financed these acquisitions, as well as the capital expenditures discussed above. REMEC's future capital expenditures may continue to be significant as a result of the anticipated growth of its wireless communications related segments.

        Financing activities during the twelve months ended January 31, 2002, consisted of $4.2 million in proceeds from the issuance of common stock by REMEC under its Employee Stock Purchase Plan and from stock option exercises, net of the repayment of bank and other debts of $2.1 million assumed in the acquisition of Pacific Microwave Corporation.

        Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources will be adequate to fund its operations for at least twelve months.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially may result in materially different results under different assumptions or conditions. We consider the following accounting policies to be those that are both most important to the portrayal of our financial results and that require the most subjective judgment. See Note 1 of the notes to the consolidated financial statements for a summary of our significant accounting policies.

        Revenue Recognition. We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers "Free on Board" shipping point. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer, were to change, materially different reported results would be likely.

        Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year's expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At January 31, 2002, inventories totaled $44.3 million, net of reserves for excess and obsolete inventory of $23.2 million and contract losses of $2.9 million.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets, we periodically assess the impairment of goodwill, intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; any volatility or significant decline in our stock price and market capitalization compared to our net book value; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset(s); and the impact of significant negative industry or economic trends.

        If assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

        In 2002, SFAS No. 142 "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize goodwill assets. We expect that the elimination of goodwill amortization will not have a significant impact on pretax income in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002; however, we do not anticipate recording a material impairment charge in connection with this process.

        Accrued Restructuring Related Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At January 31, 2002, the remaining balance of accrued restructuring costs was $5.2 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

        Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management is implementing tax strategies in fiscal 2003, including the carryback of net operating losses, that are expected to provide for the realization of the deferred tax assets generated in fiscal 2002. The likelihood of a material change in our expected realization of these assets depends on: our ability to carry back losses to periods with taxable income, future taxable income allowing us to deduct tax loss carryforwards against such future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax treatment received in the foreign jurisdictions in which we operate.

ITEM 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        REMEC is exposed to changes in interest rates to the extent of its borrowings under its revolving working capital line of credit and revolving term loan. At January 31, 2002, REMEC had no borrowings under these credit facilities and, therefore, no exposure to interest rate movement on its debt. REMEC will be affected by changes in interest rates in its investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our held-to-maturity securities would not materially affect the fair value of these securities at January 31, 2002.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

        Information pertaining to directors of REMEC is set forth under the caption "Election of Directors — Nominees" in REMEC's Proxy Statement (the "2002 Proxy Statement") for the Annual Meeting of Shareholders expected to be held on June 14, 2002 and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 2002 Proxy Statement under the caption "Management — Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated by reference into this Annual Report on Form 10-K.

MANAGEMENT

OFFICERS AND DIRECTORS

        The following table sets forth certain information concerning the executive officers and directors of REMEC as of January 31, 2002:

NAME	AGE	POSITION
Ronald E. Ragland(3)	60	Chairman of the Board and Chief Executive Officer
Errol Ekaireb	63	President and Chief Operating Officer
Bruce R. Anderson	61	Executive Vice President, Global Manufacturing Operations
Jack A. Giles	59	Executive Vice President and President, Defense and Space Products Group & REMEC Microwave
David L. Morash	56	Executive Vice President and Chief Financial Officer
Jon E. Opalski	39	Executive Vice President and President, Mobile Wireless Group
Nicholas J.S. Randall	50	Executive Vice President, Business Development
H. Clark Hickock	46	Senior Vice President, Business Operations
Denny E. Morgan	48	Senior Vice President and Chief Engineer
William Sweeney	40	Senior Vice President, Worldwide Sales and Marketing
Thomas A. Corcoran(2)	57	Director
Mark D. Dankberg(1)	46	Director
William H. Gibbs(2)	58	Director
Andre R. Horn(1)	73	Director
Jeffrey M. Nash(1)(2)(3)	54	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating Committee

        RONALD E. RAGLAND founded REMEC and has served as our Chairman of the Board and Chief Executive Officer since January 1983. Prior to founding REMEC, he held general management and program management positions in the microwave component and aerospace industries. Mr. Ragland was a Captain in the United States Army and holds a B.S.E.E. degree from Missouri University at Rolla and an M.S.E.E. degree from St. Louis University.

        ERROL EKAIREB has served as President and Chief Operating Officer of REMEC since 1990. Mr. Ekaireb served as Vice President of REMEC from 1984 to 1987 and as Executive Vice President and Chief Operating Officer from 1987 to 1990. Mr. Ekaireb also served as a director from 1985 to 2001. Prior to joining us, he spent 23 years with Ford Aerospace Communications Corp. Mr. Ekaireb holds B.S.E.E. and B.S.M.E. degrees from West Coast University and has completed the University of California, Los Angeles Executive Program.

        BRUCE R. ANDERSON was elected Executive Vice President, Global Manufacturing Operations in June 2001. Before joining REMEC, he served as Vice President and General Manager of the Seattle division of DMC Stratex Networks, Inc. (formerly Digital Microwave Corporation). From 1997 to 1999, Mr. Anderson was Vice President of Operations for Fujitsu PC Corporation, and before that was Vice President of Operations for Microcom, Inc., which was acquired by Compaq Computer Corporation. Mr. Anderson has a B.S.E.E. from Tufts University and an M.B.A. from Harvard Business School.

        JACK A. GILES joined REMEC in 1984. He served as a Vice President from 1985 to 1987, Executive Vice President from 1987 to 1994, President of REMEC Microwave from 1994 and President of the Defense and Space Products Group from 1999. Mr. Giles was also a director from 1984 to 2001. Prior to joining us, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree from the University of Arkansas and is a graduate of Defense Systems Management College.

        DAVID L. MORASH was appointed Executive Vice President and Chief Financial Officer in April 2001. Prior to joining REMEC, Mr. Morash served as Chief Financial Officer for Wireless Knowledge. From 1994 to 2000, he was Executive Vice President and Chief Financial Officer for Safeskin Corporation. Mr. Morash was also a Founder and Managing Director from 1992 to 1994 of Bedford Management Group; from 1990 to 1992, he served as Executive Vice President and Chief Financial Officer for HBSA Industries Incorporated; at Merrill Lynch Realty, he served as Vice President and Treasurer from 1987 to 1990; and at Primerica Corporation (now CitiGroup) he held numerous positions from 1979 to 1987. Mr. Morash began his career with Chemical Bank in 1968. Mr. Morash earned his M.B.A. from Columbia Graduate School of Business in 1968 and his B.A. from Columbia College in 1967.

        JON E. OPALSKI has served in a variety of positions with REMEC since 1984. He was elected Executive Vice President, President, Mobile Wireless Group in December 2000 and prior to that Mr. Opalski served as Senior Vice President, General Manager Integrated RF Solutions Group and Managing Director, REMEC Airtech and Senior Vice President, Marketing and Strategic Planning and President, General Manager, REMEC Wireless. He holds a B.S.E.E. from Massachusetts Institute of Technology.

        NICHOLAS J.S. RANDALL joined REMEC in April 1999, following the completion of our acquisition of Airtech, and serves as Executive Vice President, Business Development. He served as a director from 2000 to 2001. Prior to the acquisition, Mr. Randall served as Executive Chairman of Airtech from the time he purchased the original Airtech business in 1998. From 1980 to 1988, he served as Managing Director of Oxford Technology Ltd., a start up operation within Oxford Instruments Group. From 1977 to 1980, he was an Operations Director for EMI Medical, Inc., and prior to that he worked for Perkins Elmer, Inc. for ten years. Mr. Randall holds a Higher National Diploma in mechanical engineering from High Wycombe College in England and an M.B.A. from the University of Connecticut.

        H. CLARK HICKOCK has served as Senior Vice President, Business Operations since 1998 and Vice President, Business Operations since 1994. Mr. Hickock is also currently serving as Acting Vice President, Human Resources. Prior to joining REMEC, he was with E-Systems Garland Division for 16 years. Mr. Hickock holds a B.A. in Economics and Finance from the University of Texas.

        DENNY E. MORGAN was a founder of REMEC and has served as Senior Vice President, Chief Engineer since January 1983. He also served as a director from 1983 to 2001. Prior to joining us, he worked with KW Engineering, Micromega, General Dynamics Corporation and Pacific Aerosystems, Inc. Mr. Morgan holds a B.S.E.E. degree from the Massachusetts Institute of Technology and was the Four Year Chancellor's Intern Fellowship Recipient at the University of California, Los Angeles.

        WILLIAM SWEENEY joined REMEC in February 2002 and serves as Senior Vice President, Worldwide Sales and Marketing. Before joining REMEC, has held various positions, including Sales Management roles at Cisco Systems, Inc. and more recently the position of Vice President of Sales for a broadband wireless company. Mr. Sweeney earned a Bachelors Degree in Economics from San Diego State University.

        THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001 to present, he has served as President of Corcoran Enterprises, LLC. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was a Vice President and the President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995, Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1983 to 1993 he held various management positions with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc. Mr. Corcoran is a member of the Board of Trustees of Worcester Polytechnic Institute, the Board of Trustees of Stevens Institute of Technology and the Board of Governors of the Electronic Industries Association. Mr. Corcoran holds a B.S. degree in Chemical Engineering from the Stevens Institute of Technology.

        MARK D. DANKBERG has been a director of REMEC since September 1999. Mr. Dankberg was a founder of, and has served as Chairman of the Board, President and Chief Executive Officer of ViaSat, Inc. since its inception in May 1986. Mr. Dankberg also serves as a director of Connected Systems, a privately held company that develops and manufactures digital voice messaging systems. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

        WILLIAM H. GIBBS has been a director of REMEC since May 1996. Mr. Gibbs was the President and Chief Executive Officer of DH Technology, Inc. from November 1985 to January 1998 and was Chairman of the Board of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry. Mr. Gibbs is a director of Fargo Electronic, Inc. Mr. Gibbs holds a B.S.E.E. degree from the University of Arkansas.

        ANDRE R. HORN has been a director of REMEC since 1988. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn is a director of Varco International, Inc., a provider of equipment and services to the petroleum industry. Mr. Horn holds a B.S. degree in Mathematics from the University of Paris and is a graduate of the Ecole des Hautes Etudes Commerciales (Paris).

        JEFFREY M. NASH has been a director of REMEC since September 1988. Since June 1994, Dr. Nash has been President of Digital Perceptions, Inc. From August 1995 to December 1997, he was the President of TransTech Information Management Systems, Inc. From 1989 to 1994, he was the

President of Visqus Corporation as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and several private companies, including Prisa Networks, Orincon Corporation and Jaycor, Tactical Systems Inc. Dr. Nash holds a B.S. and M.S. degree in Engineering from the University of California, Los Angeles and a Ph.D. in Large Scale Systems Engineering/Operations Research from the University of California, Los Angeles.

ITEM 11.    EXECUTIVE COMPENSATION

        Information pertaining to executive compensation is set forth under the caption "Management — Executive Compensation" in the 2002 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information pertaining to security ownership of REMEC's Common Stock is set forth under "Management — Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K. Information pertaining to securities authorized for issuance under equity compensation plans is set forth under "Management—Equity Compensation Plan Information" in the 2002 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information pertaining to certain relationships and related transactions is set forth under "Management — Certain Relationships and Related Transactions" in the 2002 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    FINANCIAL STATEMENTS

          Report of Independent Auditors

          Consolidated Balance Sheets at January 31, 2002 and 2001

          Consolidated Statements of Operations for the years ended January 31, 2002, 2001 and 2000

          Consolidated Statements of Shareholders' Equity as of January 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000

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

3.
EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Amended and Restated Securities Purchase Agreement dated October 8, 2001, and effective as of October 1, 2001, by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
2.2(1)	Amendment No. 1 to the Amended and Restated Securities Purchase Agreement dated October 31, 2001 by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
3.1(2)	Restated Articles of Incorporation
3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC, Inc.
3.3(2)	By-Laws, as amended
4.1(3)
Rights Agreement, dated as of June 15, 2001, between REMEC, Inc. and Mellon Investor Services LLC as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC, Inc.; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.
10.1(4)*	Equity Incentive Plan
10.2(4)*	Employee Stock Purchase Plan
10.3(4)	Form of Indemnification Agreements between Registrant and its officers and directors
10.4(5)*	1996 Nonemployee Directors Stock Option Plan
10.5(6)	Participation Agreement dated as of August 25, 1998 among REMEC, The Union Bank of California N.A., and certain other parties identified therein
10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998
10.8(7)	Third Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated February 24, 2000
10.9(8)	Fourth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated April 20, 2000
10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and the Union Bank of California, N.A., dated May 31, 2000
10.11(8)	Fifth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated January 31, 2001
10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
10.13(2)	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC Form of Change of Control Agreement
10.14(2)*	Form of Change in Control Agreement

10.15(9)*	Change of Control Severance Agreement dated April 9, 2001 between REMEC and David L. Morash
10.16(2)*	Employment and Change of Control Agreement dated July 11, 2001 between REMEC and Bruce Anderson
10.17(10)*	2001 Equity Incentive Plan
10.18(1)	License Agreement dated as of October 31, 2001 by and among ADC Telecommunications, Inc. and ADC Telecommunications Oy
21.1(2)	Subsidiaries of REMEC
23.1(2)	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

(1)
Previously filed with the Securities and Exchange Commission on November 14, 2001 as an exhibit to REMEC's Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.

(2)
Filed with this Annual Report on Form 10-K.

(3)
Previously filed with the Securities and Exchange Commission on June 15, 2001 as an exhibit to REMEC's Registration Statement on Form 8-A and incorporated by reference into this Annual Report on Form 10-K.

(4)
Previously filed with the Securities and Exchange Commission on February 1, 1996 as an exhibit to REMEC's Registration Statement on Form S- 1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.

(5)
Previously filed with the Securities and Exchange Commission on November 25, 1996 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) and incorporated by reference into this Annual Report on Form 10-K.

(6)
Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.

(7)
Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.

(8)
Previously filed with the Securities and Exchange Commission on April 23, 2001, as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 2001 and incorporated by reference into this Annual Report on Form 10-K.

(9)
Previously filed with the Securities and Exchange Commission on June 11, 2001, as an exhibit to REMEC's Quarterly Report on Form 10-Q for the quarter ended April 27, 2001 and incorporated by reference into this Annual Report on Form 10-K.

(10)
Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.

*
Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

  (b)
  REPORTS ON FORM 8-K

        REMEC filed three Current Reports on Form 8-K during the quarter ended January 31, 2002. Information regarding the information reported is as follows:

Date Filed	Item Reported
November 14, 2001	REMEC announced the completion of the acquisition of ADC Mersum Oy ("Solitra").
December 13, 2001
Amendment to Item 7 of Form 8-K filed on November 14, 2001 for the purposes of including the historical financial information required with respect to Solitra and the pro forma financial information required with respect to the acquisition of Solitra.
December 20, 2001	REMEC announced a change to its fiscal year end, effective February 1, 2002, from January 31 of each year to the Friday closest to December 31 of each year.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

         The Board of Directors and Shareholders

REMEC, Inc.

        We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of REMEC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

San Diego, California
March 6, 2002

REMEC, INC.

CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$49,438,000	$138,526,000
Accounts receivable, net of allowance for doubtful accounts of $1,740,000 and $1,539,000 at January 31, 2002 and 2001, respectively	33,765,000	49,679,000
Inventories, net	44,314,000	58,866,000
Deferred income taxes	38,413,000	15,617,000
Prepaid expenses and other current assets	2,767,000	3,535,000

Total current assets	168,697,000	266,223,000
Property, plant and equipment, net	92,802,000	82,841,000
Restricted cash	17,049,000	17,049,000
Intangible and other assets	52,037,000	24,112,000

Total assets	$330,585,000	$390,225,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,039,000	$19,948,000
Accrued salaries, benefits and related taxes	10,104,000	9,481,000
Income taxes payable	3,370,000	1,271,000
Accrued restructuring costs	5,181,000	—
Accrued expenses and other current liabilities	11,923,000	10,119,000

Total current liabilities	41,617,000	40,819,000
Deferred income taxes and other long-term liabilities	7,099,000	7,920,000
Commitments
Shareholders' equity:
Preferred shares — $.01 par value, 5,000,000 shares authorized; none issued and outstanding.	—	—
Common shares — $.01 par value, 140,000,000 shares authorized; issued and outstanding shares — 45,212,000 and 44,669,000 at January 31, 2002 and 2001, respectively	452,000	446,000
Paid-in capital	321,673,000	317,203,000
Accumulated other comprehensive income (loss)	1,288,000	(4,482,000)
Retained earnings	(41,544,000)	28,319,000

Total shareholders' equity	281,869,000	341,486,000

Total liabilities and shareholders' equity	$330,585,000	$390,225,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED JANUARY 31,
	2002	2001	2000
Net sales	$229,981,000	$273,499,000	$189,189,000
Cost of sales	207,411,000	203,811,000	143,580,000

Gross profit	22,570,000	69,688,000	45,609,000
Operating expenses:
Selling, general and administrative	49,400,000	43,311,000	38,189,000
Research and development	26,332,000	18,953,000	13,994,000
In-process research and development	8,002,000	—	—
Impairment of long-lived assets	17,695,000	2,311,000	—
Restructuring charges	17,257,000	—	—
Transaction costs	—	2,750,000	3,130,000

Total operating expenses	118,686,000	67,325,000	55,313,000

Income (loss) from operations	(96,116,000)	2,363,000	(9,704,000)
Write-down of investment	(9,400,000)	—	—
Gain on sale of subsidiary	7,614,000	—	—
Gain on sale of investment	—	1,707,000	—
Interest income and other, net	4,892,000	9,803,000	2,601,000

Income (loss) before provision (credit) for income taxes and minority interest	(93,010,000)	13,873,000	(7,103,000)
Provision (credit) for income taxes	(22,175,000)	2,917,000	(428,000)

Net income (loss) before minority interest	(70,835,000)	10,956,000	(6,675,000)
Minority interest	(972,000)	77,000	—

Net income (loss)	$(69,863,000)	$10,879,000	$(6,675,000)

Earnings (loss) per common share:
Basic	$(1.56)	$.25	$(.18)

Diluted	$(1.56)	$.24	$(.18)

Shares used in computing earnings (loss) per common share:
Basic	44,904,000	43,436,000	37,721,000

Diluted	44,904,000	45,482,000	37,721,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON SHARES			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
			PAID-IN CAPITAL		RETAINED EARNINGS
	SHARES	AMOUNT				TOTAL
Balance at January 31, 1999	37,320,000	$373,000	$165,508,000	$257,000	$25,469,000	$191,607,000
Adjustment for net equity activity of pooled company	—	—	—	(41,000)	(1,354,000)	(1,395,000)
Issuance of common shares	826,000	8,000	4,445,000	—	—	4,453,000
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	53,000	—	—	53,000
Comprehensive loss:
Net loss	—	—	—	—	(6,675,000)	(6,675,000)
Net change in foreign exchange translation adjustment	—	—	—	(152,000)	—	(152,000)

Total comprehensive loss	—	—	—	(152,000)	(6,675,000)	(6,827,000)

Balance at January 31, 2000	38,146,000	381,000	170,006,000	64,000	17,440,000	187,891,000
Issuance of common shares	6,523,000	65,000	137,640,000	—	—	137,705,000
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	9,557,000	—	—	9,557,000
Comprehensive income (loss):
Net income	—	—	—	—	10,879,000	10,879,000
Net change in foreign exchange translation adjustment	—	—	—	(884,000)	—	(884,000)
Net change in unrealized loss on investment	—	—	—	(3,662,000)	—	(3,662,000)

Total comprehensive loss	—	—	—	(4,546,000)	10,879,000	6,333,000

Balance at January 31, 2001	44,669,000	446,000	317,203,000	(4,482,000)	28,319,000	341,486,000
Issuance of common shares	543,000	6,000	4,175,000	—	—	4,181,000
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	295,000	—	—	295,000
Comprehensive income (loss):
Net loss	—	—	—	—	(69,863,000)	(69,863,000)
Net change in foreign exchange translation adjustment	—	—	—	(283,000)	—	(283,000)
Net change in unrealized gain on investment	—	—	—	6,053,000	—	6,053,000

Total comprehensive loss	—	—	—	5,770,000	(69,863,000)	(64,093,000)

Balance at January 31, 2002	45,212,000	$452,000	$321,673,000	$1,288,000	$(41,544,000)	$281,869,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(69,863,000)	$10,879,000	$(6,675,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,736,000	13,896,000	13,378,000
Impairment of long-lived assets	17,695,000	2,311,000	—
Non-cash restructuring costs	15,404,000	—	—
Write-down of investment	9,400,000	—	—
Increase in deferred income taxes	(23,056,000)	(7,106,000)	(1,925,000)
Gain on sale of subsidiary	(7,614,000)	—	—
Tax benefit of disqualifying disposition	295,000	9,557,000	—
Minority interest	(972,000)	77,000	—
Other	—	(43,000)	—
Changes in operating assets and liabilities:
Accounts receivable	24,415,000	(16,644,000)	(6,678,000)
Inventories	17,663,000	(16,806,000)	(2,554,000)
Prepaid expenses and other current assets	2,181,000	(1,909,000)	2,177,000
Accounts payable	(13,020,000)	11,548,000	361,000
Accrued expenses and income taxes payable	(1,700,000)	4,500,000	1,953,000

Net cash provided (used) by operating activities	(8,436,000)	10,260,000	37,000
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,957,000)	(34,547,000)	(23,200,000)
Payment for acquisitions, net of cash acquired	(68,629,000)	—	(5,825,000)
Restricted cash	—	—	(17,049,000)
Other assets	3,630,000	(4,739,000)	(9,790,000)

Net cash used by investing activities	(81,956,000)	(39,286,000)	(55,864,000)
FINANCING ACTIVITIES:
Proceeds from credit facilities and long-term debt	—	—	6,026,000
Repayments of credit facilities and long-term debt	(2,118,000)	(5,277,000)	(1,466,000)
Proceeds from issuance of common shares	4,181,000	138,195,000	3,349,000

Net cash provided by financing activities	2,063,000	132,918,000	7,909,000
Effect of exchange rate changes	(759,000)	(202,000)	5,000

Increase (decrease) in cash and cash equivalents	(89,088,000)	103,690,000	(47,913,000)
Cash and cash equivalents at beginning of year	138,526,000	34,836,000	83,012,000
Adjustment for net cash activity of pooled companies	—	—	(263,000)

Cash and cash equivalents at end of year	$49,438,000	$138,526,000	$34,836,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$74,000	$208,000

Income taxes	$24,000	$238,000	$808,000

Supplemental disclosure of noncash investing and financing activities:
Common shares issued in acquisitions	$—	$—	$540,000

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

Principles of Consolidation

        The consolidated financial statements include the accounts of REMEC and its majority owned subsidiaries. The ownership interests of the other shareholders of Nanowave, Inc. are reflected as minority interest and included in Other long term liabilities in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        REMEC considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. REMEC evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

        Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires companies to record certain debt and equity security investments at market value. At January 31, 2002 and 2001, the cost of cash equivalents approximated fair value.

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

        No customer accounted for more than 10% of REMEC's net sales during fiscal 2002 or 2000. During fiscal 2001, one customer accounted for 12% of REMEC's net sales.

Inventory

        Inventories are stated at the lower of weighted average cost or market. In accordance with industry practice, REMEC has adopted a policy of capitalizing general and administrative costs as a component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

Long-Lived Assets

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

        Intangible assets in the accompanying balance sheets are primarily comprised of goodwill, trademarks and acquired technology recorded in connection with the Company's acquisitions. These assets are being amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from five to fifteen years, respectively. Amortization expense related to intangible assets totaled $3,400,000, $3,791,000, and $1,891,000 for fiscal years 2002, 2001, and 2000, respectively.

        SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of" established standards for recording the impairment of long-lived assets, including property, equipment and leasehold improvements, intangible assets and goodwill. In accordance with this Statement, REMEC reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of those assets. In the fourth quarter of fiscal 2002, based upon our review and an independent valuation, the Company recorded a charge of $17,695,000 to write down the value of certain long-lived assets including the goodwill recorded in connection with the acquisition of Pacific Microwave Corporation. (See Note 2.) In fiscal 2001, the Company recorded a charge of $2,311,000 to write down the value of intangible assets associated with a past acquisition.

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

        In accordance with SAB 101, revenues from product sales are recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. Prospective losses on long-term contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

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

        The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Weighted average common shares outstanding used in basic earnings per share calculation	44,904,000	43,436,000	37,721,000
Effect of dilutive stock options	—	2,046,000	—

Shares used in diluted earnings per share calculation	44,904,000	45,482,000	37,721,000

        Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 613,000 and 762,000 for the years ended January 31, 2002 and 2000, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

        On June 7, 2000, REMEC's Board of Directors approved a three-for-two stock split of REMEC's common stock in the form of a 50% stock dividend payable on June 30, 2000 to shareholders of record as of June 19, 2000. All share and per share related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

Stock Options

        REMEC has elected to follow Accounting Principles Board No. 25 ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under

APB 25, because the exercise price of REMEC's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Comprehensive Income

        The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income, including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Due to the impairment of certain long-lived assets (goodwill) during fiscal 2002, the elimination of goodwill amortization during the coming fiscal year is not expected to have a significant impact on pre-tax income.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management believes the impact on the financial statements of the Company, as a result of adoption of this standard, will not be material.

2. TRANSACTIONS

ADC Mersum Oy ("Solitra")

        On October 26, 2001, REMEC acquired Solitra in Oulu, Finland from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra's radio frequency (RF) division and 100% of the shares of Solitra in exchange for cash consideration of $50.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS 141. The estimated excess of the purchase price over the net tangible assets acquired of approximately $28.2 million is being carried as intangible assets, including goodwill of $24.8 million. REMEC's consolidated financial statements include the results of Solitra from November 2001 forward.

Pacific Microwave Corporation ("PMC")

        On March 7, 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of PMC, a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of approximately $17.6 million is being carried as an intangible asset. REMEC's consolidated financial statements include the results of PMC from March 2001 forward.

Humphrey, Incorporated

        On February 26, 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey, Inc. in exchange for cash consideration of $13.8 million. The sale of Humphrey results in a gain of $7.6 million, which has been recorded in the fiscal 2002 consolidated statement of operations.

Nanowave, Inc.

        On October 11, 2000, REMEC acquired the majority of the outstanding shares of Ascentia, Inc. in exchange for all of the common stock of REMEC's wholly owned subsidiary REMEC Canada Incorporated. The acquisition has been accounted for as a non-monetary exchange, and accordingly, the total value of the consideration exchanged has been allocated to the acquired assets and liabilities assumed at their carrying values in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB No. 29"). The estimated excess of the purchase price over the net assets acquired of $.9 million has been recorded as an intangible asset. Ascentia, Inc. subsequently changed its name to Nanowave, Inc. REMEC's consolidated financial statements include the results of Nanowave, Inc. from October 11, 2000 forward.

Airtech plc ("Airtech")

        On April 29, 1999, REMEC acquired Airtech, a United Kingdom based manufacturer of coverage enhancement products for wireless mobile communication networks, in exchange for approximately 2.6 million shares of REMEC's common stock. The transaction has been accounted for as a pooling of interests, and accordingly, REMEC's historical financial results have been adjusted to include the results of Airtech for all periods presented. Prior to the combination, Airtech's fiscal year ended on December 31. In recording the business combination, Airtech's financial statements for its fiscal year ended December 31, 1998, were combined with REMEC's for its fiscal year ended January 31, 1999. Airtech's net sales and net loss for the one month period ended January 31, 1999 were $209,000 and $1,354,000, respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Airtech's results of operations and cash flows for the one-month period ended January 31, 1999 have been added directly to the retained earnings and cash flows of REMEC and excluded from reported fiscal 2000 results of operations and cash flows. Airtech's revenues and net loss for the period from February 1, 1999 through the date of acquisition totaled $5,637,000 and $1,682,000, respectively.

Other Acquisitions

        During fiscal 2002, REMEC acquired three other companies and the assets of another in exchange for cash consideration of approximately $11.3 million. All four transactions have been accounted for as purchases, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 16. The estimated excess of the purchase price over the net assets acquired of approximately $4.4 million is being carried as intangible assets. The pro forma results of operations of REMEC and these other acquisitions, assuming that all were acquired on the first day of fiscal 2002, would not be materially different from reported results.

Pro Forma Information

        Assuming that the acquisition's of Solitra, PMC and the disposition of Humphrey had occurred on the first day of REMEC's fiscal year ended January 2001, the following unaudited pro forma summary presents the consolidated results of operations of the Company as if these transitions had occurred on February 1, 2000. The pro forma condensed consolidated results of operations would be as follows:

	YEARS ENDED JANUARY 31,
	2002	2001
Net Sales	$232,023,000	$339,657,000
Net income (loss)(1)	$(95,004,000)	$1,137,000
Income (loss) per share:
Basic	$(2.12)	$0.02
Diluted	$(2.12)	$0.02

(1)
Fiscal 2002 results include a $27.1 million charge recorded at Solitra to write down the carrying value of goodwill.

3. FINANCIAL STATEMENT DETAILS

Inventories

        Net inventories consist of the following:

	JANUARY 31,
	2002	2001
Raw Materials	$30,068,000	$35,227,000
Work in progress	14,246,000	23,639,000

	$44,314,000	$58,866,000

        Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,067,000 and $1,897,000 at January 31, 2002 and 2001, respectively. REMEC had a reserve for obsolete and unusable inventory of $23,221,000 and $9,963,000 as of January 31, 2002 and 2001, respectively. During the fourth quarters of fiscal 2002 and 2001, the Company recorded charges to operations of $3,800,000 and $4,028,000, respectively, associated with establishing additional reserves for obsolete inventory and anticipated program losses.

Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	JANUARY 31,
	2002	2001
Land, building and improvements	$20,698,000	$17,726,000
Machinery and equipment	118,375,000	111,114,000
Furniture and fixtures	13,014,000	8,707,000
Leasehold improvements	14,895,000	7,302,000

	166,982,000	144,849,000
Less accumulated depreciation and amortization	(74,180,000)	(62,008,000)

	$92,802,000	$82,841,000

        Depreciation expense for the years ended January 31, 2002, 2001, and 2000 was $17,336,000, $12,416,000, and $11,487,000, respectively.

Intangible and Other Assets

        Intangible and other assets consist of the following:

	JANUARY 31,
	2002	2001
Acquired technology	$9,800,000	$9,014,000
Goodwill	38,694,000	10,205,000
Trademarks and other intangible assets	2,591,000	2,250,000

	51,085,000	21,469,000
Less accumulated amortization	(7,402,000)	(8,666,000)

	43,683,000	12,803,000
Other assets	8,354,000	11,309,000

	$52,037,000	$24,112,000

        During fiscal 2001, the Company invested $13.6 million in the common stock of an unaffiliated company. The carrying value of this investment was adjusted to its fair value of $9.9 million at January 31, 2001 in accordance with SFAS 115 and the unrealized loss of $3.7 million was included in accumulated comprehensive income in the consolidated statements of shareholders' equity in fiscal 2001. In the first quarter of fiscal 2002, the Company recognized a $9.4 million charge in the consolidated statement of operations to write down this investment to its then current fair value. The subsequent $2.4 million increase in the value of this investment has been included in other comprehensive income in fiscal 2002. This investment is included in other assets in the consolidated balance sheet.

        At January 31, 2000, the Company had an investment in another unaffiliated company which consisted of convertible debt and preferred stock. In November 2000, the Company sold this investment for cash consideration of $12.0 million and recorded a gain on sale of the investment of $1.7 million which is included in the consolidated statement of operations.

4. BANK REVOLVING LINE OF CREDIT FACILITY

        REMEC has a $12,000,000 working capital line of credit facility with a bank, which expires July 1, 2002. Interest is due monthly on advances at a fixed spread over the London Interbank Offered Rate. At January 31, 2002, there were no outstanding borrowings on the facility. The company terminated this credit facility subsequent to year end.

5. SHAREHOLDERS' EQUITY

Equity Offering

        In March 2000, REMEC sold 5,250,000 shares of common stock in an underwritten public offering. Proceeds, net of costs, from this offering totaled approximately $132.6 million.

Stock Option Plans

        REMEC's 1995 and 2001 Equity Incentive Plans provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of REMEC. REMEC's shareholders have approved the issuance of a total of 10,750,000 shares of common stock under the two plans. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans generally vest over four years and generally expire nine years from the date of grant.

        REMEC also maintains the 1996 Nonemployee Directors Stock Option Plan under which 377,625 common shares have been reserved for non-qualified stock option grants to non-employee directors of REMEC. Under the Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Plan generally vest over three years and generally expire nine years from the date of grant.

        A summary of REMEC's stock option activity and related information is as follows:

	YEARS ENDED JANUARY 31,
	2002		2001		2000
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding — beginning of year	4,048,000	$14.67	4,555,000	$10.28	3,563,000	$10.40
Granted	2,771,000	9.14	1,379,000	24.48	1,354,000	8.71
Exercised	(113,000)	6.42	(1,437,000)	10.46	(292,000)	4.61
Forfeited	(905,000)	14.75	(449,000)	13.86	(70,000)	10.41

Outstanding — end of year	5,801,000	$12.30	4,048,000	$14.67	4,555,000	$10.28

        The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2002:

	TOTAL OUTSTANDING
				TOTAL EXERCISABLE
		WEIGHTED AVERAGE
					WEIGHTED AVERAGE EXERCISE PRICE
PRICE RANGE	NUMBER OF SHARES	EXERCISE PRICE	LIFE	NUMBER OF SHARES
$ 1.13–$ 8.76	2,084,000	$7.68	6.5	925,000	$7.26
$ 8.77–$13.14	2,253,000	9.46	8.1	86,000	10.82
$13.15–$17.52	211,000	16.77	1.6	199,000	16.87
$17.53–$21.90	195,000	19.41	4.0	130,000	19.35
$21.91–$26.28	988,000	25.03	6.2	349,000	24.35
$26.29–$43.81	70,000	28.07	7.5	18,000	28.08

Total Plan	5,801,000			1,707,000

        At January 31, 2002, options to purchase 3,291,000 shares of REMEC common stock were available for future grant.

Stock Purchase Plan

        REMEC's Employee Stock Purchase Plan provides for the issuance of shares of REMEC's common stock to eligible employees. During fiscal 2000, REMEC's shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan to a total of 2,700,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 2002, a total of 582,000 shares of REMEC common stock were available for issuance under the Employee Stock Purchase Plan.

        Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if REMEC has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that Statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of REMEC's common stock of 87.1%, 87.6%, and 87.5%, a weighted-average expected life of the option of 7.0 years; and a weighted-average life of the stock purchase rights of three months. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because REMEC's employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

        For purposes of pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods. REMEC's pro forma information follows:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Net income (loss) applicable to common shareholders:
As reported	$(69,863,000)	$10,879,000	$(6,675,000)
Pro forma	(76,967,000)	3,113,000	(14,263,000)
Earnings (loss) per share:
As reported —
Basic	$(1.56)	$.25	$(.18)
Diluted	$(1.56)	$.24	$(.18)
Pro forma —
Basic	$(1.71)	$.07	$(.38)
Diluted	$(1.71)	$.07	$(.38)
Weighted average fair value of options granted during the year	$7.27	$8.39	$7.35

6. COMMITMENTS

Deferred Savings Plan

        REMEC has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. REMEC matches contributions up to $180 per quarter, per employee, subject to the attainment of certain quarterly profit levels by REMEC. Employees vest immediately in their contributions and company contributions vest over a two-year period. Company contributions to this plan totaled approximately $923,000 and $799,000 for the years ended January 31, 2002 and 2001, respectively. There were no company contributions to this plan for fiscal 2000.

        REMEC's foreign subsidiaries maintain separate defined contribution retirement savings plans for substantially all of their employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contribution as specified in the plan agreements. Contributions to these plans totaled $368,000, $310,000 and $280,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

Leases

        REMEC leases certain offices and production facilities under non-cancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At January 31, 2002, future minimum payments under these operating leases were as follows:

OPERATING LEASES
Fiscal 2003	$4,282,000
Fiscal 2004	4,022,000
Fiscal 2005	3,999,000
Fiscal 2006	3,814,000
Fiscal 2007	2,884,000
Thereafter	6,134,000

Total minimum lease payments	$25,135,000

        Rent expense totaled $4,917,000, $4,420,000 and $4,050,000 during fiscal 2002, 2001 and 2000, respectively.

        During fiscal 2000, the Company entered into a security agreement with a bank whereby the Company agreed to pledge approximately $17.0 million in connection with the collateralization of a lease with an affiliate of the bank. The cash pledged in connection with this agreement is included in the consolidated balance sheet as restricted cash.

7. RESTRUCTURING

        During the fourth quarter of fiscal 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. The Company's restructuring plan includes reductions in the overall cost structure of the Company, realignment of manufacturing capacity to current levels of demand and the transition of manufacturing operations to low cost, low tax offshore locations. Part of the restructuring effort also included a reduction in force of approximately 1,000 employees. As a result of this plan, restructuring related charges of approximately $17.3 million were recognized as operating expenses in fiscal 2002.

        The following table summarizes the restructuring charge recorded during the fourth quarter of fiscal 2002 and the balance of the accrued restructuring reserve:

	WRITE-DOWN OF REDUNDANT/OBSOLETE ASSETS	SEVERANCE COSTS FOR INVOLUNTARY EMPLOYEE TERMINATIONS	COSTS TO EXIT CERTAIN LEASE OBLIGATIONS	OTHER COSTS RELATED TO CONSOLIDATION OF FACILITIES	TOTAL
Year Ended January 31, 2002:
Reserves Established	$4,138,000	$2,146,000	$2,622,000	$8,351,000	$17,257,000
Utilization of Reserves:
Cash	—	(1,439,000)	(414,000)	—	(1,853,000)
Non-Cash	(3,615,000)	—	—	(6,608,000)	(10,223,000)

Balance at January 31, 2002	$523,000	$707,000	$2,208,000	$1,743,000	$5,181,000

8. INCOME TAXES

      For financial reporting purposes, income before taxes for the years ended January 31, 2002, 2001 and 2000 includes the following components:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Pretax income (loss):
United States	$(52,853,000)	$8,217,000	$(1,131,000)
Foreign	(40,157,000)	5,655,000	(5,972,000)

	$(93,010,000)	$13,872,000	$(7,103,000)

        The income tax provision for the years ended January 31, 2002, 2001 and 2000 consists of the following:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Current:
Federal	$2,638,000	$5,530,000	$223,000
State	52,000	1,409,000	51,000
Foreign	(1,234,000)	2,294,000	1,058,000
Deferred:
Federal	(19,324,000)	(4,416,000)	(1,395,000)
State	(4,307,000)	(1,620,000)	(418,000)
Foreign	—	(280,000)	53,000

	$(22,175,000)	$2,917,000	$(428,000)

        The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before provision for income taxes. The items causing difference for the periods ended January 31, 2002, 2001 and 2000 are as follows:

	YEARS ENDED JANUARY 31,
	2002		2001		2000
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Tax at statutory federal rate	$(32,554,000)	35%	$4,855,000	35%	$(2,486,000)	35%
State income tax net of federal	(3,540,000)	4	628,000	4	(13,000)	—
Tax credits	(3,713,000)	4	(1,522,000)	(11)	(989,000)	14
Change in valuation allowance	2,906,000	(3)	174,000	1	2,717,000	(38)
Foreign rate difference	7,935,000	(9)	(1,020,000)	(7)	320,000	(5)
Other	6,791,000	(7)	(198,000)	(1)	23,000	—

	$(22,175,000)	24%	$2,917,000	21%	$(428,000)	6%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets as of January 31, 2002 and 2001 are as follows:

	JANUARY 31,
	2002	2001
Deferred tax liabilities:
Tax over book depreciation	$4,040,000	$5,631,000
Inventory costs capitalized	—	773,000
Other	2,200,000	1,000,000

Total deferred tax liabilities	6,240,000	7,404,000

Deferred tax assets:
Net operating loss	22,631,000	7,797,000
Credits	9,464,000	5,765,000
Inventory and other reserves	8,401,000	7,276,000
Accrued expenses	2,380,000	2,701,000
Inventory costs capitalized	1,630,000	—
Goodwill and other	4,189,000	358,000

Total deferred tax assets	48,695,000	23,897,000
Valuation allowance	(10,240,000)	(7,334,000)

	38,455,000	16,563,000

Net deferred tax assets	$32,215,000	$9,159,000

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management is implementing tax strategies in fiscal 2003, including the carry back of net operating losses, that are expected to provide for the realization of the deferred tax assets generated in fiscal 2002.

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

        In the Philippines, the subsidiary company has been granted tax-free status under the country's Special Economic Zone Act. As a result of the tax-free status, the subsidiary company is exempt from all taxes on profits or taxable income for a six year period through October 2004.

        The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be invested indefinitely.

        At January 31, 2002, the Company has consolidated federal and state net operating losses of approximately $33,882,000 and $17,635,000, respectively, which will begin to expire in 2021, unless previously utilized. At January 31, 2002, the Company has approximately $26,500,000 of foreign net operating losses in the United Kingdom, which are available indefinitely. At January 31, 2002, the Company has consolidated federal and state research and development credits of approximately $5,014,000 and $4,085,000, respectively which will begin to expire in 2014, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1,128,000, which will begin to expire in 2009, unless previously utilized.

The Company operates in four distinct reportable segments, Broadband Wireless, Mobile Wireless, Defense and Space and Global Manufacturing. The Company's reportable segments have been determined based on the nature of the products offered to customers or the nature of their function within the organization. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment Data

	YEAR ENDED JANUARY 31,
	2002	2001	2000
Sales:
Broadband Wireless(1)	$54,967,000	$102,393,000	$69,410,000
Mobile Wireless	78,792,000	73,126,000	51,748,000
Defense and Space	62,961,000	67,963,000	60,515,000
Global Manufacturing	64,103,000	56,178,000	26,329,000
All other	13,368,000	32,669,000	11,765,000
Intersegment revenues	(44,210,000)	(58,830,000)	(30,578,000)

Net sales	$229,981,000	$273,499,000	$189,189,000

Income (loss) from operations:
Broadband Wireless	$(25,615,000)	$(8,729,000)	$(6,824,000)
Mobile Wireless	(33,851,000)	(1,029,000)	(9,747,000)
Defense and Space	3,650,000	7,556,000	6,430,000
Global Manufacturing	(20,417,000)	4,294,000	1,681,000
All other(2)	(19,883,000)	271,000	(1,244,000)

Consolidated income (loss) from operations	$(96,116,000)	$2,363,000	$(9,704,000)

Depreciation and amortization:
Broadband Wireless	$3,301,000	$6,949,000	$4,650,000
Mobile Wireless	5,202,000	1,980,000	2,043,000
Defense and Space	2,928,000	2,842,000	2,711,000
Global Manufacturing	4,415,000	1,897,000	1,176,000
All other costs	4,890,000	2,539,000	2,798,000

Consolidated depreciation and amortization	$20,736,000	$16,207,000	$13,378,000

Identifiable assets:
Broadband Wireless	$33,275,000	$61,390,000	$50,094,000
Mobile 89Wireless	84,911,000	51,874,000	39,257,000
Defense and Space	31,725,000	35,492,000	31,859,000
Global Manufacturing	57,597,000	37,238,000	19,068,000
All other assets	123,077,000	204,231,000	83,651,000

Consolidated assets	$330,585,000	$390,225,000	$223,929,000

(1)
Includes sales of base station filter products totaling $20,872,000 and $16,419,000 in fiscal 2001 and 2000, respectively. Base station filter product sales are now included in Mobile Wireless group sales.

(2)
The All other category includes REMEC's Corporate operations, Nanowave, Inc. (a majority-owned subsidiary) and certain other foreign subsidiaries. Fiscal 2002 results include a $5.1 million restructuring charge.

Geographic Area Data

	YEAR ENDED JANUARY 31,
	2002	2001	2000
Sales to external customers:
United States	$174,220,000	$200,989,000	$153,318,000
Canada	315,000	4,183,000	1,467,000
Europe	47,828,000	57,863,000	26,120,000
Asia	5,485,000	5,264,000	5,832,000
All other geographic regions	2,133,000	5,200,000	2,452,000

Total sales to external customers	$229,981,000	$273,499,000	$189,189,000

Long lived assets by area:
United States	$66,679,000	$70,955,000	$59,903,000
Canada	15,602,000	16,188,000	11,515,000
Europe	42,914,000	7,907,000	8,321,000
Costa Rica	10,937,000	11,903,000	6,960,000
Asia	8,707,000	—	—

Total long-lived assets	$144,839,000	$106,953,000	$86,699,000

        Sales are attributed to countries based on location of customers.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2002 and 2001 are as follows (in thousands, except per share data):

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Fiscal 2002
Net sales	$58,923,000	$60,391,000	$52,472,000	$58,195,000
Gross profit	4,561,000	7,106,000	8,093,000	2,810,000
Loss from operations	(13,832,000)	(12,366,000)	(12,051,000)	(57,866,000)
Net loss	(9,169,000)	(6,255,000)	(6,245,000)	(48,195,000)
Basic net loss per common share(1)	$(.21)	$(.14)	$(.14)	$(1.07)

Diluted net loss per common share(1)	$(.21)	$(.14)	$(.14)	$(1.07)

Fiscal 2001
Net sales	$56,603,000	$63,001,000	$78,838,000	$75,057,000
Gross profit	15,104,000	17,123,000	22,557,000	14,903,000
Income (loss) from operations	1,090,000	2,376,000	5,224,000	(6,328,000)
Net income	1,353,000	3,215,000	4,999,000	1,311,000
Basic net earnings per common share(1)	$.03	$.07	$.11	$.03

Diluted net earnings per common share(1)	$.03	$.07	$.11	$.03

(1)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

REMEC, INC.
By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman of the Board and Chief Executive Officer

POWERS OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald E. Ragland and David L. Morash, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of REMEC, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ RONALD E. RAGLAND Ronald E. Ragland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2002
/s/ DAVID L. MORASH David L. Morash	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2002
/s/ MARK D. DANKBERG Mark D. Dankberg	Director	April 30, 2002
/s/ ANDRE R. HORN Andre R. Horn	Director	April 30, 2002
/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	April 30, 2002
/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	April 30, 2002
/s/ WILLIAM H. GIBBS William H. Gibbs	Director	April 30, 2002

REMEC, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

CONTRACT LOSS RESERVE	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	ACQUIRED RESERVES/ TRANSFERS	DEDUCTIONS	BALANCE AT END OF PERIOD
Year ended January 31, 2000	$950,000	$889,000	$—	$(540,000)	$1,299,000
Year ended January 31, 2001	1,299,000	2,075,000	—	(100,000)	3,274,000
Year ended January 31, 2002	3,274,000	3,591,000	(2,926,000)	(1,068,000)	2,871,000
RESERVE FOR OBSOLETE AND UNUSABLE INVENTORY	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	ACQUIRED RESERVES/ TRANSFERS	DEDUCTIONS	BALANCE AT END OF PERIOD
Year ended January 31, 2000	$3,804,000	$6,159,000	$—	$(3,364,000)	$6,599,000
Year ended January 31, 2001	6,599,000	3,625,000	—	(261,000)	9,963,000
Year ended January 31, 2002	9,963,000	11,632,000	6,858,000	(5,232,000)	23,221,000

EXHIBIT

EXHIBIT NO.	DESCRIPTION
2.1(1)	Amended and Restated Securities Purchase Agreement dated October 8, 2001, and effective as of October 1, 2001, by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
2.2(1)	Amendment No. 1 to the Amended and Restated Securities Purchase Agreement dated October 31, 2001 by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
3.1(2)	Restated Articles of Incorporation
3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC, Inc.
3.3(2)	By-Laws, as amended
4.1(3)
Rights Agreement, dated as of June 15, 2001, between REMEC, Inc. and Mellon Investor Services LLC as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC, Inc.; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.
10.1(4)*	Equity Incentive Plan
10.2(4)*	Employee Stock Purchase Plan
10.3(4)	Form of Indemnification Agreements between Registrant and its officers and directors
10.4(5)*	1996 Nonemployee Directors Stock Option Plan
10.5(6)	Participation Agreement dated as of August 25, 1998 among REMEC, The Union Bank of California N.A., and certain other parties identified therein
10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998
10.8(7)	Third Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated February 24, 2000
10.9(8)	Fourth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated April 20, 2000
10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and the Union Bank of California, N.A., dated May 31, 2000
10.11(8)	Fifth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated January 31, 2001
10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
10.13(2)	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC
10.14(2)*	Form of Change of Control Agreement
10.15(9)*	Change of Control Severance Agreement dated April 9, 2001 between REMEC and David L. Morash

10.16(2)*	Employment and Change of Control Agreement dated July 11, 2001 between REMEC and Bruce Anderson
10.17(10)*	2001 Equity Incentive Plan
10.18(1)	License Agreement dated as of October 31, 2001 by and among ADC Telecommunications, Inc. and ADC Telecommunications Oy
21.1(2)	Subsidiaries of REMEC
23.1(2)	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

(1)
Previously filed with the Securities and Exchange Commission on November 14, 2001 as an exhibit to REMEC's Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.

(2)
Filed with this Annual Report on Form 10-K.

(3)
Previously filed with the Securities and Exchange Commission on June 15, 2001 as an exhibit to REMEC's Registration Statement on Form 8-A and incorporated by reference into this Annual Report on Form 10-K.

(4)
Previously filed with the Securities and Exchange Commission on February 1, 1996 as an exhibit to REMEC's Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.

(5)
Previously filed with the Securities and Exchange Commission on November 25, 1996 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-16687) and incorporated by reference into this Annual Report on Form 10-K.

(6)
Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.

(7)
Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.

(8)
Previously filed with the Securities and Exchange Commission on April 23, 2001, as an exhibit to REMEC's Annual Report on Form 10-K for the year ended January 31, 2001 and incorporated by reference into this Annual Report on Form 10-K.

(9)
Previously filed with the Securities and Exchange Commission on June 11, 2001, as an exhibit to REMEC's Quarterly Report on Form 10-Q for the quarter ended April 27, 2001 and incorporated by reference into this Annual Report on Form 10-K.

(10)
Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC's Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.

*
Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
REMEC, INC. ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JANUARY 31, 2002 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  INTRODUCTION
  INDUSTRY BACKGROUND
  THE REMEC SOLUTION
  STRATEGY
  PRODUCTS
  CUSTOMERS
  SALES AND MARKETING
  PRODUCT AND MANUFACTURING GROUPS
  MANUFACTURING
  COMPETITION
  RESEARCH AND DEVELOPMENT
  GOVERNMENT REGULATIONS
  INTELLECTUAL PROPERTY
  EMPLOYEES
  RISKS RELATING TO OUR BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LITIGATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
PART II
  ITEM 5. MARKET FOR REMEC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  MARKET INFORMATION
  DIVIDEND POLICY
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OVERVIEW
  RESULTS OF OPERATIONS
  FISCAL YEAR ENDED JANUARY 31, 2002 VS. FISCAL YEAR ENDED JANUARY 31, 2001
  FISCAL YEAR ENDED JANUARY 31, 2001 VS. FISCAL YEAR ENDED JANUARY 31, 2000
  LIQUIDITY AND CAPITAL RESOURCES
  CRITICAL ACCOUNTING POLICIES
  ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  INTEREST RATE RISK
  FOREIGN CURRENCY EXCHANGE RATE
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REMEC
MANAGEMENT
  OFFICERS AND DIRECTORS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
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
REMEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWERS OF ATTORNEY
REMEC, INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT