Form 10-Q
period 2002-05-03
REMEC INC
filed 2002-06-17
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2002

Commission File Number 0-27414

REMEC, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State of other jurisdiction of incorporation or organization)	95-3814301 I.R.S. Employer Identification Number
3790 VIA DE LA VALLE DEL MAR, CALIFORNIA (Address of principal executive offices)	92014 (Zip Code)

(858) 505-3713
(Registrant's telephone number, including area code)

        Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class	Outstanding as of: May 3, 2002
Common shares, $.01 par value	45,312,820

REMEC, Inc.
Form 10-Q
For The Quarterly Period Ended May 3, 2002

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 3, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,413	$49,438
Accounts receivable, net	43,717	33,765
Tax refund and other receivables	14,348	—
Inventories, net	44,704	44,314
Deferred income taxes	24,879	38,413
Other current assets	3,998	2,767

Total current assets	166,059	168,697
Property, plant and equipment, net	91,875	92,802
Restricted cash	17,049	17,049
Goodwill, net	35,225	34,887
Intangible and other assets, net	13,505	17,150

	$323,713	$330,585

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,420	$11,039
Accrued expenses and other current liabilities	24,985	30,578

Total current liabilities	40,405	41,617
Deferred income taxes and other long-term liabilities	7,858	7,099
Shareholders' equity	275,450	281,869

	$323,713	$330,585

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended
	May 3, 2002	April 27, 2001
Net sales	$59,063	$58,923
Cost of sales	49,130	54,552

Gross profit	9,933	4,371
Operating expenses:
Selling, general and administrative	9,556	12,000
Research and development	7,827	6,203

Total operating expenses	17,383	18,203

Loss from operations	(7,450)	(13,832)

Other income (expense):
Write-down of investment	—	(9,400)
Gain on sale of subsidiary	—	7,614
Interest income and other, net	178	1,726

Loss before credit for income taxes	(7,272)	(13,892)
Credit for income taxes	(2,109)	(4,723)

Net loss	$(5,163)	$(9,169)

Net loss per common share:
Basic	$(0.11)	$(0.21)

Diluted	$(0.11)	$(0.21)

Shares used in computing net loss per common share:
Basic	45,217	44,681

Diluted	45,217	44,681

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	May 3, 2002	April 27, 2001
OPERATING ACTIVITIES
Net loss	$(5,163)	$(9,169)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,090	4,793
Write-down of investment	—	9,400
Gain on sale of subsidiary	—	(7,614)
Changes in operating assets and liabilities:
Accounts receivable	(9,952)	11,019
Tax refund and other receivables	(14,348)	—
Inventories	(391)	(2,276)
Other current assets	12,303	(722)
Accounts payable	4,380	(5,861)
Accrued expenses, deferred income taxes and other long-term liabilities	(5,433)	(5,293)

Net cash used by operating activities	(13,514)	(5,723)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,897)	(7,658)
Payment for acquisitions, net of cash acquired	—	(24,363)
Proceeds from sale of subsidiary	—	13,782
Proceeds from sale of fixed assets	2,600	—
Other assets	(126)	1,855

Net cash used by investing activities	(2,423)	(16,384)
FINANCING ACTIVITIES
Repayments on credit facilities and long-term debt	—	(2,200)
Proceeds from sale of common stock	676	111

Net cash provided (used) by financing activities	676	(2,089)
Effect of exchange rate changes on cash	236	(67)

Decrease in cash and cash equivalents	(15,025)	(24,263)
Cash and cash equivalents at beginning of period	49,438	138,526

Cash and cash equivalents at end of period	$34,413	$114,263

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Quarterly Financial Statements

  The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2002, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of May 3, 2002, and the results of its operations for the three month periods ended May 3, 2002 and April 27, 2001. The results of operations for the interim period ended May 3, 2002, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

  Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (consisting of stock options) totaling 321 and 581 shares for the three months ended May 3, 2002 and April 27, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3.    Inventories

  Inventories consist of the following (in thousands):

	May 3, 2002	January 31, 2002
Raw materials	$31,430	$30,068
Work in progress	13,274	14,246

	$44,704	$44,314

  Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $1,000 and $1,067 at May 3, 2002, and January 31, 2002, respectively. REMEC had a reserve for excess and obsolete inventory of $22,989 and $23,221 as of May 3, 2002, and January 31, 2002, respectively.

4.    Comprehensive Income

  Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

  The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	May 3, 2002	April 27, 2001
Net loss	$(5,163)	$(9,169)
Change in net unrealized gain (loss) on investment	(2,616)	3,665
Foreign currency translation adjustment	236	409

Comprehensive loss	$(7,543)	$(5,095)

5.    Acquisition Transactions

  ADC Mersum Oy ("Solitra")

  On October 26, 2001, REMEC acquired Solitra, located in Oulu, Finland, from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra's radio frequency (RF) division and 100% of the shares of Solitra in exchange for cash consideration of $50.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The estimated excess of the purchase price over the net tangible assets acquired of approximately $28.2 million is being carried as intangible assets, including goodwill of $24.8 million. REMEC's consolidated financial statements include the results of Solitra from the date of acquisition.

  Pacific Microwave Corporation ("PMC")

  On March 7, 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of PMC, a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. REMEC's consolidated financial statements include the results of PMC from the date of acquisition.

  Humphrey, Incorporated

  On February 26, 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey, Inc. in exchange for cash consideration of $13.8 million. The sale of Humphrey resulted in a gain of $7.6 million, which has been recorded in the fiscal 2002 consolidated statement of operations.

  Pro Forma Information

  The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisition's of Solitra, PMC and the disposition of Humphrey had occurred on the first day of REMEC's fiscal year ended January 2002. The pro forma condensed consolidated results of operations would be as follows (in thousands, except per share data):

	Three Months Ended
	May 3, 2002	April 27, 2001
	(Historical)
Net sales	$59,063	$73,509
Net loss	$(5,163)	$(11,465)
Loss per share:
Basic	$(0.11)	$(0.26)
Diluted	$(0.11)	$(0.26)

6.    Information by Segment

  Our business is divided into four groups: Broadband Wireless, Mobile Wireless, Defense and Space and Global Manufacturing. Not included in the above groups are certain non-operating subsidiaries of REMEC and certain foreign subsidiaries, including Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communications. The Company's reportable segments have been determined based on the nature of the products offered to customers or the nature of their function within the organization. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes.

Segment Data (in thousands):

	Three Months Ended
	May 3, 2002	April 27, 2001
Net sales:
Broadband Wireless	$7,905	$19,603
Mobile Wireless	24,276	18,660
Defense and Space	17,234	15,294
Global Manufacturing	15,401	16,539
All other	2,315	4,503
Intersegment revenues	(8,068)	(15,676)

Consolidated net sales	$59,063	$58,923

Income (loss) from operations:
Broadband Wireless	$(5,266)	$(2,775)
Mobile Wireless	(4,407)	(9,430)
Defense and Space	1,991	710
Global Manufacturing	2,106	339
All other	(1,874)	(2,676)

Consolidated loss from operations	$(7,450)	$(13,832)

Depreciation and amortization:
Broadband Wireless	$405	$1,075
Mobile Wireless	977	692
Defense and Space	775	731
Global Manufacturing	2,082	1,055
All other	851	1,240

Consolidated depreciation and amortization	$5,090	$4,793

	May 3, 2002	January 31, 2002
Identifiable assets:
Broadband Wireless	$8,543	$33,275
Mobile Wireless	74,724	84,911
Defense and Space	33,510	31,725
Global Manufacturing	101,911	57,597
All other	105,025	123,077

Consolidated identifiable assets	$323,713	$330,585

7.    Restructuring

  During the fourth quarter of fiscal 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. The Company's restructuring plan included reductions in its overall cost structure, realignment of manufacturing capacity to current levels of demand and the transition of manufacturing operations to low cost, low tax offshore locations. Part of the restructuring effort also included a reduction in force of approximately 1,100 employees. As a result of this plan, restructuring related charges of approximately $17.3 million were recognized as operating expenses in fiscal 2002.

  The following table (in thousands) summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at May 3, 2002:

	Write-Down of Redundant/ Obsolete Assets	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Total
Balance at January 31, 2002	$523	$707	$2,208	$1,743	$5,181
Utilization of Reserves:
Cash	—	(114)	(323)	(75)	(512)

Balance at May 3, 2002	$523	$593	$1,885	$1,668	$4,669

8.    Goodwill and Other Intangible Assets—Adoption of Statement 142

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

  The Company has implemented SFAS No. 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002. The net book value assigned to our assembled workforce intangible asset of $500,000 has been reclassed and reported as goodwill and goodwill will no longer be amortized effective February 1, 2002. The following table presents reconciliation's of net loss and per share data to what would have been reported had the new rules been in effect for the three months ended April 27, 2001. (in thousands, except per share data):

	Three Months Ended
	May 3, 2002	April 27, 2001
Net loss as reported	$(5,163)	$(9,169)
Add back goodwill amortization, net of tax	—	606

Adjusted net loss	$(5,163)	$(8,563)

Basic and diluted net loss per share:
Reported net loss per share	$(0.11)	$(0.21)
Goodwill amortization per share, net of tax	—	0.01

Adjusted net loss per share	$(0.11)	$(0.20)

  Other Intangible Assets

  Acquired intangible assets subject to amortization at May 3, 2002 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$14,674	$7,669	$7,005
Trademark and trade name	1,524	644	880

	$16,198	$8,313	$7,885

  Amortization expense for intangible assets was $347 and $201 for the three months ended May 3, 2002 and April 27, 2001 respectively.

  The estimated annual amortization expense for amortized intangible assets owned as of December 31, 2002 for each of the five fiscal years is as follows (in thousands):

Years Ending December 31,
2002	$1,265
2003	1,388
2004	1,388
2005	1,388
2006	684
Thereafter	1,772

$7,885

9.    Subsequent Event

  On May 19, 2002, REMEC and Spectrian Corporation, a publicly held company, designer and manufacturer of single carrier and multi-carrier high-power RF amplifiers, announced that the two companies had entered into a definitive merger agreement through with REMEC will acquire Spectrian for approximately $160 million in stock and cash. This transaction is subject to the REMEC and Spectrian shareholders' approval, as well as customary closing conditions and regulatory approvals. Spectrian is located in Sunnyvale, California.

10.  Legal Proceedings

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

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

	Three months ended
	May 3, 2002	April 27, 2001
Net sales	100.0%	100.0%
Cost of sales	83.2	92.6

Gross profit	16.8	7.4
Operating expenses:
Selling, general & administrative	16.2	20.4
Research and development	13.2	10.5

Total operating expenses	29.4	30.9

Loss from operations	(12.6)	(23.5)
Write-down of investment	—	(15.9)
Gain on sale of subsidiary	—	12.9
Interest income and other, net	0.3	2.9

Loss before income taxes	(12.3)	(23.6)
Credit for income taxes	(3.6)	(8.0)

Net loss	(8.7)%	(15.6)%

Results of Operations

Net Sales And Gross Profit.    Net sales were $59.1 million for the three months ended May 3, 2002, and were essentially unchanged from the comparable prior year period. Gross profit increased 127.2% from $4.4 million for the three months ended April 27, 2001, to $9.9 million for the three months ended

May 3, 2002. Consolidated gross margin as a percentage of sales increased from 7.4% in the prior year to 16.8% for the three months ended May 3, 2002. Results for the three months ended April 27, 2001, included reserves for excess inventory of approximately $7.0 million. The improvement in both gross profit and gross margin as a percentage of sales during the current year reflects the absence of these charges and a reduction of operating costs associated with the Company's restructuring efforts.

Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 6 of the Condensed Consolidated Financial Statements. The following segment sales figures exclude intersegment revenues totaling $8.1 million and $15.7 million for the three months ended May 3, 2002 and April 27, 2001, respectively. Intersegment revenues resulted primarily from sales from the Global Manufacturing group. For purposes of this discussion, intersegment revenues were eliminated. Results within each of our business segments were as follows:

Broadband Wireless ("BBW").    Sales decreased 61.8% from $19.6 million for the three months ended April 27, 2001 to $7.5 million for the three months ended May 3, 2002. The decline in BBW sales reflects the overall decline in industry demand for point-to-point radios and transceivers. Gross margin as a percentage of sales decreased from 16.3% for the three months ended April 27, 2001 to 1.8% for the three months ended May 3, 2002. The decrease in gross margins in the current year is due to decreased overhead absorption resulting from the decline in production volume.

Mobile Wireless.    Sales increased 1.7% from $18.7 million for the three months ended April 27, 2001 to $18.9 million for the three months ended May 3, 2002, primarily as a result of an increase in filter products sales for mobile wireless communications infrastructure equipment which offset declining masthead and amplifier sales. Gross margins increased from a negative 22.1% for the three months ended April 27, 2001 to a positive 16.2% for the three months ended May 3, 2002. Results for the three months ended April 27, 2001 include reserves for excess inventory totaling approximately $5.2 million. The improvement in gross margins in the current year is due to the absence of such costs.

Defense and Space.    Sales increased 12.7% from $15.3 million for the three months ended April 27, 2001 to $17.2 million for the three months ended May 3, 2002. Gross margins as a percentage of sales increased from 22.0% for the period ended April 27, 2001 to 22.5% for the period ended May 3, 2002. The increase in sales revenue and the increase in gross margins as a percentage of sales reflect increased production volumes based on customer contract delivery requirements.

Global Manufacturing.    Sales to external customers increased 117.2% from $6.0 million for the three months ended April 27, 2001 to $13.1 million for the three months ended May 3, 2002. The increase in sales is primarily due to increased demand for consignment and turnkey manufacturing services. Gross margin as a percentage of sales increased from 11.3% for the three months ended April 27, 2001 to 18.6% for the three months ended May 3, 2002 as a result of improved overhead absorption due to increased production volume.

Other Sales.    Other sales, which are primarily generated at our majority owned Nanowave subsidiary, decreased 42.9% from $4.1 million for the three months ended April 27, 2001 to $2.3 million for the three months ended May 3, 2002. The sales decline is attributable to decreased demand for microwave modules for the fiber optic market. Gross margin as a percentage of sales increased to 18.3% for the three months ended May 3, 2002 as a result of a reduction of manufacturing overhead at Nanowave.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, decreased 20.4% from $12.0 million for the three months ended April 27, 2001 to $9.6 million for the three months ended May 3, 2002. The decrease in SG&A is primarily attributable to the reversal of approximately $1.7 million of accrued employee compensation and professional fees accruals and a $.6 million reduction of goodwill amortization due to the implementation of FAS 142 which eliminates the requirement to amortize goodwill. As a percentage of net sales, SG&A expenses decreased from

20.4% for the three months ended April 27, 2001 to 16.2% for the three months ended May 3, 2002 as a result of the factors noted above.

Research And Development Expenses.    Research and development expenses increased 26.2% from $6.2 million for the three months ended April 27, 2001 to $7.8 million for the three months ended May 3, 2002, and as a percentage of net sales, increased from 10.5% for the three months ended April 27, 2001 to 13.2% for the three months ended May 3, 2002. These expenditures are almost entirely attributable to REMEC's Broadband Wireless and Mobile Wireless groups and reflect activity associated with new wireless communications product development initiatives which the Company believes are required to meet current and future market and customer requirements.

Write-Down Of Investment.    Results of operations for the three months ended April 27, 2001 include a $9.4 million charge to operations representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with our proposed merger with Allgon, to its market value. Subsequent increases and decreases have been recorded as unrealized gains and losses in other comprehensive income. There was no similar write-down in the current period.

Gain On Sale Of Subsidiary.    Results of operations for the three months ended April 27, 2001 include the gain of $7.6 million from the sale of our Humphrey, Inc. subsidiary. There was no similar gain in the current period.

Interest Income And Other, Net.    Interest income and other, net decreased 89.7% from $1.7 million for the three months ended April 27, 2001 to $0.2 million for the three months ended May 3, 2002. The decrease was due to the combination of a reduction in the amount of funds available for investment and reduced yields on our investments as short term interest rates declined from their levels of a year ago.

Credit For Income Taxes.    The Company recorded a credit for income taxes of $2.1 during the three months ended May 3, 2002 as compared to a credit of $4.7 million for the comparable period. The credit for income taxes recorded during this fiscal period reflects the recognition of the tax benefit associated with REMEC's domestic net operating losses.

Liquidity and capital resources

At May 3, 2002, REMEC had $125.7 million of working capital, which included cash and equivalents totaling $34.4 million. REMEC leases certain office and production facilities under noncancelable agreements classified as operating leases. In accordance with generally accepted accounting principles, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. For further discussion of REMEC's lease obligations, see our Annual Report on Form 10-K for the year ended January 31, 2002. During fiscal 2001, REMEC entered into a security agreement with a bank whereby REMEC agreed to pledge approximately $17.0 million in connection with the collateralization of one of our facility leases with an affiliate of the bank. The collateral for this lease is included in our balance sheet as restricted cash.

During the three months ended May 3, 2002, operations used cash of approximately $13.5 million. The negative operating cash flow during the first quarter was principally the result of cash used to fund working capital requirements, including a $10.0 million increase in accounts receivable arising as a result of difficulties encountered in converting to our new accounting system.

During the three months ended May 3, 2002, $2.4 million was used by investing activities consisting of $4.9 million of capital expenditures and a net cash inflow of approximately $2.6 million resulting from the net cash proceeds received from the sale of certain real property.

Financing activities provided approximately $0.7 million during the three months ended May 3, 2002, as a result of proceeds from the issuance of common stock by REMEC under its Employee Stock Purchase Plan and from stock option exercises.

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

Inventory Adjustments.    Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year's expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At May 3, 2002, inventories totaled $44.7 million, net of reserves for excess and obsolete inventory of $23.0 million and contract losses of $2.9 million.

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

In 2002, SFAS No. 142 "Goodwill and Other Intangible Assets" became effective and as a result, we no longer amortize goodwill assets. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

Accrued Restructuring Related Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At May 3, 2002, the remaining balance of accrued restructuring costs was $4.7 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

Valuation of Deferred Income Taxes.    Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management is implementing tax strategies in fiscal 2003, including the carryback of net operating losses that are expected to provide for the realization of the deferred tax assets generated in fiscal 2002. The likelihood of a material change in our expected realization of these assets depends on: our ability to carry back losses to periods with taxable income, future taxable income allowing us to deduct tax loss carryforwards against such future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax treatment received in the foreign jurisdictions in which we operate.

PART II—OTHER INFORMATION

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk.    REMEC is exposed to changes in interest rates to the extent of its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially affect the fair value of these securities at May 3, 2002.

Foreign Currency Exchange Rate.    REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements

Item 6. Exhibits and Reports on Form 8-K

(a)
There were no exhibits attached herewith:

(b)
There were no reports on Form 8-K filed by the registrant during the quarter ended May 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc. (Registrant)
By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman and Chief Executive Officer
By:	/s/ DAVID L. MORASH David L. Morash Chief Financial and Accounting Officer
Date:	June 17, 2002

QuickLinks

REMEC, Inc. Form 10-Q For The Quarterly Period Ended May 3, 2002
PART I—FINANCIAL INFORMATION
  Item 1
REMEC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
REMEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
REMEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES