Form 10-Q
period 2002-08-02
REMEC INC
filed 2002-09-16
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2002

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

        Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class	Outstanding as of: August 2, 2002
Common shares, $.01 par value	45,486,772

REMEC, Inc.
Form 10-Q
For The Quarterly and Six Month Periods Ended August 2, 2002

Index		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Unaudited Financial Statements:
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	17
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19
CERTIFICATIONS		20
EXHIBITS
Exhibit 10.1
Exhibit 99.1

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 2, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,530	$49,438
Accounts receivable, net	40,099	33,765
Inventories, net	43,866	44,314
Deferred income taxes	24,879	38,413
Other current assets	8,073	2,767

Total current assets	151,447	168,697
Property, plant and equipment, net	90,128	92,802
Restricted cash	17,049	17,049
Goodwill, net	36,407	34,887
Intangibles and other assets, net	11,335	17,150

	$306,366	$330,585

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,646	$11,039
Accrued expenses and other current liabilities	19,782	30,578

Total current liabilities	35,428	41,617
Deferred income taxes and other long-term liabilities	6,405	7,099
Shareholders' equity	264,533	281,869

	$306,366	$330,585

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net sales	$53,488	$60,391	$112,551	$119,314
Cost of sales	49,470	53,718	98,600	108,270

Gross profit	4,018	6,673	13,951	11,044
Operating expenses:
Selling, general and administrative	11,583	12,494	21,138	24,494
Research and development	7,783	6,545	15,611	12,748

Total operating expenses	19,366	19,039	36,749	37,242

Loss from operations	(15,348)	(12,366)	(22,798)	(26,198)
Write-down of investment	—	—	—	(9,400)
Gain on sale of subsidiary	—	—	—	7,614
Interest income and other, net	650	1,731	827	3,457

Loss before income taxes	(14,698)	(10,635)	(21,971)	(24,527)
Credit for income taxes	(3,823)	(4,380)	(5,932)	(9,103)

Net loss	$(10,875)	$(6,255)	$(16,039)	$(15,424)

Net loss per common share:
Basic	$(0.24)	$(0.14)	$(0.35)	$(0.34)

Diluted	$(0.24)	$(0.14)	$(0.35)	$(0.34)

Shares used in computing net loss per common share:
Basic	45,320	44,833	45,268	44,759

Diluted	45,320	44,833	45,268	44,759

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	August 2, 2002	July 27, 2001
OPERATING ACTIVITIES
Net income loss	$(16,039)	$(15,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,191	9,810
Write-down of investment	—	9,400
Gain on sale of subsidiary	—	(7,614)
Changes in operating assets and liabilities:
Accounts receivable	(6,334)	11,895
Inventories	448	4,613
Other current assets	8,229	(458)
Accounts payable	4,607	(10,204)
Accrued expenses, deferred income taxes and other long-term liabilities	(12,530)	(10,722)

Net cash used by operating activities	(11,428)	(8,704)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,920)	(12,160)
Payment for acquisitions, net of cash acquired	—	(27,944)
Proceeds from sale of subsidiary	—	13,782
Proceeds from sale of property	2,600	—
Other assets	(1,532)	3,110

Net cash used by investing activities	(6,852)	(23,212)
FINANCING ACTIVITIES
Debt repayments	—	(2,202)
Proceeds from sale of common stock	1,356	1,362

Net cash used by financing activities	1,356	(840)
Effect of exchange rate changes on cash	2,016	(96)

Decrease in cash and cash equivalents	(14,908)	(32,852)
Cash and cash equivalents at beginning of period	49,438	138,526

Cash and cash equivalents at end of period	$34,530	$105,674

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. Quarterly Financial Statements

        The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2002, included in REMEC's Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of August 2, 2002, and the results of its operations for the three and six month periods ended August 2, 2002 and July 27, 2001. The results of operations for the interim periods ended August 2, 2002, are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

        The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including REMEC's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other risk factors and considerations described in REMEC's Annual Report on Form 10-K, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (consisting of stock options) totaling 107 and 653 shares for the three and six months months ended August 2, 2002, and 214 and 617 shares for the three and six months ended July 27, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3. Inventories

        Inventories consist of the following (in thousands):

	August 2, 2002	January 31, 2002
Raw materials	$33,603	$30,068
Work in progress	10,263	14,246

	$43,866	$44,314

        Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $900 and $1,067 at August 2, 2002, and January 31, 2002, respectively. REMEC had a reserve for obsolete and unusable inventory of $22,661 and $23,221 as of August 2, 2002, and January 31, 2002, respectively.

4. Comprehensive Income (Loss)

        Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

        The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net loss	$(10,875)	$(6,255)	$(16,039)	$(15,424)
Change in net unrealized loss on investment	(2,050)	761	(4,667)	4,426
Foreign currency translation adjustment	1,329	(29)	2,016	380

Comprehensive loss	$(11,596)	$(5,523)	$(18,690)	$(10,618)

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

  Humphrey, Incorporated

        On February 26, 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey, Inc. in exchange for cash consideration of $13.8 million. The sale of Humphrey resulted in a gain of $7.6 million, in the fiscal 2002.

  Pro Forma Information

        The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisition of Solitra had occurred on the first day of REMEC's fiscal year ended January 31, 2002. The pro forma condensed consolidated results of operations would be as follows (in thousands, except per share data):

	Six Months Ended
	August 2, 2002	July 27, 2001
Net sales	$112,551	$135,068
Net loss	$(16,039)	$(13,254)
Net loss per share:
Basic	$(0.35)	$(0.30)
Diluted	$(0.35)	$(0.30)

6. Information by Segment

        Our business is divided into four groups: Broadband Wireless, Mobile Wireless, Defense and Space and Global Manufacturing. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and other wireless communications. The Company's reportable segments have been determined based on the nature of the products offered to customers or the nature of their function within the organization. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes.

Segment Data (in thousands):

	Three months ended		Six months ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Sales:
Broadband Wireless	$9,814	$15,854	$17,719	$35,458
Mobile Wireless	22,379	18,969	46,655	37,629
Defense and Space	17,779	15,387	35,014	30,681
Global Manufacturing	9,651	18,242	25,053	34,781
All other	2,066	2,850	4,379	7,352
Intersegment revenues	(8,201)	(10,911)	(16,269)	(26,587)

Consolidated net sales	$53,488	$60,391	$112,551	$119,314

Income (loss) from operations:
Broadband Wireless	$(4,832)	$(4,817)	$(10,098)	$(7,592)
Mobile Wireless	(9,483)	(4,141)	(13,890)	(13,572)
Defense and Space	2,347	1,178	4,338	1,888
Global Manufacturing	(211)	(530)	1,895	(191)
All other	(3,169)	(4,056)	(5,043)	(6,731)

Consolidated loss from operations	$(15,348)	$(12,366)	$(22,798)	$(26,198)

Depreciation and amortization:
Broadband Wireless	$377	$1,351	$782	$2,427
Mobile Wireless	508	657	1,196	1,349
Defense and Space	836	704	1,611	1,435
Global Manufacturing	2,302	1,069	4,673	2,124
All other	1,078	1,238	1,929	2,475

Consolidated depreciation and amortization	$5,101	$5,019	$10,191	$9,810

	August 2, 2002	January 31, 2002
Identifiable assets:
Broadband Wireless	$10,589	$33,275
Mobile Wireless	82,278	84,911
Defense and Space	33,852	31,725
Global Manufacturing	76,359	57,597
All other	103,288	123,077

Consolidated identifiable assets	$306,366	$330,585

        During the current fiscal year, the Company transferred certain identifiable assets to its Global Manufacturing segment from its other commercial product groups as part of the Company's reorganization efforts.

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

        The following table (in thousands) summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at August 2, 2002:

	Write-Down of Redundant/ Obsolete Assets	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Total
Balance at January 31, 2002	$523	$707	$2,208	$1,743	$5,181
Utilization of Reserves:
Cash	—	(324)	(684)	(154)	(1,162)

Balance at August 2, 2002	$523	$383	$1,524	$1,589	$4,019

        In the second half of the current fiscal year, the Company expects to complete the disposal of redundant assets, the facility consolidation and the remaining workforce reductions. As of August 2, 2002, the company continues to believe that its estimates of accrued restructuring costs remain appropriate and adequate to complete these efforts.

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

        The Company has implemented SFAS 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002. The net book value assigned to our assembled workforce intangible asset at August 2, 2002, which totaled approximately $500 has been reclassed and reported as goodwill and will no longer be amortized effective February 1, 2002.

        The following table presents reconciliation's of net loss and per share data to what would have been reported had the new rules been in effect for the three and six months ended July 27, 2001. (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net loss as reported	$(10,875)	$(6,255)	$(16,039)	$(15,424)
Add back goodwill amortization, net of tax	—	581	—	1,162

Adjusted net loss	$(10,875)	$(5,674)	$(16,039)	$(14,262)

Basic and diluted net loss per share:
Reported net loss per share	$(0.24)	$(0.14)	$(0.35)	$(0.34)
Goodwill amortization per share, net of tax	—	0.01	—	0.03

Adjusted net loss per share	$(0.24)	$(0.13)	$(0.35)	$(0.31)

  Other Intangible Assets

        Acquired intangible assets subject to amortization at August 2, 2002 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$14,674	$7,972	$6,702
Trademark and trade name	1,443	748	695

	$16,117	$8,720	$7,397

        Amortization expense for intangible assets was $347 and $695 for the three months and six months ended August 2, 2002, respectively, and $270 and $540 for the three and six months ended July 27, 2001, respectively.

9. Newly Issued Accounting Standards

        In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, however, earlier adoption is permissible. We do not intend to early adopt SFAS 146.

10. Income Taxes

        The credit for income taxes recorded reflects the recognition of the tax benefit associated with REMEC's net operating losses. The Company has continued to record tax benefit for these operating losses on the basis of its forecast which assumes attaining revenue levels and related margins, continuing with cost cutting measures and implementing tax planning strategies all of which, will ensure the realization of the recorded tax benefits. If the Company is unable to achieve its forecasted operating results and complete its tax planning efforts, the Company will be unable to take tax benefit for future operating losses and depending on the short-fall, may have to reduce the carrying value of its deferred tax assets.

11. Pending Business Combination

        On May 19, 2002, REMEC and Spectrian Corporation, a publicly held company, designer and manufacturer of single carrier and multi-carrier high-power RF amplifiers, announced that the two companies had entered into a definitive merger agreement through with REMEC will acquire Spectrian for approximately $160 million in stock and cash. This transaction is subject to the REMEC and Spectrian shareholders' approval, as well as customary closing conditions and regulatory approvals. Spectrian is located in Sunnyvale, California. As of August 2, 2002, the Company has deferred approximately $0.9 million of costs incurred in connection with this transaction. Such costs have been included in the balance sheet as other assets, and would have to be written off to other expense in the event the transaction is not completed.

12. Legal Proceedings

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our business is divided into four groups: Broadband Wireless, Mobile Wireless, Defense and Space and Global Manufacturing. The Broadband Wireless group develops and manufactures microwave products for fixed access wireless communications infrastructure equipment integrated into wireless networks for high speed voice, video, data and internet services. The Mobile Wireless group develops and manufactures integrated RF products that improve the performance and cost effectiveness of mobile wireless communications infrastructure equipment. The Defense and Space group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Global Manufacturing group provides high volume production of microwave products, including test and critical hybrid circuits, to our product groups as well as providing contract manufacturing services to third party customers. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and other wireless communication systems.

Results of Operations as a Percentage of Net Sales

        The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

	Three months ended		Six months ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.5	89.0	87.6	90.7

Gross profit	7.5	11.0	12.4	9.3
Operating expenses:
Selling, general & administrative	21.6	20.7	18.8	20.5
Research and development	14.6	10.8	13.9	10.7

Total operating expenses	36.2	31.5	32.7	31.2

Loss from operations	(28.7)	(20.5)	(20.3)	(21.9)
Write-down of investment	—	—	—	(7.9)
Gain on sale of subsidiary	—	—	—	6.4
Interest income and other, net	1.2	2.8	0.7	2.9

Loss before income taxes	(27.5)	(17.7)	(19.6)	(20.5)
Credit for income taxes	(7.2)	(7.3)	(5.3)	(7.6)

Net loss	(20.3)%	(10.4)%	(14.3)%	(12.9)%

Results of Operations

        Net Sales and Gross Profit.    Net sales were $53.5 million and $112.6 million for the three and six months ended August 2, 2002, respectively, representing decreases of $6.9 million (11.4%) and $6.8 million (5.7%), respectively, from the comparable prior year periods. The decline in net sales reflects continued weak demand from telecommunications infrastructure customers. Gross profit was $4.0 million and $14.0 million for the three and six months ended August 2, 2002, respectively, as compared to $6.7 million and $11.0 million for the comparable prior year periods. For the three months ended August 2, 2002, consolidated gross margin as a percentage of sales decreased to 7.5% from 11.0% during the comparable prior year period principally as a result of the decline in sales volume and the additional fixed overhead costs arising from the production operations of Solitra and REMEC China (which were both acquired in the fourth quarter of last year). On a year-to-date basis, gross margin as a percentage of sales increased to 12.4% from 9.3% in the prior year. Prior year results included reserves for excess inventory of approximately $9.9 million, which have only been $0.8 million in the current year.

        Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 6 of the Condensed Consolidated Financial Statements. The following segment sales figures exclude intersegment revenues totaling $8.2 million and $16.3 million for the three and six months ended August 2, 2002, and $10.9 million and $26.6 million for the three and six months ended July 27, 2001, respectively. Intersegment revenues resulted primarily from sales from the Global Manufacturing group. Results within each of our business segments were as follow:

        Broadband Wireless ("BBW").    Net sales were $8.5 million and $16.0 million for the three and six months ended August 2, 2002, representing decreases of $6.3 million (42.6%) and $17.4 million (52.2%), respectively, from the comparable prior year periods. The decline in BBW sales reflects the overall decline in industry demand for point-to-point radios and transceivers. For the three months ended August 2, 2002, gross margin as a percentage of sales increased to 7.9% from 7.5% in the comparable prior year period. Prior year gross margins include inventory reserves of $2.9 million. The improvement in the current year is due to the absence of these costs. On a year-to-date basis, gross margin decreased to 5.0% from 12.2% for the comparable prior year due to the decline in sales and the under absorbed costs associated with excess manufacturing capacity.

        Mobile Wireless.    Net sales were $17.6 million and $36.6 million for the three and six months August 2, 2002, representing increases of $0.1 million (0.4%) and $2.9 million (8.6%), respectively, from the comparable prior year periods. The increase in net sales during these periods is primarily due to additional filter product sales associated with the acquisition of Solitra in the fourth quarter of the prior year which offset declining masthead and amplifier sales. For the three months ended August 2, 2002, gross margin as a percentage of net sales decreased to a negative 10.6% from a positive 6.8% in the comparable prior year period due primarily to competitive pressures resulting in lower average selling prices coupled with increased manufacturing costs due to excess manufacturing capacity. On a year-to-date basis, gross margin increased to a positive 3.3% from a negative 8.8% in the prior year. Results for the six months ended July 27, 2001 include reserves for excess inventories totaling approximately $5.0 million. The improvement of gross margins in the current year is primarily due to the absence of these costs.

        Defense and Space.    Net sales were $17.8 million and $35.0 million for the three and six months ended August 2, 2002, representing increases of $2.4 million (15.7%) and $4.4 million (14.3%), respectively, from the comparable prior year periods. Gross margin as a percentage of sales increased to 27.4% and 25.0% for the three and six months ended August 2, 2002, respectively, from 21.9% for both of the comparable prior year periods. The increase in sales revenues is mainly attributable to increased delivery rates based on customer contract requirements. The increase in gross margins as a percentage of net sales reflects the transitioning of several programs from the development and low-rate production phase to the higher gross margin full-rate production phase and improved overhead absorption resulting from the overall increase in production volumes.

        Global Manufacturing.    Net sales to external customers were $7.8 million and $20.8 million for the three and six months ended August 2, 2002, representing a decrease of $2.6 million (25.2%) and an increase of $5.4 million (35.2%), respectively, over the prior year periods. The changes in relative sales levels reflect fluctuating demand for consignment and turnkey manufacturing services from our largest manufacturing services customer. For the three months ended August 2, 2002, gross margin as a percentage of net sales decreased to a negative 4.8% from 9.3 in the comparable prior year period as a result of the impact on overhead absorption of the decline in production volume. On a year-to-date basis, however, gross margin increased to 10.9% from 10.5% in the prior year due to the overall increase in production volume.

        Other Sales.    Other sales, which are primarily generated at our majority owned Nanowave subsidiary, were $1.8 million and $4.2 million for the three and six months ended August 2, 2002, representing decreases of $0.5 million (20.5%) and $2.0 million (32.8%), respectively, from the comparable prior year periods. The sales decline is attributable to decreased demand for microwave modules for the fiber optic market. For the three and six months ended August 2, 2002, gross margin as a percentage of net sales decreased to a negative 0.8% and a positive 9.8%, respectively, from 7.5% and 11.0% in the comparable prior year periods as a result of the impact on overhead absorption of the decline in production volume.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, were $11.6 million and $21.1 million for the three and six months ended August 2, 2002, respectively, as compared to $12.5 million and $24.5 million during the comparable prior year periods. The decrease in SG&A for the three months ended August 2, 2002, reflects the impact of the Company's cost savings initiatives and a $.6 million reduction of goodwill amortization due to the implementation of FAS 142, which eliminates the requirement to amortize goodwill. The $3.4 million decrease in SG&A on a year to date basis is primarily attributable to the reversal of approximately $1.7 of accrued employee compensation and professional fees accruals and a $1.2 million reduction of goodwill amortization due to the accounting change discussed above.

        Research and Development Expenses.    Research and development expenses were $7.8 million and $15.6 million for the three and six months ended August 2, 2002, respectively, as compared to $6.5 million and $12.7 million during the comparable prior year periods. As a percentage of net sales, research and development expenses increased from 10.8% and 10.7% to 14.6% and 13.9% for the three and six months ended August 2, 2002, respectively. These expenditures are almost entirely attributable to REMEC's Broadband Wireless and Mobile Wireless groups and reflect increased activity associated with new wireless communications product development initiatives that the Company believes are required to meet current and future market and customer requirements.

        Write-Down of Investment.    Results of operations for the six months ended July 27, 2001 include a $9.4 million charge to operations representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with our proposed merger with Allgon, to its market value. Subsequent increases and decreases have been recorded as unrealized gains and losses in other comprehensive income. There was no similar write-down in the current period.

        Gain on Sale of Subsidiary.    Results of operations for the six months ended July 27, 2001 include the gain of $7.6 million from the sale of our Humphrey, Inc. subsidiary. There was no similar gain in the current period.

        Other Income and Expense, Net.    Other income and expense, net, which consist principally of interest income was $0.7 million and $0.8 million for the three and six months ended August 2, 2002, respectively, as compared to $1.7 million and $3.5 million during the comparable prior year periods. The decrease was due to the combination of a reduction in the amount funds available for investment and reduced yields on our investments as short-term interest rates declined from their levels a year ago.

        Credit for Income Taxes.    The Company recorded a credit for income taxes of $3.8 million and $5.9 million for the three and six months ended August 2, 2002, as compared to a credit for income taxes of $4.4 million and $9.1 million in the comparable prior year periods. The credit for income taxes recorded reflects the recognition of the tax benefit associated with REMEC's net operating losses. The Company has continued to record tax benefit for these operating losses on the basis of its forecast which assumes attaining revenue levels and related margins, continuing with cost cutting measures and implementing tax planning strategies which will ensure the realization of the recorded tax benefits. If the Company is unable to achieve its forecasted operating results and complete its tax planning efforts, the Company will be unable to take tax benefit for future operating losses and depending on the short-fall, may have to reduce the carrying value of its deferred tax assets.

Liquidity and capital resources

        At August 2, 2002, REMEC had $116.0 million of working capital, which included cash and equivalents totaling $34.5 million. REMEC leases certain office and production facilities under noncancelable agreements classified as operating leases. In accordance with generally accepted accounting principles, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. For further discussion of REMEC's lease obligations, see our Annual Report on Form 10-K for the year ended January 31, 2002. During fiscal 2001, REMEC entered into a security agreement with a bank whereby REMEC agreed to pledge approximately $17.0 million in connection with the collateralization of one of our facility leases with an affiliate of the bank. The collateral for this lease is included in our balance sheet as restricted cash.

        During the six months ended August 2, 2002, operations used cash of approximately $11.0 million. The negative operating cash flow during this period was principally the result of the Company's operating losses and cash used to fund working capital requirements including a $6.3 million increase in accounts receivable arising primarily as a result of difficulties encountered in converting to our new accounting system.

        During the six months ended August 2, 2002, $6.9 million was used by investing activities consisting of $7.9 million of capital expenditures and a net cash inflow of approximately $2.6 million resulting from the net cash proceeds received from the sale of certain real property.

        Financing activities provided approximately $1.4 million during the six months ended August 2, 2002, as a result of proceeds from the issuance of common stock by REMEC under its Employee Stock Purchase Plan and from stock option exercises.

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

        Revenue Recognition.    We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers "Free on Board" shipping point. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer, were to change, materially different results could occur.

        Inventory Adjustments.    Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year's expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At August 2, 2002, inventories totaled $43.9 million, net of reserves for excess and obsolete inventory of $22.7 million and contract losses of $2.3 million.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we periodically assess the impairment of goodwill, intangible and other long-lived assets, which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; any volatility or significant decline in our stock price and market capitalization compared to our net book value; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset(s); and the impact of significant negative industry or economic trends. In accordance with the provisions of SFAS 142 we discontinued amortization of goodwill and will perform impairment tests at least annually.

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

        Accrued Restructuring Related Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At August 2, 2002, the remaining balance of accrued restructuring costs was $4.0 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

        Valuation of Deferred Income Taxes.    Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management is implementing tax strategies in the current year that are expected to provide for the realization of the deferred tax assets recorded by the Company. The likelihood of a material change in our expected realization of these assets depends on: future taxable income allowing us to deduct tax loss carry-forwards against such future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax treatment received in the foreign jurisdictions in which we operate.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        Interest Rate Risk.    REMEC is exposed to changes in interest rates to the extent of its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially affect the fair value of these securities at August 2, 2002.

        Foreign Currency Exchange Rate.    REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting (the "Annual Meeting") of Shareholders of REMEC was held on Friday, June 14, 2002, at REMEC's principal executive offices located at 3790 Via de la Valle, Suite 311, Del Mar, California. Of the 44,994,742 shares of our Common Stock, which could be voted at the Annual Meeting, 41,012,383 shares of our Common Stock, representing 91.15% of our outstanding Common Stock on the record date for the Annual Meeting of April 19, 2002, were represented at the Annual Meeting in person or by proxy, which constitutes a quorum. The following items were voted upon by the shareholders with voting results as follows:

1.
Election of the following persons to our Board of Directors, to hold office until the next annual meeting to stockholders and until their successors are duly elected and qualified.

	Votes for	Votes against or withheld	Votes abstained	Broker non-votes
Ronald E. Ragland	32,866,925	8,133,458	—	—
Thomas A. Corcoran	39,190,697	1,821,686	—	—
Mark D. Dankberg	39,713,726	1,298,657	—	—
William H. Gibbs	40,310,090	702,293	—	—
Andre R. Horn	39,635,427	1,376,956	—	—
Jeffrey M. Nash, Ph.D.	39,724,589	1,287,794	—	—
2.
To approve an amendment to REMEC's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 2,700,000 to 3,450,000. The results for the approval of REMEC's amendment to the Employee Stock Purchase Plan.

Votes for	Votes against or withheld	Votes abstained	Broker non-votes
36,409,640	2,064,193	2,538,550	—

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed herewith:

•
Exhibit 10.1—Executive Transition Agreement

•
Exhibit 99.1—Certification under Section 906 of the Sarbanes—Oxley Act of 2002

(b)
There was one report on Form 8-K filed by the registrant during the quarter ended August 2, 2002, which disclosed the following:

          On May 20, 2002, REMEC, Inc. filed a Current Report on form 8-K to announce that the Company entered into a definitive agreement with Spectrian Corporation and Reef Acquisition Corp., a wholly owned subsidiary of REMEC, pursuant to which REMEC will acquire Spectrian by a merger of Reef Acquisition Corp., with and into Spectrian.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc. (Registrant)
By:	/s/ Ronald E. Ragland Ronald E. Ragland Chairman and Chief Executive Officer
By:	/s/ David L. Morash David L. Morash Chief Financial and Accounting Officer
Date:	September 16, 2002

CERTIFICATIONS

I, Ronald E. Ragland, Chief Executive Officer of REMEC, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of REMEC, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
/s/ Ronald E. Ragland Ronald E. Ragland, Chairman and Chief Executive Officer

I, David L. Morash, Chief Financial and Accounting Officer of REMEC, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of REMEC, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
/s/ David L. Morash David L. Morash, Chief Financial and Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1
  Item 2
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS