Form 10-K/A
period 2002-01-31
REMEC INC
filed 2002-11-13
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          to                         .

COMMISSION FILE NUMBER 1-16541

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
COMMON STOCK, $.01 PAR VALUE
(TITLE OF CLASS)

        Indicate by check mark whether REMEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that REMEC was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of REMEC on March 28, 2002 was approximately $391,328,000 based on the last reported sale price on the Nasdaq National Market of $9.25 per share of such stock on March 28, 2002.

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

REMEC and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	FISCAL YEAR ENDED JANUARY 31,
	2002	2001	2000	1999	1998
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS [1]:
Net sales	$229,981	$273,499	$189,189	$179,215	$191,008
Cost of sales	207,411	203,811	143,580	137,443	132,349

Gross profit	22,570	69,688	45,609	41,772	58,659
Operating expenses:
Selling, general and administrative	49,400	43,311	38,189	36,835	31,210
Research and development	26,332	18,953	13,994	10,903	7,887
In-process research and development	8,002	—	—	—	—
Impairment of long-lived assets	17,695	2,311	—	—	—
Restructuring charges	17,257	—	—	—	—
Merger and acquisition costs	—	2,750	3,130	—	1,069

Total operating expenses	118,686	67,325	55,313	47,738	40,166

Income (loss) from operations	(96,116)	2,363	(9,704)	(5,966)	18,493
Write-down of investment	(9,400)	—	—	—	—
Gain on sale of subsidiary	7,614	—	—	—	2,833
Gain on sale of investment	—	1,707	—	—	—
Interest income (expense) and other, net	4,892	9,803	2,601	3,008	2,314

Income (loss) before provision for income taxes and minority interest	(93,010)	13,873	(7,103)	(2,958)	23,640
Provision (credit) for income taxes	(22,175)	2,917	(428)	1,873	8,886

Net income (loss) before minority interest	(70,835)	10,956	(6,675)	(4,831)	14,754
Minority interest	(972)	77	—	—	—

Net income (loss)	$(69,863)	$10,879	$(6,675)	$(4,831)	$14,754

Basic earnings per share	$(1.56)	$.25	$(.18)	$(.13)	$.44

Diluted earnings per share	$(1.56)	$.24	$(.18)	$(.13)	$.42

Shares used in per share calculations:
Basic	44,904	43,436	37,721	37,083	33,803

Diluted	44,904	45,482	37,721	37,083	34,842

	AT JANUARY 31,
	2002	2001	2000	1999	1998
	(IN THOUSANDS)
BALANCE SHEET DATA[1]:
Cash and cash equivalents	$49,438	$138,526	$34,836	$83,012	$47,966
Working capital	125,259	225,405	95,610	133,807	99,221
Total assets	324,738	390,225	223,929	218,571	179,082
Long-term debt	—	—	5,049	—	—
Total shareholders' equity	281,869	341,486	187,892	191,607	145,990

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

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.2	74.5	75.9

Gross profit	9.8	25.5	24.1
Operating expenses:
Selling, general and administrative	21.5	15.8	20.1
Research and development, including in-process	14.9	6.9	7.4
Impairment of long-lived assets	7.7	0.9	—
Restructuring charges	7.5	—	—
Transaction costs	—	1.0	1.7

Total operating expenses	51.6	24.6	29.2

Income (loss) from operations	(41.8)	0.9	(5.1)
Write-down of investment	(4.1)	—	—
Gain on sale of subsidiary	3.3	—	—
Gain on sale of investment	—	0.6	—
Interest income and other, net	2.2	3.6	1.4

Income (loss) before provision (credit) for income taxes and minority interest	(40.4)	5.1	(3.7)
Provision (credit) for income taxes	(9.6)	1.1	(0.2)

Net income (loss) before minority interest	(30.8)	4.0	(3.5)
Minority interest	(0.4)	—	—

Net income (loss)	(30.4)%	4.0%	(3.5)%

FISCAL YEAR ENDED JANUARY 31, 2002 VS. FISCAL YEAR ENDED JANUARY 31, 2001

        Net Sales And Gross Profit. Net sales for fiscal 2002 decreased 15.9% from $273.5 million during fiscal 2001 to $230.0 million during fiscal 2002 (of which $16.6 million of revenue from operations from companies acquired during the year), due to decreased demand from the telecommunications equipment sector, pricing pressures affecting our commercial business segments and a reduction of defense products sales as a result of the sale of our Humphrey subsidiary in February 2002 (Humphrey contributed sales of $13.4 million in fiscal 2001 as compared with sales of $1.0 million in fiscal 2002). Gross profit decreased 67.6% from $69.7 million in fiscal 2001 to $22.6 million in fiscal 2002 (of which $0.6 million of gross margin from acquisitions during the year). Consolidated gross margin as a percentage of sales decreased from 25.5% during fiscal 2001 to 9.8% during fiscal 2002. Gross profit and gross margin as a percentage of sales declined from prior year levels as a result of reserves for excess inventory and losses on production contracts of approximately $15.2 million and the negative impact on overhead absorption of the significant decline in our production volume.

        During the last two years, the Company has increased its reserve for obsolete inventory from $6.6 million to $23.2 million, principally to cover exposure to potentially excess and obsolete commercial products inventories. During this time period, the commercial telecommunications market has seen a sudden and significant decline in demand resulting in an excess of supply in the marketplace which has negatively impacted sales and gross profits during the corresponding period. The Company has increased its inventory reserves because forecasted demand has continued to decline and because it is difficult to assess when the demand for the Company's products will recover.

        The Company's practice is to fully reserve for inventory that it does not believe it will be able to sell within the next 12 months. Due to the uncertainty surrounding sales forecasting in the current environment and the current lack of market demand, the Company has not disposed of significant amounts of its reserved inventory. If an alternative use does not become apparent, the Company will sell this inventory at its scrap value or otherwise dispose of it. On a historical basis, the recoveries from sales of inventory as scrap have not been significant to our results from operations. We do not anticipate that the sale or disposal of the scrap or fully reserved inventories will have a material impact on our revenue and gross margins.

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

          Broadband Wireless ("BBW"). Sales decreased 47.2% from $98.5 million in fiscal 2001 to $52.0 million in fiscal 2002. In previous fiscal years, the operating results of the filter products business of REMEC Wireless were included in BBW results. Effective February 1, 2001, the operating results of this unit have been incorporated into the results of the Mobile Wireless group. Filter product sales amounted to approximately $25.7 million in the current fiscal year; the removal of these sales from BBW results combined with the overall decline in industry demand for point-to-point radios and transceivers were primarily responsible for the sales decrease during the current fiscal year. Gross margin as a percentage of sales decreased from 19.8% in fiscal 2001 to 5.6% in fiscal 2002 as a result of reserves for excess inventory totaling $4.8 million and the negative impact on overhead absorption of the decline in production volume. The operating loss of this segment increased from $8.7 million in fiscal 2001 to $25.6 million in fiscal 2002 primarily as a result of the significant decline in sales volume and the impact of approximately $6.1 million of restructuring charges.

          Mobile Wireless. Sales increased 13.2% from $64.5 million in fiscal 2001 to $73.0 million in fiscal 2002. As discussed above, results for the current fiscal year include filter product sales from REMEC Wireless of $25.7 million. Approximately $10.9 million of the total filter product sales resulted from REMEC's acquisition, in the fourth quarter of fiscal 2002, of ADC Mersum Oy. Excluding the filter product sales, sales from this segment declined approximately 27.4% primarily as a result of diminished orders of masthead and amplifier products for mobile wireless communications infrastructure equipment and pricing pressures affecting the markets for our products. Gross margins decreased from 16.5% in fiscal 2001 to 2.5% in fiscal 2002. Fiscal 2002 gross margins were adversely affected by charges totaling $8.8 million associated primarily with reserves established for inventory obsolescence. The operating loss of this segment increased from $1.0 million in fiscal 2001 to $33.9 million in fiscal 2002 primarily as a result of the decline in gross margins, additional SG&A costs arising at units acquired during the year and the impact of approximately $8.1 million of restructuring charges.

          Defense and Space. Sales decreased 7.3% from $67.9 million in fiscal 2001 to $62.9 million in fiscal 2002, while gross margins as a percentage of sales decreased from 27.4% in fiscal 2001 to 20.8% in fiscal 2002. The decrease in sales revenue and the decline in gross margins as a percentage of sales reflect the absence of our Humphrey subsidiary, which as discussed above, was sold during February 2001. Excluding the impact of the disposition of our Humphrey subsidiary, group sales increased 13.6% as a result of increased production volumes as several large programs were transitioned into initial production while other programs ramped up to higher production quantities based on customer contract delivery requirements. Gross margins on the non-Humphrey business decreased slightly due to the combination of increasing labor costs and the startup costs associated with the transition of several major programs from the product development phase into production. Fiscal 2002 gross margins were also affected by charges totaling $.7 million for reserves for excess inventory and losses on production contracts. The operating income of this segment decreased from $7.6 million in fiscal 2001 to $3.7 million in fiscal 2002 primarily as a result of declining gross margins offset by reduction in selling, general and administrative expenses.

          Global Manufacturing. Sales to external customers increased 164.1% from $11.7 million in fiscal 2001 to $30.9 million in fiscal 2002. The increase in sales is primarily due to increased demand for consignment and turnkey manufacturing services and approximately $4.1 million of sales from operations acquired during fiscal 2002. Although sales increased significantly, our gross margin as a percentage of sales decreased from 11.1% in fiscal 2001 to 7.3% in fiscal 2002 as a result of under-absorption of manufacturing overhead at the foreign operations acquired during the fiscal year. REMEC has reduced its manufacturing labor costs at these foreign facilities to address the continuing decline in intersegment sales resulting from falling demand at our commercial products groups. We anticipate that such measures will result in more cost efficient operations in the future. The operating loss of this segment during fiscal 2002 is principally the result of the operating losses incurred at operations acquired during the year, an asset impairment charge of $17.7 million associated with the write down of certain long lived assets of Pacific Microwave Corporation and $3.1 million of restructuring related charges.

          Other Sales. Other sales, which are primarily generated at our majority owned Nanowave subsidiary, decreased 63.8% from $30.9 million in fiscal 2001 to $11.2 million in fiscal 2002 despite approximately $0.9 million of sales from operations acquired during fiscal 2002. The sales decline is attributable to decreased demand for microwave modules in the fiber optic market. Gross margin as a percentage of sales decreased to a negative 6.0% in fiscal 2002 as a result of under-absorbed manufacturing overhead associated with the large decline in sales volume. Fiscal 2002 gross margins were also affected by charges totaling $.7 million for reserves for excess inventory. The operating loss of this unit during fiscal 2002 is attributable to the significant decline in sales volume and $8.0 million of in process research and development charges.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 14.1% from $43.3 million in fiscal 2001 to $49.4 million in fiscal 2002. The increase in SG&A is primarily attributable to a combination of factors: an increase in payroll and employment benefits related costs, additional costs arising at Pacific Microwave Corporation, including goodwill amortization costs of approximately $1.6 million, and non-recurring expenditures of approximately $1.1 million related to improvements in REMEC's financial reporting and budgeting systems. As a percentage of net sales, SG&A expenses increased from 15.8% in fiscal 2001 to 21.5% in fiscal 2002 as a result of the significant decline in REMEC's sales revenues.

        Research And Development Expenses, Including In-Process. Research and development expenses increased 80.5% from $19.0 million in fiscal 2001 to $34.3 million in fiscal 2002, and as a percentage of net sales, increased from 6.9% in fiscal 2001 to 14.9% in fiscal 2002. These expenditures are almost entirely attributable to REMEC's Broadband Wireless and Mobile Wireless groups and reflect increased activity associated with new wireless communications product development as well as charges totaling approximately $8.0 million recorded in connection with acquisitions.

        Restructuring Charge. During the fourth quarter of fiscal 2002, REMEC announced its plan to restructure its operations to improve overall financial performance. The plan calls for reducing the overall cost structure of REMEC, realigning manufacturing capacity with current demand, moving to low cost, low tax offshore manufacturing and disposing non-core operations. As a result, REMEC recorded a restructuring charge in fiscal 2002 totaling approximately $17.3 million. This charge includes severance costs related to the reduction of our workforce, the closure, combination or sale of certain facilities and the write-off of other non-performing operating assets. The Company expects to generate the majority of the cost savings from its restructuring efforts in the form of reduced employee payroll and related costs. The Company anticipates that the steps taken to date will reduce such costs by a total of approximately $28.0 million annually, with the following impact by segment—Broadband Wireless—$17.5 million; Mobile Wireless—$5.4 million; Manufacturing Services and all other—$5.1 million. The Company anticipates that its restructuring steps to date will generate approximately $2.7 million of additional savings in the form of reduced lease costs and reductions in amortization and depreciation of leasehold improvements and fixed assets. The Company is targeting an additional $10.0 million of savings from additional headcount reductions during Fiscal 2003.

        Impairment of Long-Lived Assets. Results of operations for fiscal 2002 include an impairment charge of $17.7 million associated with the Company's acquisition of Pacific Microwave Corporation. At the time of acquisition, this entity had experienced increased revenue growth year over year since 1997 and had achieved operating profitability in 2000. From the time of acquisition in March 2001, through the end of the fiscal year, this entity experienced significant declines in revenue and began incurring significant operating losses. This change in circumstances is principally attributed to the overall downturn in the telecommunications industry causing a global decrease in demand and loss in customer base. Given these changes in market conditions, indicators of impairment were deemed to be present, therefore, in the fourth quarter of 2002 based on a formal analysis of discounted cash flows a charge of $17.7 million was determined to be necessary.

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

        Interest Income And Other, Net. Interest income and other, net decreased 50% from $9.8 million in fiscal 2001 to $4.9 million in fiscal 2002. The decrease was due to the combination of reduced yields on our investments as short term interest rates declined during the course of the current fiscal year and a reduction in the amount of funds available for investment.

        Provision (Credit) For Income Taxes. Income tax expense decreased from an expense for income taxes of $2.9 million in fiscal 2001 to a credit for income tax expense of $22.2 million in fiscal 2002. The credit for income taxes recorded during the current fiscal year reflects the recognition of the tax benefit associated with REMEC's domestic net operating losses.

        The effective tax rate, (benefit) or expense, for the years ended January 31, 2002 and 2001 is (24)% and 21%, respectively. The effective rate differences relate to changes in the level of operating results in the various tax jurisdictions in which we operate, as well as the utilization of tax credits, and the establishment of valuation reserves against deferred tax assets.

        For the fiscal year ended January 31, 2002, the Company was in a net operating loss position for current tax provision purposes. Significant items affecting the calculation of the effective tax rate include large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, the Company recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

        For the fiscal year ended January 31, 2001, the Company was in a net income position for current tax provision purposes. The Company was able to utilize tax credits during the year, which lowered the effective rate. In addition, significant benefit was realized due to the foreign income tax rate differentials.

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

        Selling, General And Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 13.3% from $38.2 million in fiscal 2000 to $43.3 million in fiscal 2001. The increase in SG&A is primarily attributable to a combination of factors: An increase in payroll and related costs, additional costs associated with our sales growth and a $2.3 million charge for impairment of an intangible asset associated with a past acquisition by the Broadband Wireless group. As a percentage of net sales, SG&A expenses decreased from 20.1% in fiscal 2000 to 15.8% in fiscal 2001 due to the increase in sales.

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

        Merger and Acquisition Costs. Results of operations for fiscal 2001 include $2.75 million of transaction costs associated with our terminated acquisition of Allgon AB. Fiscal 2000 operating results include $3.13 million of transaction costs associated with REMEC's acquisition of Airtech (in a combination accounted for as a pooling of interests) and the terminated acquisition of STM Wireless, Inc.

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

        The effective tax rate, (benefit) or expense, for the years ended January 31, 2001 and 2000 was 21% and (6)%, respectively. The effective rate differences relate to changes in the level of operating results in the various tax jurisdictions in which we operate, as well as the utilization of tax credits, and the establishment of valuation reserves against deferred tax assets.

        For the fiscal year ending January 31, 2001, the Company was in a net income position for current tax provision purposes. The Company was able to utilize tax credits during the year, which lowered the effective rate. In addition, significant benefit was realized due to the foreign income tax rate differentials.

        For the fiscal year ending January 31, 2000, the most significant item affecting the effective tax rate was an increase to the valuation reserve. In addition, tax credits were recognized during the year to mitigate current income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2002, REMEC had $123.7 million of working capital, which included cash and cash equivalents totaling $49.4 million. REMEC also had a $12.0 million revolving working capital line of credit with a bank. The borrowing rate under this credit facility was based on a fixed spread over the London Interbank Offered Rate (LIBOR). As of January 31, 2002, there were no borrowings outstanding under this credit facility. The company terminated this credit facility in April 2002.

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

        Accrued Restructuring Related Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At January 31, 2002, the remaining balance of accrued restructuring costs was $3.2 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

        Valuation of Deferred Income Taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management is implementing tax strategies in fiscal 2003, including the carryback of net operating losses and an international tax reorganization, that are expected to provide for the realization, in fiscal 2003, of the deferred tax assets generated in fiscal 2002. Thus, the deferred tax assets relating to the domestic net operating loss and tax credit carryforwards have been classified as current. The likelihood of a material change in our expected realization of these assets depends on: our ability to carry back losses to periods with taxable income, future taxable income allowing us to deduct tax loss carryforwards against such future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax treatment received in the foreign jurisdictions in which we operate.

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

FOREIGN CURRENCY EXCHANGE RATE

        Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to euro conversions. Considering the anticipated cash flows from firm sales commitments, anticipated sales for the next quarter and foreign currency denominated accounts as of January 31, 2002, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. This analysis is consistent with our approach in previous years. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. We review our position each month for expected currency exchange rate movements. As of January 31, 2002, we were not parties to any financial contracts to hedge foreign currency exchange risk on current, anticipated or forecasted transactions.

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

3.
EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1(1)	Amended and Restated Securities Purchase Agreement dated October 8, 2001, and effective as of October 1, 2001, by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
2.2(1)	Amendment No. 1 to the Amended and Restated Securities Purchase Agreement dated October 31, 2001 by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
3.1†	Restated Articles of Incorporation
3.2†	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC, Inc.
3.3†	By-Laws, as amended
4.1(3)
Rights Agreement, dated as of June 15, 2001, between REMEC, Inc. and Mellon Investor Services LLC as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC, Inc.; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.
10.1(4)*	Equity Incentive Plan
10.2(4)*	Employee Stock Purchase Plan
10.3(4)	Form of Indemnification Agreements between Registrant and its officers and directors
10.4(5)*	1996 Nonemployee Directors Stock Option Plan
10.5(6)	Participation Agreement dated as of August 25, 1998 among REMEC, The Union Bank of California N.A., and certain other parties identified therein
10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998
10.8(7)	Third Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated February 24, 2000
10.9(8)	Fourth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated April 20, 2000
10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and the Union Bank of California, N.A., dated May 31, 2000
10.11(8)	Fifth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated January 31, 2001
10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
10.13†	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC Form of Change of Control Agreement
10.14†*	Form of Change in Control Agreement

10.15(9)*	Change of Control Severance Agreement dated April 9, 2001 between REMEC and David L. Morash
10.16†*	Employment and Change of Control Agreement dated July 11, 2001 between REMEC and Bruce Anderson
10.17(10)*	2001 Equity Incentive Plan
10.18(1)	License Agreement dated as of October 31, 2001 by and among ADC Telecommunications, Inc. and ADC Telecommunications Oy
21.1†	Subsidiaries of REMEC
23.1(2)	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
99.1(2)	Certification under Section 906 of Sarbanes-Oxley Act of 2002

(1)
Previously filed with the Securities and Exchange Commission on November 14, 2001 as an exhibit to REMEC's Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.

(2)
Filed herewith.

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

†
Previously filed.

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

San Diego, California
March 6, 2002

REMEC, INC.

CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$49,438,000	$138,526,000
Accounts receivable, net of allowance for doubtful accounts of $1,740,000 and $1,539,000 at January 31, 2002 and 2001, respectively	33,765,000	49,679,000
Inventories, net	44,314,000	58,866,000
Deferred income taxes	34,582,000	15,617,000
Prepaid expenses and other current assets	2,767,000	3,535,000

Total current assets	164,866,000	266,223,000
Property, plant and equipment, net	90,786,000	82,841,000
Restricted cash	17,049,000	17,049,000
Intangible and other assets	52,037,000	24,112,000

Total assets	$324,738,000	$390,225,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,039,000	$19,948,000
Accrued salaries, benefits and related taxes	10,104,000	8,532,000
Income taxes payable	3,370,000	1,271,000
Accrued restructuring costs	3,165,000	—
Accrued expenses and other current liabilities	11,923,000	11,068,000

Total current liabilities	39,601,000	40,819,000
Deferred income taxes and other long-term liabilities including minority interest	3,268,000	7,920,000
Commitments
Shareholders' equity:
Preferred shares—$.01 par value, 5,000,000 shares authorized; none issued and outstanding.	—	—
Common shares—$.01 par value, 140,000,000 shares authorized; issued and outstanding shares—45,212,000 and 44,669,000 at January 31, 2002 and 2001, respectively	452,000	446,000
Paid-in capital	321,673,000	317,203,000
Accumulated other comprehensive income (loss)	1,288,000	(4,482,000)
Accumulated (deficit) earnings	(41,544,000)	28,319,000

Total shareholders' equity	281,869,000	341,486,000

Total liabilities and shareholders' equity	$324,738,000	$390,225,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED JANUARY 31,
	2002	2001	2000
Net sales	$229,981,000	$273,499,000	$189,189,000
Cost of sales	207,411,000	203,811,000	143,580,000

Gross profit	22,570,000	69,688,000	45,609,000
Operating expenses:
Selling, general and administrative	49,400,000	43,311,000	38,189,000
Research and development	26,332,000	18,953,000	13,994,000
In-process research and development	8,002,000	—	—
Impairment of long-lived assets	17,695,000	2,311,000	—
Restructuring charges	17,257,000	—	—
Merger and acquisition costs	—	2,750,000	3,130,000

Total operating expenses	118,686,000	67,325,000	55,313,000

Income (loss) from operations	(96,116,000)	2,363,000	(9,704,000)
Write-down of investment	(9,400,000)	—	—
Gain on sale of subsidiary	7,614,000	—	—
Gain on sale of investment	—	1,707,000	—
Interest income and other, net	4,892,000	9,803,000	2,601,000

Income (loss) before provision (credit) for income taxes and minority interest	(93,010,000)	13,873,000	(7,103,000)
Provision (credit) for income taxes	(22,175,000)	2,917,000	(428,000)

Net income (loss) before minority interest	(70,835,000)	10,956,000	(6,675,000)
Minority interest	(972,000)	77,000	—

Net income (loss)	$(69,863,000)	$10,879,000	$(6,675,000)

Earnings (loss) per common share:
Basic	$(1.56)	$.25	$(.18)

Diluted	$(1.56)	$.24	$(.18)

Shares used in computing earnings (loss) per common share:
Basic	44,904,000	43,436,000	37,721,000

Diluted	44,904,000	45,482,000	37,721,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON SHARES			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
			PAID-IN CAPITAL		ACCUMULATED (DEFICIT) EARNINGS
	SHARES	AMOUNT				TOTAL
Balance at January 31, 1999	37,320,000	$373,000	$165,508,000	$257,000	$25,469,000	$191,607,000
Adjustment for net equity activity of pooled company	—	—	—	(41,000)	(1,354,000)	(1,395,000)
Issuance of common shares	826,000	8,000	4,445,000	—	—	4,453,000
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	53,000	—	—	53,000
Comprehensive loss:
Net loss	—	—	—	—	(6,675,000)	(6,675,000)
Net change in foreign exchange translation adjustment	—	—	—	(152,000)	—	(152,000)

Total comprehensive loss	—	—	—	(152,000)	(6,675,000)	(6,827,000)

Balance at January 31, 2000	38,146,000	381,000	170,006,000	64,000	17,440,000	187,891,000
Issuance of common shares	6,523,000	65,000	137,640,000	—	—	137,705,000
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	9,557,000	—	—	9,557,000
Comprehensive income (loss):
Net income	—	—	—	—	10,879,000	10,879,000
Net change in foreign exchange translation adjustment	—	—	—	(884,000)	—	(884,000)
Unrealized loss on investment	—	—	—	(3,662,000)	—	(3,662,000)

Total comprehensive loss	—	—	—	(4,546,000)	10,879,000	6,333,000

Balance at January 31, 2001	44,669,000	446,000	317,203,000	(4,482,000)	28,319,000	341,486,000
Issuance of common shares	543,000	6,000	4,175,000	—	—	4,181,000
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	295,000	—	—	295,000
Comprehensive income (loss):
Net loss	—	—	—	—	(69,863,000)	(69,863,000)
Net change in foreign exchange translation adjustment	—	—	—	(283,000)	—	(283,000)
Reversal of unrealized loss on investment	—	—	—	3,662,000	—	3,662,000
Unrealized gain on investment	—	—	—	2,391,000	—	2,391,000

Total comprehensive loss	—	—	—	5,770,000	(69,863,000)	(64,093,000)

Balance at January 31, 2002	45,212,000	$452,000	$321,673,000	$1,288,000	$(41,544,000)	$281,869,000

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(69,863,000)	$10,879,000	$(6,675,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,736,000	13,896,000	13,378,000
Impairment of long-lived assets	17,695,000	2,311,000	—
Non-cash restructuring costs	15,404,000	—	—
Write-down of investment	9,400,000	—	—
Increase in deferred income taxes	(23,056,000)	(7,106,000)	(1,925,000)
Gain on sale of subsidiary	(7,614,000)	—	—
Tax benefit of disqualifying disposition	295,000	9,557,000	—
Minority interest	(972,000)	77,000	—
Other	—	(43,000)	—
Changes in operating assets and liabilities:
Accounts receivable	24,415,000	(16,644,000)	(6,678,000)
Inventories	17,663,000	(16,806,000)	(2,554,000)
Prepaid expenses and other current assets	2,181,000	(1,909,000)	2,177,000
Accounts payable	(13,020,000)	11,548,000	361,000
Accrued expenses and income taxes payable	(1,700,000)	4,500,000	1,953,000

Net cash provided (used) by operating activities	(8,436,000)	10,260,000	37,000
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,957,000)	(34,547,000)	(23,200,000)
Payment for acquisitions, net of cash acquired	(82,411,000)	—	(5,825,000)
Proceeds from sale of subsidiary	13,782,000	—	—
Restricted cash	—	—	(17,049,000)
Other assets	3,630,000	(4,739,000)	(9,710,000)

Net cash used by investing activities	(81,956,000)	(39,286,000)	(55,784,000)
FINANCING ACTIVITIES:
Proceeds from credit facilities and long-term debt	—	—	6,026,000
Repayments of credit facilities and long-term debt	(2,118,000)	(5,277,000)	(1,466,000)
Proceeds from issuance of common shares, net	4,181,000	137,705,000	3,269,000
Proceeds from issuance of stock by subsidiary	—	490,000	—

Net cash provided by financing activities	2,063,000	132,918,000	7,829,000
Effect of exchange rate changes	(759,000)	(202,000)	5,000

Increase (decrease) in cash and cash equivalents	(89,088,000)	103,690,000	(47,913,000)
Cash and cash equivalents at beginning of year	138,526,000	34,836,000	83,012,000
Adjustment for net cash activity of pooled companies	—	—	(263,000)

Cash and cash equivalents at end of year	$49,438,000	$138,526,000	$34,836,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$74,000	$208,000

Income taxes	$24,000	$238,000	$808,000

Supplemental disclosure of noncash investing and financing activities:
Common shares issued in acquisitions	$—	$—	$540,000

Common shares issued for building	$—	$—	$644,000

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

        SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of" established standards for recording the impairment of long-lived assets, including property, equipment and leasehold improvements, intangible assets and goodwill. In accordance with this Statement, REMEC reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of those assets. The Company acquired Pacific Microwave Corporation (PMC) in March 2001. At the time of acquisition, PMC was generating operating profits and its revenues were increasing. After the acquisition, however, PMC experienced significant declines in revenue due to decreased demand by several of PMC's customers. As a result, PMC began to generate operating losses. Based on these indicators of impairment, the Company conducted a formal discounted cash flow analysis, for which management was primarily responsible; as a result the Company recorded a charge of $17,965,000 to write down the value of certain long-lived assets including goodwill. (See Note 2.) In fiscal 2001, the Company recorded a charge of $2,311,000 to write down the value of intangible assets associated with a past acquisition.

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

        Foreign currency transaction gains (losses) totaled $110,000, $(330,000) and $(103,000) during fiscal 2002, 2001 and 2000, respectively.

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

        In accordance with SAB 101, revenues from product sales are recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. A substantial portion our non-recurring engineering projects are within our Defense and Space segment. The general terms of these agreements contain milestone provisions and/or the delivery of a prototype product. The Company is entitled to bill the customer for the specified amount and recognize revenue upon the completion of the related milestone (to customer satisfaction or by fulfullment of specifications) or delivery and the transfer of title of the prototype. Prospective losses on long-term contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on long term contracts and warranty costs. The markets for REMEC's products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation.

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

2. TRANSACTIONS

ADC Mersum Oy ("Solitra")

        On October 26, 2001, REMEC acquired Solitra in Oulu, Finland from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra's radio frequency (RF) division and 100% of the shares of Solitra in exchange for cash consideration of $51.6 million. Solitra specializes in supplying RF equipment to the leading OEMs in the mobile wireless infrastructure industry. Management believes that the addition of Solitra will expand our product portfolio and global footprint, and furthers our engineering expertise within products currently developed and already supplied for 2.5G and 3G cellular systems. Solitra further expands our presence in Europe and is expected to strengthen our relationship with key strategic customers, especially those located in Scandinavia. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS 141. REMEC's consolidated financial statements include the results of Solitra from November 2001 forward.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management's review of the analysis of the tangible and intangible assets and liabilities of Solitra, the purchase price has been allocated as follows:

At October 26, 2001
($000s)
Current assets	$16,299
Property, plant, and equipment	9,686
Developed technology	4,800
Goodwill	24,822

Total assets acquired	55,607
Current liabilities	(7,407)

Net assets acquired	$48,200

        The $24.8 million of goodwill was assigned to the Mobile Wireless segment and is expected to be deductible for tax purposes.

        In conjunction with the acquisition the Company has recorded a charge of $3.4 million related to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. This write-off is included in operating expense. This charge was related to the 2.5G and 3G filter products based on analysis including the following: anticipated revenues, expenses, charges for the use of contributory assets, return on working capital, fixed asset charge, other intangible asset charge, and giving consideration to the core technology. Each of the above factors was estimated based on revenue and expense levels historically achieved by Solitra. A discount rate of 20% was applied based on the above factors. Management was primarily responsible for the estimates and assumptions used in determining each of the above factors and believes the analysis was performed based on the most relevant available data. As of January 31, 2002 estimated costs to complete these projects were approximately $800,000 and $100,000 for the 2.5G and 3G products, respectively. Cash flows from these projects is expected to commence in fiscal 2003 and management does not currently anticipate that failure to complete the development of the 2.5G and 3G filter products as planned would have a material adverse effect on the overall financial condition or results of operations of the Company; however, it may give rise to impairment of the underlying assets of the related subsidiary. The acquired developed technology has been assigned a life of 7 years.

Pacific Microwave Corporation ("PMC")

        On March 7, 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of PMC, a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. PMC was a privately held microwave electronics manufacturing company located in the Philippines. PMC specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide devices, components, subsystem and systems for broadband voice, and data transmission over wireless communications networks. Management believes that the addition of PMC will provide an increase in our millimeter wave manufacturing capacity. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board opinion ("APB") No. 16. REMEC's consolidated financial statements include the results of PMC from March 2001 forward.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on managements review of the tangible and intangible assets and liabilities of PMC, the purchase price has been allocated as follows:

At March 7, 2001
($000s)
Current assets	$3,026
Property, plant, and equipment	6,545
Other long lived assets	768
Goodwill	17,560

Total assets acquired	27,899

Current liabilities	(4,590)
Long-term liabilities	(165)

Total liabilities assumed	(4,755)

Net assets acquired	$23,144

        The $17.6 million of goodwill was assigned to the Manufacturing segment, none of which is expected to be deductible for tax purposes.

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

        In connection with the other acquisitions, the Company recorded additional in-process research and development charges of $4.6 million. The largest charge totaling $2.8 related to broadband wireless systems for which the Company used the discounted cash flow appraisal method with a risk adjusted discount rate of 20%. The Company expects cash flows from those broadband wireless system to commence in fiscal 2003 and expected cost to complete development of $13 million. In addition, the Company recorded $1.7 million of in-process research and development charges related to the other acquisitions that related to broadband wireless transport and access systems and office distributed antenna systems using a similiar valuation method. Management also expects cash flows from these projects to commence in fiscal 2003.

        REMEC management was responsible for the valuation of the in-process research and development charges provided above and has based the related amounts on the most currently available data as of the date that the evaluation was performed giving primary consideration to historical pricing, margins and expense levels. Management does not currently anticipate that failure to complete the development of these projects as planned would have a material adverse affect on the overall financial condition or results of operations of the Company; however, it may give rise to impairment of the underlying assets of the related subsidiary.

Merger and Acquisition Costs

        Results of operations for fiscal 2001 include $2.75 million of transaction costs associated with our terminated acquisition of Allgon AB. Fiscal 2000 operating results include $3.13 million of transaction costs associated with REMEC's acquisition of Airtech (in a combination accounted for as a pooling of interests) and the terminated acquisition of STM Wireless, Inc.

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

	YEARS ENDED JANUARY 31,
	2002	2001
Net Sales	$232,023,000	$339,657,000
Net income (loss)(1)	$(95,004,000)	$1,137,000
Income (loss) per share:
Basic	$(2.12)	$0.03
Diluted	$(2.12)	$0.02

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

Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	JANUARY 31,
	2002	2001
Land, building and improvements	$20,698,000	$17,726,000
Machinery and equipment	118,375,000	111,114,000
Furniture and fixtures	13,014,000	8,707,000
Leasehold improvements	14,895,000	7,302,000

	166,982,000	144,849,000
Less accumulated depreciation and amortization	(76,196,000)	(62,008,000)

	$90,786,000	$82,841,000

        Depreciation expense for the years ended January 31, 2002, 2001, and 2000 was $17,336,000, $12,416,000, and $11,487,000, respectively.

Intangible and Other Assets

        Intangible and other assets consist of the following:

	JANUARY 31,
	2002	2001
Acquired technology	$9,800,000	$9,014,000
Goodwill	37,063,000	10,205,000
Trademarks and other intangible assets	2,531,000	2,250,000

	49,394,000	21,469,000
Less accumulated amortization	(5,711,000)	(8,666,000)

	43,683,000	12,803,000
Other assets	8,354,000	11,309,000

	$52,037,000	$24,112,000

        During fiscal 2001, the Company invested $13.6 million in the common stock of Allgon AB as part of a planned acquistion. The carrying value of this investment was adjusted to its fair market value of $9.9 million at January 31, 2001 in accordance with SFAS 115 and the unrealized loss of $3.7 million was included in accumulated comprehensive income in the consolidated statements of shareholders' equity in fiscal 2001. In the first quarter of fiscal 2002, the Company recognized a $9.4 million charge in the consolidated statement of operations to write down this investment to its then current fair market value based on the quoted market price. The subsequent $2.4 million increase in the value of this investment has been included in other comprehensive income in fiscal 2002. This investment is included in other assets in the consolidated balance sheet.

        At January 31, 2000, the Company had an investment in another unaffiliated company which consisted of convertible debt and preferred stock. In November 2000, the Company sold this investment for cash consideration of $12.0 million and recorded a gain on sale of the investment of $1.7 million which is included in the consolidated statement of operations.

Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consist of the following:

	JANUARY 31,
	2002	2001

Accrued warranty	$3,704	$3,440
Accrued professional fees	2,425	2,804
Accrued insurance	1,508	874
Accrued commissions	301	774
Accrued operating expenses	3,699	1,852
Other current liabilities	286	1,324

	$11,923	$11,068

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

5. SHAREHOLDERS' EQUITY (Continued)

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

7. RESTRUCTURING

        Prior to fiscal 2002, the Company aggressively expanded its manufacturing capacity through a series of acquisitions and internal growth to address expanding market opportunities. As a result of the sharp decrease in demand from the telecommunications industry during fiscal 2002, the Company faced the need to reduce its cost structure. The Company's restructuring plan consists of workforce reductions, the consolidation of excess facilities and the write-off of excess property and equipment as follows:

        Workforce reductions—The Company has implemented a reduction in force of approximately 1,200 positions of which, as of January 31, 2002, approximately 1,000 positions were eliminated as follows: 350 positions at Broadband Wireless, 150 positions at Mobile Wireless and 500 positions at Global Manufacturing. Announcement of all such workforce reductions were made during the fourth quarter of fiscal 2002. We expect the remaining terminations will be completed by the end of fiscal 2003. As a result of these workforce reductions a severance charge of approximately $2.1 million was recognized of which $0.7 million related to Broadband Wireless, $0.9 million related to Mobile Wireless and $0.5 million related to Global Manufacturing. This charge has been included under the caption "Severance costs for involuntary employee terminations" in the table to follow.

        Consolidation of excess facilities—The Company's restructuring plan also includes consolidating locations and exiting facilities which resulted in charges relating to write-offs of leasehold improvements at abandoned facilities of $3,065,000, an estimated loss on sale of our building in the United Kingdom of $3,373,000, an estimated loss associated with our Texas operations of $1,363,000 on disposal of redundant equipment and an estimated loss on sale of our building in Texas of $300,000, recognition of its lease obligations over the planned exit period of $2,622,000 and other costs of $250,000 related to legal, real estate fees and commissions associated with the Texas and United Kingdom facilities held for sale. Specifically, the Company has closed facilities in California within our Broadband Wireless, Mobile Wireless and Global Manufacturing segments and exited company-owned facilities in Texas and the United Kingdom within our Mobile Wireless segment. The impairment charge related to the disposal of the redundant equipment was taken in accordance with SFAS 121 and was based on management's estimate that the related equipment would not generate any future cash flows. As of the date of the restructuring the facilities to be disposed of had a carrying value of approximately $5.9 million with an estimated fair value at that date of $2.5 million. The estimated fair market value was based upon recent sales of comparable facilities within the surrounding area less applicable selling costs of approximately $50,000. As a result the Company took a charge of $3.4 million representing the difference of the carrying value of the facility and estimated net sales proceeds. The facility is expected to be disposed of by the middle of quarter two of fiscal 2004. As a result of this consolidation of the excess facilities, a charge of approximately $11.0 million was recognized; $3.2 million of which related to Broadband Wireless, $6.4 million related to Mobile Wireless and $1.4 million related to Global Manufacturing. As of January 31, 2002 we have abandoned all related buildings and written-off all related amounts accordingly. We expect to recognize losses related to lease obligations through 2010. The charge related to consolidation of excess facilities has been included under the caption "Costs to Exit Certain Lease Obligations" and "Other Costs Related to Consolidation of Facilities" in the table to follow.

        Property and Equipment Impairments—The Company recorded a charge of $4.1 million related to property and equipment impairments of which $2.1 million related to Broadband Wireless, $0.8 million related to Mobile Wireless and $1.2 million related to our Global Manufacturing Segments. These charges primarily relate to the elimination of certain excess manufacturing equipment related to older process technologies and the closure of its machine shop facilities and include RF manufacturing and machine shop equipment classified as held for disposal in accordance with SFAS 121. The carrying amount of these assets at January 31, 2002 was approximately $500,000, which represents the estimated fair market value of similar equipment. The Company anticipates disposing of these assets by the fourth quarter of fiscal 2003. The Company also recorded a charge of $0.8 million related to the abandonment of certain obsolete software licenses. The charge related to the property and equipment impairments has been included under the caption "Write-Down of Redundant/Obsolete Assets" in the table below.

        The following table summarizes the restructuring charge recorded during the fourth quarter of fiscal 2002 and the balance of the accrued restructuring reserve:

	SEVERANCE COSTS FOR INVOLUNTARY EMPLOYEE TERMINATIONS	COSTS TO EXIT CERTAIN LEASE OBLIGATIONS	OTHER COSTS RELATED TO CONSOLIDATION OF FACILITIES	WRITE-DOWN OF REDUNDANT/OBSOLETE ASSETS	TOTAL
Year Ended January 31, 2002:
Restructuring Charge Activity:	$2,146,000	$2,622,000	$8,351,000	$4,138,000	$17,257,000
Cash	(1,439,000)	(414,000)	—	—	(1,853,000)
Direct reduction of assets	—	—	(8,101,000)	(4,138,000)	(12,239,000)

Balance at January 31, 2002	$707,000	$2,208,000	$250,000	$—	$3,165,000

        Of our total $17.3 million of restructuring related charges; $6.1 million related to our Broadband Wireless Segment, $8.1 million related to our Mobile Wireless Segment and $3.1 million related to our Global Manufacturing and Other Segments.

        The majority of the remaining restructuring costs relate to severance, lease obligations and consolidation of facilities. We anticipate completing our severance payout by the end of the fourth quarter of fiscal 2003; $0.2 million related to our Broadband Wireless Segment, $0.3 million related to our Mobile Wireless Segment, $0.2 million related to our Global Manufacturing Segment.

        The lease obligations identified under the restructuring have contractual obligations ranging between December 2002 to December 2010 related to our Broadband Wireless, Mobile Wireless and our Global Manufacturing Segment. We anticipate discharging all of these lease liabilities by January 2004. In the event we are not able to discharge those liabilities on or about January 2004 additional expenses will be incurred. The remaining cash and non-cash activity related to our contractual obligations and other charges related to the consolidation of facilities are as follows: $2.2 million related to our Broadband Wireless Segment, $0.9 million related to our Mobile Wireless Segment and $0.8 million related to our Global Manufacturing Segment.

8. INCOME TAXES

        For financial reporting purposes, income before taxes for the years ended January 31, 2002, 2001 and 2000 includes the following components:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Pretax income (loss):
United States	$(52,853,000)	$8,218,000	$(1,131,000)
Foreign	(40,157,000)	5,655,000	(5,972,000)

	$(93,010,000)	$13,873,000	$(7,103,000)

        The income tax provision for the years ended January 31, 2002, 2001 and 2000 consists of the following:

	YEARS ENDED JANUARY 31,
	2002	2001	2000
Current:
Federal	$2,638,000	$5,530,000	$223,000
State	52,000	1,409,000	51,000
Foreign	(1,234,000)	2,294,000	1,058,000
Deferred:
Federal	(19,324,000)	(4,416,000)	(1,395,000)
State	(4,307,000)	(1,620,000)	(418,000)
Foreign	—	(280,000)	53,000

	$(22,175,000)	$2,917,000	$(428,000)

        The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before provision for income taxes. The items causing difference for the periods ended January 31, 2002, 2001 and 2000 are as follows:

	YEARS ENDED JANUARY 31,
	2002		2001		2000
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Tax at statutory federal rate	$(32,554,000)	(35)%	$4,855,000	35%	$(2,486,000)	(35)%
State income tax net of federal	(3,540,000)	(4)	628,000	4	(13,000)	—
Tax credits	(3,713,000)	(4)	(1,522,000)	(11)	(989,000)	(14)
Change in valuation allowance	2,906,000	3	174,000	1	2,717,000	38
Foreign rate difference	7,935,000	9	(1,020,000)	(7)	320,000	5
Other	6,791,000	7	(198,000)	(1)	23,000	—

	$(22,175,000)	(24)%	$2,917,000	21%	$(428,000)	(6)%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets as of January 31, 2002 and 2001 are as follows:

	JANUARY 31,
	2002	2001
Deferred tax liabilities:
Tax over book depreciation	$4,040,000	$5,631,000
Inventory costs capitalized	—	773,000
Other	2,200,000	1,000,000

Total deferred tax liabilities	6,240,000	7,404,000

Deferred tax assets:
Net operating loss	22,631,000	7,797,000
Credits	9,464,000	5,765,000
Inventory and other reserves	8,401,000	7,276,000
Accrued expenses	2,380,000	2,701,000
Inventory costs capitalized	1,630,000	—
Write-down of Allgon AB investment	3,831,000	—
Other	316,000	185,000

Total deferred tax assets	48,653,000	23,724,000
Valuation allowance	(10,240,000)	(7,334,000)

	38,413,000	16,390,000

Net deferred tax assets	$32,173,000	$8,986,000

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for the years ended January 31, 2002 and 2001 relate to the net operating losses realized in the United Kingdom. Management has effected a full valuation allowance against the cumulative net operating losses realized in that jurisdiction. Due to cumulative book losses in the United Kingdom, it is management's belief that it is more likely than not that the assets will not be realized. Management is implementing tax strategies in fiscal 2003, including the carryback of net operating losses and an international tax reorganization, that are expected to provide for the realization, in fiscal 2003, of the deferred tax assets generated in fiscal 2002. Thus, the deferred tax assets relating to the domestic net operating loss and tax credit carryforwards have been classified as current.

        Although realization of the deferred tax assets is not assured, the Company's management believes it is more likely than not that all of the deferred tax assets arising from taxes in the United States will be realized. The amount of the deferred tax assets considered realizable, however, depends on: the Company's ability to carry back losses to periods with taxable income, future taxable income allowing the Company to deduct tax loss carryforwards against such future taxable income, the effectiveness of the Company's tax planning strategies among the various tax jurisdictions in which the Company operates and any significant change in the tax treatment received in the foreign jurisdictions in which the Company operates.

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

        The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. As of January 31, 2002 and 2001, the undistributed earnings of these foreign subsidiaries is approximately $6,487,000 and $10,048,000, respectively.

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

Segment Data

	YEAR ENDED JANUARY 31,
	2002	2001	2000
Sales:
Broadband Wireless(1)	$54,967,000	$102,393,000	$69,410,000
Mobile Wireless	78,792,000	73,126,000	51,748,000
Defense and Space	62,961,000	67,963,000	60,515,000
Global Manufacturing	64,103,000	56,178,000	26,329,000
All other	13,368,000	32,669,000	11,765,000
Intersegment revenues	(44,210,000)	(58,830,000)	(30,578,000)

Net sales	$229,981,000	$273,499,000	$189,189,000

Income (loss) from operations:
Broadband Wireless	$(25,615,000)	$(8,729,000)	$(6,824,000)
Mobile Wireless	(33,851,000)	(1,029,000)	(9,747,000)
Defense and Space	3,650,000	7,556,000	6,430,000
Global Manufacturing	(20,417,000)	4,294,000	1,681,000
All other(2)	(19,883,000)	271,000	(1,244,000)

Consolidated income (loss) from operations	$(96,116,000)	$2,363,000	$(9,704,000)

Depreciation and amortization:
Broadband Wireless	$3,301,000	$6,949,000	$4,650,000
Mobile Wireless	5,202,000	1,980,000	2,043,000
Defense and Space	2,928,000	2,842,000	2,711,000
Global Manufacturing	4,415,000	1,897,000	1,176,000
All other costs	4,890,000	2,539,000	2,798,000

Consolidated depreciation and amortization	$20,736,000	$16,207,000	$13,378,000

Identifiable assets:
Broadband Wireless	$33,275,000	$61,390,000	$50,094,000
Mobile Wireless	84,911,000	51,874,000	39,257,000
Defense and Space	31,725,000	35,492,000	31,859,000
Global Manufacturing	57,597,000	37,238,000	19,068,000
All other assets	118,723,000	204,231,000	83,651,000

Consolidated assets	$326,231,000	$390,225,000	$223,929,000

(1)
Includes the sales of base station filter products totaling $20,872,000 and $16,419,000 in fiscal 2001 and 2000 respectively. Operating expense data is not available for the corresponding period and therefore segment information for fiscal 2001 and 2000 has not been restated. Base station filter product sales and related operating costs are now included in Mobile Wireless group sales and reflected in Mobile Wireless operating results for the year ended January 31, 2002.

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

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2002 and 2001 are as follows (in thousands, except per share data):

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Fiscal 2002
Net sales	$58,923,000	$60,391,000	$52,472,000	$58,195,000
Gross profit	4,561,000	7,106,000	8,093,000	2,810,000
Loss from operations	(13,832,000) (2)	(12,366,000) (3)	(12,051,000)	(57,866,000) (4)
Net loss	(9,169,000)	(6,255,000)	(6,245,000)	(48,195,000)
Basic net loss per common share(1)	$(.21)	$(.14)	$(.14)	$(1.07)

Diluted net loss per common share(1)	$(.21)	$(.14)	$(.14)	$(1.07)

Fiscal 2001
Net sales	$56,603,000	$63,001,000	$78,838,000	$75,057,000
Gross profit	15,104,000	17,123,000	22,557,000	14,903,000
Income (loss) from operations	1,090,000	2,376,000	5,224,000	(6,328,000) (5)
Net income	1,353,000	3,215,000	4,999,000	1,311,000
Basic net earnings per common share(1)	$.03	$.07	$.11	$.03

Diluted net earnings per common share(1)	$.03	$.07	$.11	$.03

(1)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

(2)
First quarter fiscal 2002 results include a $9.4 million charge representing the write-down of our investment in Allgon AB common stock, the gain of $7.6 million from the sale of our Humphrey, Inc. subsidiary and an acquisition related in process research and development charge of $0.7 million.

(3)
Second quarter fiscal 2002 results include an acquisition related in process research and development charge of $0.7 million.

(4)
Fourth quarter fiscal 2002 results include a charge of $17.7 million to reflect the impairment of certain long-lived assets associated with our acquisition of Pacific Microwave Corporation, a charge of $17.3 million associated with our plan to restructure our operations and an acquisition related in process research and development charge of $6.2 million.

(5)
Fourth quarter fiscal 2001 results include transaction costs of $2.75 million associated with the terminated acquisition of Allgon AB, a $1.7 million gain from the sale of our investment in an unconsolidated company and a $2.3 million charge for impairment of an intangible asset associated with a previous acquisition.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

REMEC, INC.
By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman of the Board and Chief Executive Officer
SIGNATURE	CAPACITY	DATE

/s/ RONALD E. RAGLAND Ronald E. Ragland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 12, 2002
/s/ DAVID L. MORASH David L. Morash	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2002
* Mark D. Dankberg	Director	November 12, 2002
* Andre R. Horn	Director	November 12, 2002
* Jeffrey M. Nash	Director	November 12, 2002
* Thomas A. Corcoran	Director	November 12, 2002
* William H. Gibbs	Director	November 12, 2002

*By:	/s/ DAVID L. MORASH David L. Morash Attorney-in-Fact

I, Ronald E. Ragland, Chief Executive Officer of REMEC, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K/A of REMEC, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002

/s/ RONALD E. RAGLAND Ronald E. Ragland, Chairman and Chief Executive Officer

I, David L. Morash, Chief Financial and Accounting Officer of REMEC, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K/A of REMEC, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002

/s/ DAVID L. MORASH David L. Morash, Chief Financial and Accounting Officer

REMEC, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONTRACT LOSS RESERVE	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	ACQUIRED RESERVES/ TRANSFERS	DEDUCTIONS	BALANCE AT END OF PERIOD
Year ended January 31, 2000	$950,000	$889,000	$—	$(540,000)	$1,299,000
Year ended January 31, 2001	1,299,000	2,075,000	—	(100,000)	3,274,000
Year ended January 31, 2002	3,274,000	3,591,000	(2,926,000)	(1,068,000)	2,871,000
RESERVE FOR OBSOLETE AND UNUSABLE INVENTORY	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	ACQUIRED RESERVES/ TRANSFERS	DEDUCTIONS	BALANCE AT END OF PERIOD
Year ended January 31, 2000	$3,804,000	$6,159,000	$—	$(3,364,000)	$6,599,000
Year ended January 31, 2001	6,599,000	3,625,000	—	(261,000)	9,963,000
Year ended January 31, 2002	9,963,000	11,632,000	6,858,000	(5,232,000)	23,221,000

EXHIBIT

EXHIBIT NO.	DESCRIPTION
2.1(1)	Amended and Restated Securities Purchase Agreement dated October 8, 2001, and effective as of October 1, 2001, by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
2.2(1)	Amendment No. 1 to the Amended and Restated Securities Purchase Agreement dated October 31, 2001 by and among REMEC, ADC Telecommunications, Inc. and ADC Mersum Oy
3.1†	Restated Articles of Incorporation
3.2†	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC, Inc.
3.3†	By-Laws, as amended
4.1(3)
Rights Agreement, dated as of June 15, 2001, between REMEC, Inc. and Mellon Investor Services LLC as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC, Inc.; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.
10.1(4)*	Equity Incentive Plan
10.2(4)*	Employee Stock Purchase Plan
10.3(4)	Form of Indemnification Agreements between Registrant and its officers and directors
10.4(5)*	1996 Nonemployee Directors Stock Option Plan
10.5(6)	Participation Agreement dated as of August 25, 1998 among REMEC, The Union Bank of California N.A., and certain other parties identified therein
10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC
10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998
10.8(7)	Third Amendment to Participation Agreement between REMEC and The Union Bank of California, N.A., dated February 24, 2000
10.9(8)	Fourth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated April 20, 2000
10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and the Union Bank of California, N.A., dated May 31, 2000
10.11(8)	Fifth Amendment to Participation Agreement between REMEC and the Union Bank of California, N.A., dated January 31, 2001
10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and The Union Bank of California, N.A., dated January 31, 2001
10.13†	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC
10.14†*	Form of Change of Control Agreement
10.15(9)*	Change of Control Severance Agreement dated April 9, 2001 between REMEC and David L. Morash

10.16†*	Employment and Change of Control Agreement dated July 11, 2001 between REMEC and Bruce Anderson
10.17(10)*	2001 Equity Incentive Plan
10.18(1)	License Agreement dated as of October 31, 2001 by and among ADC Telecommunications, Inc. and ADC Telecommunications Oy
21.1†	Subsidiaries of REMEC
23.1(2)	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
99.1(2)	Certification under Section 906 of Sarbanes-Oxley Act of 2002

(1)
Previously filed with the Securities and Exchange Commission on November 14, 2001 as an exhibit to REMEC's Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.

(2)
Filed herewith.

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

†
Previously filed.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
REMEC, INC. ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JANUARY 31, 2002 TABLE OF CONTENTS
PART I
PART II
PART III
MANAGEMENT
PART IV
INDEX TO FINANCIAL STATEMENTS REMEC, Inc.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
REMEC, INC. CONSOLIDATED BALANCE SHEETS
REMEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
REMEC, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
REMEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
REMEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
REMEC, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT