Form 10-Q/A
period 2002-05-03
REMEC INC
filed 2002-11-13
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

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

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 3, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,413	$49,438
Accounts receivable, net	43,717	33,765
Tax refund and other receivables	14,348	—
Inventories, net	44,704	44,314
Deferred income taxes	24,879	34,582
Other current assets	3,998	2,767

Total current assets	166,059	164,866
Property, plant and equipment, net	89,859	92,279
Restricted cash	17,049	17,049
Goodwill, net	35,409	34,909
Intangible assets, net	7,702	8,774
Other assets	5,619	8,354

	$321,697	$326,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,420	$11,039
Accrued expenses and other current liabilities	22,969	30,055

Total current liabilities	38,389	41,094
Deferred income taxes and other long-term liabilities	7,858	3,268
Shareholders' equity	275,450	281,869

	$321,697	$326,231

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended
	May 3, 2002	April 27, 2001
Net sales	$59,063	$58,923
Cost of sales	49,130	54,552

Gross profit	9,933	4,371
Operating expenses:
Selling, general and administrative	9,556	12,000
Research and development, including in-process	7,827	6,203

Total operating expenses	17,383	18,203

Loss from operations	(7,450)	(13,832)

Other income (expense):
Write-down of investment	—	(9,400)
Gain on sale of subsidiary	—	7,614
Interest income and other, net	178	1,726

Loss before credit for income taxes	(7,272)	(13,892)
Credit for income taxes	(2,109)	(4,723)

Net loss	$(5,163)	$(9,169)

Net loss per common share:
Basic	$(0.11)	$(0.21)

Diluted	$(0.11)	$(0.21)

Shares used in computing net loss per common share:
Basic	45,217	44,681

Diluted	45,217	44,681

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

5.    Acquisition Transactions

  ADC Mersum Oy ("Solitra")

  On October 26, 2001, REMEC acquired Solitra, located in Oulu, Finland, from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra's radio frequency (RF) division and 100% of the shares of Solitra in exchange for cash consideration of $51.6 million. Solitra specializes in supplying RF equipment to the leading OEMs in the mobile wireless infrastructure industry. The addition of Solitra will expand our product portfolio and global footprint, and furthers our engineering expertise within products currently developed and already supplied for 2.5G and 3G cellular systems. Solitra further expands our presence in Europe and strengthens our relationship with key strategic customers, especially those located in Scandinavia. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. The estimated excess of the purchase price over the net tangible assets acquired of approximately $29.6 million is being carried as intangible assets, including goodwill of $24.8 million. REMEC's consolidated financial statements include the results of Solitra from the date of acquisition.

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

  The following table (in thousands) summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at May 3, 2002:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Total
Balance at January 31, 2002	$707	$2,208	$250	$3,165
Restructuring Charge Activity:
Cash	(114)	(323)	(75)	(512)

Balance at May 3, 2002	$593	$1,885	$175	$2,653

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

  The following table presents a roll-forward of goodwill from January 31, 2002 to May 3, 2002:

Goodwill, net
Balance at January 31, 2002	$34,909,000
Reclassification of assembled workforce intangible	500,000

Balance at May 3, 2002	$35,409,000

  The following table presents reconciliation's of net loss and per share data to what would have been reported had the new rules been in effect for the three months ended April 27, 2001. (in thousands, except per share data):

	Three Months Ended
	May 3, 2002	April 27, 2001
Net loss as reported	$(5,163)	$(9,169)
Add back goodwill amortization, net of tax	—	606

Adjusted net loss	$(5,163)	$(8,563)

Basic and diluted net loss per share:
Reported net loss per share	$(0.11)	$(0.21)
Goodwill amortization per share, net of tax	—	0.01

Adjusted net loss per share	$(0.11)	$(0.20)

  Other Intangible Assets

  Acquired intangible assets subject to amortization at May 3, 2002 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$9,800	$2,843	$6,957
Trademark and trade name	1,464	719	745

	$11,264	$3,562	$7,702

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

10.  Legal Proceedings

  Neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC's knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business, results of operations or financial condition of REMEC.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, decreased 20.4% from $12.0 million for the three months ended April 27, 2001 to $9.6 million for the three months ended May 3, 2002. The decrease in SG&A is primarily attributable to the reversal of $1.2 million of previously accrued bonuses which were not paid due to the Company's poor financial performance during fiscal 2002 and the deteriorating business climate, the reversal of $0.5 million reserve for professional fees that the Company had determined were not required and a $0.6 million reduction of goodwill amortization due to the implementation of FAS 142 which eliminates the requirement to amortize goodwill. As a percentage of net sales, SG&A expenses decreased from 20.4% for the three months ended April 27, 2001 to 16.2% for the three months ended May 3, 2002 as a result of the factors noted above.

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

The effective tax rate for the three months ended May 3, 2002 and April 27, 2001 are 34% and 29%, respectively. The effective rate differences relate to distinct changes in operational income from year to year, as well as foreign tax rate differences, the utilization of tax credits, and the establishment of valuation reserves against deferred tax assets.

Liquidity and capital resources

At May 3, 2002, REMEC had $127.7 million of working capital, which included cash and equivalents totaling $34.4 million. REMEC leases certain office and production facilities under noncancelable agreements classified as operating leases. In accordance with generally accepted accounting principles, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. For further discussion of REMEC's lease obligations, see our Annual Report on Form 10-K for the year ended January 31, 2002. During fiscal 2001, REMEC entered into a security agreement with a bank whereby REMEC agreed to pledge approximately $17.0 million in connection with the collateralization of one of our facility leases with an affiliate of the bank. The collateral for this lease is included in our balance sheet as restricted cash.

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

Accrued Restructuring Related Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At May 3, 2002, the remaining balance of accrued restructuring costs was $2.7 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

Valuation of Deferred Income Taxes.    Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management is implementing tax strategies in fiscal 2003, including the carryback of net operating losses and an international tax reorganization, that are expected to provide for the realization of the deferred tax assets generated in fiscal 2002. Thus, the deferred tax assets relating to the domestic net operating loss and tax credit carryforwards have been classified as current. The likelihood of a material change in our expected realization of these assets depends on: our ability to carry back losses to periods with taxable income, future taxable income allowing us to deduct tax loss carryforwards against such future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax treatment received in the foreign jurisdictions in which we operate.

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

Foreign Currency Exchange Rate.    REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering the anticipated cash flows from firm sales commitments, anticipated sales for the next quarter and foreign currency denominated accounts as of May 3, 2002, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements we currently do not enter into financial contracts to hedge foreign currency exchange risk on current, anticipated or forecasted transactions.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

•
Exhibit 99.1—Certification under Section 906 of the Sarbanes—Oxley Act 2002.

(b)
There were no reports on Form 8-K filed by the registrant during the quarter ended May 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc. (Registrant)
By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman and Chief Executive Officer
By:	/s/ DAVID L. MORASH David L. Morash Chief Financial and Accounting Officer
Date:	November 12, 2002

I, Ronald E. Ragland, Chief Executive Officer of REMEC, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of REMEC, Inc.;

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

        1.    I have reviewed this quarterly report on Form 10-Q/A of REMEC, Inc.;

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