Form 10-Q/A
period 2002-08-02
REMEC INC
filed 2002-11-13
CIK 769874

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

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 2, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,530	$49,438
Accounts receivable, net	40,099	33,765
Inventories, net	43,866	44,314
Deferred income taxes	24,879	34,582
Other current assets	8,073	2,767

Total current assets	151,447	164,866
Property, plant and equipment, net	88,112	92,279
Restricted cash	17,049	17,049
Goodwill, net	36,407	34,909
Intangible assets, net	7,396	8,774
Other assets	3,939	8,354

	$304,350	$326,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,646	$11,039
Accrued expenses and other current liabilities	17,766	30,055

Total current liabilities	33,412	41,094
Deferred income taxes and other long-term liabilities	6,405	3,268
Shareholders' equity	264,533	281,869

	$304,350	$326,231

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net sales	$53,488	$60,391	$112,551	$119,314
Cost of sales	49,470	53,718	98,600	108,270

Gross profit	4,018	6,673	13,951	11,044
Operating expenses:
Selling, general and administrative	11,583	12,494	21,138	24,494
Research and development, including in process	7,783	6,545	15,611	12,748

Total operating expenses	19,366	19,039	36,749	37,242

Loss from operations	(15,348)	(12,366)	(22,798)	(26,198)
Write-down of investment	—	—	—	(9,400)
Gain on sale of subsidiary	—	—	—	7,614
Interest income and other, net	650	1,731	827	3,457

Loss before income taxes	(14,698)	(10,635)	(21,971)	(24,527)
Credit for income taxes	(3,823)	(4,380)	(5,932)	(9,103)

Net loss	$(10,875)	$(6,255)	$(16,039)	$(15,424)

Net loss per common share:
Basic	$(0.24)	$(0.14)	$(0.35)	$(0.34)

Diluted	$(0.24)	$(0.14)	$(0.35)	$(0.34)

Shares used in computing net loss per common share:
Basic	45,320	44,833	45,268	44,759

Diluted	45,320	44,833	45,268	44,759

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

        The following table (in thousands) summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at August 2, 2002:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Total
Balance at January 31, 2002	$707	$2,208	$250	$3,165
Restructuring Charge Activity:
Cash	(324)	(684)	(154)	(1,162)

Balance at August 2, 2002	$383	$1,524	$96	$2,003

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

        The Company has implemented SFAS 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002. The net book value assigned to our assembled workforce intangible asset at August 2, 2002, which totaled approximately $500 has been reclassed and reported as goodwill and will no longer be amortized effective February 1, 2002. In addition, the Company recorded a purchase accounting adjustment to properly reflect the goodwill from a recent acquisition.

        The following table presents a roll-forward of goodwill from February 1, 2002 to August 2, 2002:

Goodwill, net
Balance at January 31, 2002	$34,909
Reclassification of assembled workforce intangible	500
Revaluation of acquisition goodwill	998

Balance at August 2, 2002	$36,407

        The following table presents reconciliation's of net loss and per share data to what would have been reported had the new rules been in effect for the three and six months ended July 27, 2001. (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net loss as reported	$(10,875)	$(6,255)	$(16,039)	$(15,424)
Add back goodwill amortization, net of tax	—	581	—	1,162

Adjusted net loss	$(10,875)	$(5,674)	$(16,039)	$(14,262)

Basic and diluted net loss per share:
Reported net loss per share	$(0.24)	$(0.14)	$(0.35)	$(0.34)
Goodwill amortization per share, net of tax	—	0.01	—	0.03

Adjusted net loss per share	$(0.24)	$(0.13)	$(0.35)	$(0.31)

  Other Intangible Assets

        Acquired intangible assets subject to amortization at August 2, 2002 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$9,800	$3,152	$6,648
Trademark and trade name	1,497	748	749

	$11,297	$3,900	$7,397

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, were $11.6 million and $21.1 million for the three and six months ended August 2, 2002, respectively, as compared to $12.5 million and $24.5 million during the comparable prior year periods. The decrease in SG&A for the three months ended August 2, 2002, reflects the impact of the Company's cost savings initiatives and a $.6 million reduction of goodwill amortization due to the implementation of FAS 142, which eliminates the requirement to amortize goodwill. The $3.4 million decrease in SG&A on a year to date basis is primarily attributable to the reversal of $1.2 million of previously accrued bonuses which were not paid due to the Company's poor financial performance during fiscal 2002 and the deteriorating business climate, the reversal of $0.5 million reserve for professional fees that the Company had determined were not required and a $1.2 million reduction of goodwill amortization due to the accounting change discussed above.

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

        The effective tax rates for the three and six months ended August 2, 2002 are 26% and 27%, respectively, as compared to 41% and 37% during the comparable prior year periods. The effective rate differences relate to distinct changes in operational income from year to year, as well as foreign tax rate differences, the utilization of tax credits, and the establishment of valuation reserves against deferred tax assets.

Liquidity and capital resources

        At August 2, 2002, REMEC had $118.0 million of working capital, which included cash and equivalents totaling $34.5 million. REMEC leases certain office and production facilities under noncancelable agreements classified as operating leases. In accordance with generally accepted accounting principles, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. For further discussion of REMEC's lease obligations, see our Annual Report on Form 10-K for the year ended January 31, 2002. During fiscal 2001, REMEC entered into a security agreement with a bank whereby REMEC agreed to pledge approximately $17.0 million in connection with the collateralization of one of our facility leases with an affiliate of the bank. The collateral for this lease is included in our balance sheet as restricted cash.

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

        Accrued Restructuring Related Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At August 2, 2002, the remaining balance of accrued restructuring costs was $2.0 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

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

        Foreign Currency Exchange Rate.    REMEC's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering the anticipated cash flows from firm sales commitments, anticipated sales for the next quarter and foreign currency denominated accounts as of August 2, 2002, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements we currently do not enter into financial contracts to hedge foreign currency exchange risk on current, anticipated or forecasted transactions.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

•
Exhibit 10.1—Executive Transition Agreement (Previously Filed).

•
Exhibit 99.1—Certification under Section 906 of the Sarbanes—Oxley Act of 2002.

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