Form 10-Q
period 2002-11-01
REMEC INC
filed 2002-12-16
CIK 769874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2002
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

        Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class Common shares, $.01 par value	Outstanding as of: November 1, 2002 45,677,721

REMEC, Inc.
Form 10-Q
For The Quarterly and Nine Month Periods Ended November 1, 2002

Index		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Unaudited Financial Statements:
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNITURES		20
CERTIFICATIONS		21
EXHIBITS
Exhibit 99.1
Exhibit 99.2

PART I—FINANCIAL INFORMATION

Item 1

REMEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 1, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,026	$49,438
Accounts receivable, net	37,670	33,765
Inventories, net	42,902	44,314
Deferred income taxes	25,201	34,582
Other current assets	6,586	2,767

Total current assets	142,385	164,866
Property, plant and equipment, net	84,926	90,786
Goodwill, net	36,407	34,909
Restricted cash	17,049	17,049
Intangibles assets, net	7,140	8,774
Other assets	5,144	8,354

	$293,051	$324,738

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,435	$11,039
Accrued expenses and other current liabilities	24,525	28,562

Total current liabilities	38,960	39,601
Deferred income taxes and other long-term liabilities	1,433	3,268
Shareholders' equity	252,658	281,869

	$293,051	$324,738

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net sales	$59,448	$52,472	$171,999	$171,786
Cost of sales	52,597	45,111	151,197	153,381

Gross profit	6,851	7,361	20,802	18,405
Operating expenses:
Selling, general and administrative	10,499	12,919	31,637	37,413
Research and development, including in-process	8,846	6,493	24,457	19,241
Impairment of long-lived assets	659	—	659	—

Total operating expenses	20,004	19,412	56,753	56,654

Loss from operations	(13,153)	(12,051)	(35,951)	(38,249)
Write-down of investment	—	—	—	(9,400)
Gain on sale of subsidiary	—	—	—	7,614
Interest income and other, net	1,185	1,010	2,012	4,467

Loss before income taxes	(11,968)	(11,041)	(33,939)	(35,568)
Credit for income taxes	—	(4,796)	(5,932)	(13,900)

Net loss	$(11,968)	$(6,245)	$(28,007)	$(21,668)

Net loss per common share:
Basic	$(0.26)	$(0.14)	$(0.62)	$(0.48)

Diluted	$(0.26)	$(0.14)	$(0.62)	$(0.48)

Shares used in computing net loss per common share:
Basic	45,489	44,980	45,342	44,834

Diluted	45,489	44,980	45,342	44,834

See accompanying notes.

REMEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended
	November 1, 2002	October 26, 2001
OPERATING ACTIVITIES
Net loss	$(28,007)	$(21,668)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,103	14,912
Gain on sale of facilities	(1,800)	—
Impairment of long-lived assets	659	—
Write-down of investment	—	9,400
Gain on sale of subsidiary	—	(7,614)
Changes in operating assets and liabilities:
Accounts receivable	(3,904)	17,263
Inventories	1,412	9,075
Deferred taxes and other current assets	9,393	(1,392)
Accounts payable	3,395	(10,805)
Accrued expenses, deferred income taxes and other long-term liabilities	(10,425)	(15,628)

Net cash used by operating activities	(14,174)	(6,457)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,347)	(16,037)
Payment for acquisitions, net of cash acquired	—	(27,944)
Proceeds from sale of subsidiary	—	13,782
Proceeds from sale of facilities	5,300	—
Other assets	(1,432)	3,467

Net cash used by investing activities	(8,479)	(26,732)
FINANCING ACTIVITIES
Proceeds from sale of common stock	1,880	2,550
Debt repayments	—	(2,204)

Net cash provided by financing activities	1,880	346
Effect of exchange rate changes on cash	1,361	—

Decrease in cash and cash equivalents	(19,412)	(32,843)
Cash and cash equivalents at beginning of period	49,438	138,526

Cash and cash equivalents at end of period	$30,026	$105,683

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1.    Quarterly Financial Statements

        The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the "Company" or "REMEC") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of REMEC believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2002, included in REMEC's Annual Report on Form 10-K/A. In the opinion of management, the interim condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of November 1, 2002, and the results of its operations for the three and nine month periods ended November 1, 2002 and October 26, 2001. The results of operations for the interim periods ended November 1, 2002, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

        The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including REMEC's success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance, and other risk factors and considerations described in REMEC's Annual Report on Form 10-K/A, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2.    Net Loss Per Share

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

        Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (consisting of stock options) totaling 43,000 and 157,000 shares for the three and nine months ended November 1, 2002, and 591,000 and 608,000 shares for the three and nine months ended October 26, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

3.    Inventories

        Inventories consist of the following (in thousands):

	November 1, 2002	January 31, 2002
Raw materials	$30,895	$30,068
Work in progress	12,007	14,246

	$42,902	$44,314

        Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $800 and $1,067 at November 1, 2002, and January 31, 2002, respectively. REMEC had a reserve for obsolete and unusable inventory of $20,031 and $23,221 as of November 1, 2002, and January 31, 2002, respectively.

4.    Comprehensive Income (loss)

        Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other adjustments included in comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

        The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three months ended		Nine months ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net loss	$(11,968)	$(6,245)	$(28,007)	$(21,668)
Change in net unrealized loss on investment	(217)	—	(4,884)	3,665
Foreign currency translation adjustment	(216)	95	1,797	475

Comprehensive loss	$(12,401)	$(6,150)	$(31,094)	$(17,528)

5.    Acquisition Transactions

ADC Mersum Oy ("Solitra")

        On October 26, 2001, REMEC acquired Solitra in Oulu, Finland from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra's radio frequency (RF) division and 100% of the shares of Solitra in exchange for cash consideration of $51.6 million. Solitra specializes in supplying RF equipment to the leading OEMs in the mobile wireless infrastructure industry. The addition of Solitra expanded our product portfolio and global footprint, and furthered our engineering expertise within products currently developed and already supplied for 2.5G and 3G cellular systems. Solitra further expands our presence in Europe and strengthens our relationship with key strategic customers, especially those located in Scandinavia. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS 141. The estimated excess of the purchase price over the net tangible assets acquired of approximately $29.6 million is being carried as intangible assets, including goodwill of $24.8 million. REMEC's consolidated financial statements include the results of Solitra from the date of acquisition.

Pacific Microwave Corporation ("PMC")

        On March 7, 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of PMC, a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. PMC specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide devices, components, subsystem and systems for broadband voice, and data transmission over wireless communications networks. The addition of PMC provided an increase in our millimeter wave manufacturing capacity. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values. REMEC's consolidated financial statements include the results of PMC from the date of acquisition.

Humphrey, Incorporated

        On February 26, 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey, Inc. in exchange for cash consideration of $13.8 million. The sale of Humphrey resulted in a gain of $7.6 million in the fiscal 2002.

Pro Forma Information

        The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisition's of Solitra and PMC and the disposition of Humphrey had occurred on the first day of REMEC's fiscal year ended January 31, 2002. The pro forma condensed consolidated results of operations would be as follows (in thousands, except per share data):

	Nine Months Ended
	November 1, 2002	October 26, 2001
Net sales	$171,999	$182,472
Net loss	$(28,007)	$(21,883)
Net loss per share:
Basic	$(0.62)	$(0.49)
Diluted	$(0.62)	$(0.49)

6.    Information by Segment

        During the third quarter of fiscal 2003, we divided our business into two groups for financial reporting purposes: Commercial Wireless (which encompasses our former Mobile Wireless, Broadband Wireless and Global Manufacturing groups) and Defense and Space. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces critical modules and integrated subassemblies for fiber optic and other wireless communications. The Company's reportable segments have been determined based on the nature of the customers for the products offered. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. Historical segment data has been restated to reflect these changes.

Segment Data (in thousands):

	Three months ended		Nine months ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Sales:
Commercial Wireless	$39,602	$34,280	$112,985	$116,470
Defense and Space	18,334	15,940	53,347	46,621
All other	1,512	2,252	5,667	8,695

Consolidated net sales	$59,448	$52,472	$171,999	$171,786

Income (loss) from operations:
Commercial Wireless	$(13,167)	$(10,913)	$(36,585)	$(35,964)
Defense and Space	2,204	1,105	6,382	2,992
All other	(2,190)	(2,243)	(5,748)	(5,277)

Consolidated loss from operations	$(13,153)	$(12,051)	$(35,951)	$(38,249)

Depreciation and amortization:
Commercial Wireless	$3,588	$3,569	$11,054	$10,376
Defense and Space	878	675	2,489	2,111
All other	446	856	1,560	2,425

Consolidated depreciation and amortization	$4,912	$5,100	$15,103	$14,912

	November 1, 2002	January 31, 2002
Identifiable assets:
Commercial Wireless	$245,703	$272,498
Defense and Space	29,648	30,354
All other	17,700	21,886

Consolidated identifiable assets	$293,051	$324,738

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

        The following table (in thousands) summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at November 1, 2002:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Total
Balance at January 31, 2002	$707	$2,208	$250	$3,165
Restructuring charge activity:
Cash	(707)	(1,034)	(220)	(1,961)

Balance at November 1, 2002	$—	$1,174	$30	$1,204

        The Company completed the disposal of redundant assets, the facility consolidation and the remaining workforce reductions associated with its restructuring during the third quarter of fiscal 2003. As of November 1, 2002, the Company continues to believe that its estimates of accrued restructuring costs remain appropriate and adequate to complete these efforts.

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

        The Company has implemented SFAS 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002. The net book value assigned to our assembled workforce intangible asset at November 1, 2002, which totaled approximately $0.5 million has been reclassed and reported as goodwill and will no longer be amortized effective February 1, 2002.

        The following table presents a roll-forward of goodwill from February 1, 2002 to November 1, 2002 (in thousands):

Goodwill, net
Balance at January 31, 2002	$34,909
Reclassification of assembled workforce intangible	500
Revaluation of acquisition goodwill	998

Balance at November 1, 2002	$36,407

        The following table presents reconciliation's of net loss and per share data to what would have been reported had the new rules been in effect for the three and nine months ended October 26, 2001. (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net loss as reported	$(11,968)	$(6,245)	$(28,007)	$(21,668)
Add back goodwill amortization, net of tax	—	581	—	1,743

Adjusted net loss	$(11,968)	$(5,664)	$(28,007)	$(19,925)

Basic and diluted net loss per share:
Reported net loss per share	$(0.26)	$(0.14)	$(0.62)	$(0.48)
Goodwill amortization per share, net of tax	—	0.01	—	0.04

Adjusted net loss per share	$(0.26)	$(0.13)	$(0.62)	$(0.44)

Other Intangible Assets

        Acquired intangible assets subject to amortization at November 1, 2002 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$9,800	$3,462	$6,338
Patents and trademark	1,574	772	802

	$11,374	$4,234	$7,140

        Amortization expense for intangible assets was $448 and $1,151 for the three months and nine months ended November 1, 2002, respectively, and $244 and $732 for the three and nine months ended October 26, 2001, respectively.

9.    Newly Issued Accounting Standards

        In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, however, earlier adoption is permissible. We do not intend to early adopt SFAS 146, and we do not believe adoption will have a material impact on our operations or financial position.

10.  Income Taxes

        The credit for income taxes recorded reflects the recognition of the tax benefit associated with REMEC's net operating losses. The Company continued to record tax benefit for these operating losses through the end of the second quarter of fiscal 2003 on the basis of its forecast which assumes attaining revenue levels and related margins, continuing with cost cutting measures and implementing tax planning strategies all of which, will ensure the realization of the recorded tax benefits. The

Company did not record any income tax benefit to its third quarter fiscal 2003 operating results pending an assessment of its ability to realize future tax benefits based on the tax implications of its planned acquisition of Spectrian. If the Company is unable to achieve its forecasted operating results and complete the implementation of its tax planning strategies, the Company will be required to review and may need to reduce the carrying value of its deferred tax assets.

11.  Pending Business Combination

        On October 29, 2002, REMEC and Spectrian Corporation, a publicly-held designer and manufacturer of single-carrier and multi-carrier high-power RF amplifiers, announced that the two companies had entered into an amended definitive merger agreement. Pursuant to the terms of the revised merger agreement, each share of Spectrian common stock will be exchanged for one share of REMEC common stock. This transaction is subject to the approval of REMEC and Spectrian shareholders', as well as customary closing conditions and regulatory approvals. Spectrian is located in Sunnyvale, California and the transaction is expected to close during REMEC's fourth quarter. As of November 1, 2002, the Company has deferred approximately $1.3 million of costs incurred in connection with this transaction. Such costs have been included in the balance sheet as other assets, and would have to be written off to other expense in the event the transaction is not completed.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations as a Percentage of Net Sales

        The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated.

	Three months ended		Nine months ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.5	86.0	87.9	89.3

Gross profit	11.5	14.0	12.1	10.7
Operating expenses:
Selling, general & administrative	17.6	24.6	18.4	21.8
Research and development	14.9	12.4	14.2	11.2
Impairment of long-lived assets	1.1	—	0.4	—

Total operating expenses	33.6	37.0	33.0	33.0

Loss from operations	(22.1)	(23.0)	(20.9)	(22.3)
Write-down of investment	—	—	—	(5.5)
Gain on sale of subsidiary	—	—	—	4.4
Interest income and other, net	2.0	2.0	1.1	2.7

Loss before income taxes	(20.1)	(21.0)	(19.8)	(20.7)
Credit for income taxes	—	(9.1)	(3.5)	(8.1)

Net loss	(20.1)%	(11.9)%	(16.3)%	(12.6)%

Overview

        During the third quarter of fiscal 2003, we divided our business into two groups for financial reporting purposes. The Commercial Wireless group, which encompasses our former Mobile Wireless, Broadband Wireless and Global Manufacturing groups, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communications networks. The Defense and Space group provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. Not included in the above groups are certain non-operating subsidiaries of REMEC and Nanowave, Inc., a majority owned subsidiary which designs and produces critical modules and integrated subassemblies for fiber optic and other wireless communication systems. Historical segment data has been restated to reflect these changes.

Results of Operations

        Net Sales and Gross Profit.    Net sales were $59.4 million and $172.0 million for the three and nine months ended November 1, 2002, respectively, representing increases of $6.9 million (13.3%) and $0.2 million (0.1%), respectively, from the comparable prior year periods. The increase in net sales for both periods presented reflects additional sales of filter products associated with operations acquired in the fourth quarter of the prior fiscal year, the growth in sales at our Defense and Space segment and contract termination settlements which offset decreased sales of other commercial products owing to continued weak demand from telecommunications infrastructure customers.

        Gross profit was $6.9 million and $20.8 million for the three and nine months ended November 1, 2002, respectively, as compared to $7.4 million and $18.4 million for the comparable prior year periods. For the three months ended November 1, 2002, consolidated gross margin as a percentage of sales decreased to 11.5% from 14.0% in the comparable prior year period principally as a result of the additional manufacturing overhead costs associated with operations acquired in the prior fiscal year and $1.0 million of inventory obsolescence charges recorded in the current fiscal year. On a year-to-date basis, gross margin as a percentage of sales increased to 12.1% from 10.7% in the prior year. Prior year results included reserves for excess inventory of approximately $17.3 million as compared to $1.8 million recorded in the current fiscal year. Excluding the impact of inventory reserves, gross margins as a percentage of sales has decreased during the current fiscal year as a result of additional manufacturing overhead costs associated with acquired operations.

        Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 6 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

        Commercial Wireless.    Net sales were $39.6 million and $113.0 million for the three and nine months ended November 1, 2002, respectively, representing an increase of $5.3 million (15.5%) and a decrease of $3.5 million (3.0%) from the comparable prior year periods. The increase in commercial sales during the third quarter of fiscal 2003 resulted from additional sales of filter products associated with operations acquired in the fourth quarter of the prior fiscal year, increased revenue from manufacturing services and $2.1 million of contract termination settlements, which offset decreased sales of other commercial products. The decline in fiscal 2003 year-to-date sales reflects continued weak demand from telecommunications infrastructure customers. Gross margin as a percentage of sales decreased to 7.9% and 7.0% for the three and nine months ended November 1, 2002, respectively from 12.3% and 7.3% in the comparable prior year period as a result of the additional manufacturing overhead costs associated with operations acquired in the prior fiscal year.

        Defense and Space.    Net sales were $18.3 million and $53.3 million for the three and nine months ended November 1, 2002, representing increases of $2.4 million (15.0%) and $6.7 million (14.4%), respectively, from the comparable prior year periods. Gross margin as a percentage of sales increased to 24.5% and 24.8% for the three and nine months ended November 1, 2002, respectively, from 22.8% and 22.2% for the comparable prior year period. The increase in sales is mainly attributable to increased delivery rates based on customer contract requirements. The increase in gross margins as a percentage of net sales reflects the transitioning of several programs from the development and low-rate production phase to the higher gross margin full-rate production phase and improved overhead absorption resulting from the overall increase in production volumes.

        Other Sales.    Other sales, which are primarily generated at our majority owned Nanowave subsidiary, were $1.5 million and $5.7 million for the three and nine months ended November 1, 2002, representing decreases of $0.7 million (32.9%) and $3.0 million (34.8%), respectively, from the comparable prior year periods. The sales decline is attributable to decreased demand for microwave modules for the fiber optic market. For the three and nine months ended November 1, 2002, gross margin as a percentage of net sales decreased to a negative 51.5% and a negative 6.5%, respectively, from a negative 22.7% and a negative 5.3% in the comparable prior year periods as a result of the impact on overhead absorption of the decline in production volume and reserves for inventory obsolescence of $1.0 million.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, were $10.5 million and $31.6 million for the three and nine months ended November 1, 2002, respectively, as compared to $12.9 million and $37.4 million during the comparable prior year periods. The decrease in SG&A for the three months ended November 1, 2002, reflects the impact of the Company's cost savings initiatives, consisting primarily of headcount and other payroll related reductions, and a $0.6 million reduction of goodwill amortization due to the implementation of FAS 142, which eliminates the requirement to amortize goodwill. The $5.8 million decrease in SG&A on a year-to-date basis is primarily attributable to the reversal of approximately $1.7 million of accrued employee compensation and professional fees accruals, a $1.7 million reduction of goodwill amortization due to the accounting change discussed above and the impact of the Company's cost cutting initiatives.

        Research and Development Expenses.    Research and development expenses were $8.8 million and $24.5 million for the three and nine months ended November 1, 2002, respectively, as compared to $6.5 million and $19.2 million during the comparable prior year periods. As a percentage of net sales, research and development expenses increased from 12.4% and 11.2% to 14.8% and 14.2% for the three and nine months ended November 1, 2002, respectively. These expenditures are almost entirely attributable to operations acquired during the fourth quarter of the preceding fiscal year by REMEC's Commercial Wireless group and reflects increased development activity associated with new wireless communications product development initiatives that the Company believes are required to meet current and future market and customer requirements.

        Impairment of long-lived assets.    Results of operations for the three and nine months ended November 1, 2002 include an asset impairment charge of $0.7 million related to the write-off of leasehold improvements at a facility abandoned by the Company during the third quarter of fiscal 2003.

        Write-Down of Investment.    Results of operations for the nine months ended October 26, 2001 include a $9.4 million charge to operations representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with our proposed merger with Allgon, to its market value. Subsequent increases and decreases have been recorded as unrealized gains and losses in other comprehensive income. There was no similar write-down in the current period.

        Gain on Sale of Subsidiary.    Results of operations for the nine months ended October 26, 2001 include the gain of $7.6 million from the sale of our Humphrey, Inc. subsidiary. There was no similar gain in the current period.

        Other Income and Expense, Net.    Other income and expense, net, was $1.2 million and $2.0 million for the three and nine months ended November 1, 2002, respectively, as compared to $1.0 million and $4.5 million during the comparable prior year periods. Other income and expense for the three and nine months ended November 1, 2002, includes gains of $1.2 million and $1.8 million from the sale of facilities. Excluding this item, other income, consisting principally of interest income, has decreased during the current year due to the combination of a reduction in the amount funds available for investment and reduced yields on our investments due to the decline in short-term interest rates from their levels a year ago.

        Credit for Income Taxes.    The Company did not record any income tax benefit related to its third quarter fiscal 2003 operating loss as compared to a credit for income taxes of $4.8 million recorded in the comparable prior year period. For the nine months ended November 1, 2002, the Company recorded a credit for income taxes of $5.9 million as compared to a credit for income taxes of $13.9 million recorded in the comparable prior year period. Pending an assessment of its ability to realize future tax benefits based on the tax implications of its planned acquisition of Spectrian, the Company will not record any additional tax assets. The credit for income taxes recorded prior to the third quarter of fiscal 2003 reflected the recognition of the tax benefit associated with REMEC's net operating losses. Realization of this tax asset is conditioned on the return to profitability assumed in the Company's operating forecast. The operating forecast assumes attaining profitability, and utilizing the previously recorded tax assets, through improving revenues and gross margins, continuing cost cutting measures and the implementation of certain tax planning strategies. If the Company is unable to achieve its forecasted operating results and complete its tax planning efforts, the Company will need to reduce the carrying value of its deferred tax assets.

Liquidity and capital resources

        At November 1, 2002, REMEC had $103.4 million of working capital, which included cash and equivalents totaling $30.0 million. REMEC leases certain office and production facilities under noncancelable agreements classified as operating leases. In accordance with generally accepted accounting principles, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. For further discussion of REMEC's lease obligations, see our Annual Report on Form 10-K/A for the year ended January 31, 2002. During fiscal 2001, REMEC entered into a security agreement with a bank whereby REMEC agreed to pledge approximately $17.0 million in connection with the collateralization of one of our facility leases with an affiliate of the bank. The collateral for this lease is included in our balance sheet as restricted cash.

        During the nine months ended November 1, 2002, operations used cash of approximately $14.2 million. The negative operating cash flow during this period was principally the result of the Company's operating losses and cash used to fund working capital requirements including a $3.9 million increase in accounts receivable arising primarily as a result of difficulties encountered in converting to our new accounting system.

        During the nine months ended November 1, 2002, $8.5 million was used by investing activities. Investing activities consisted of $12.3 million of capital expenditures, a net cash inflow of approximately $5.3 million resulting from the cash proceeds received from the sale of certain real property and a net cash outflow of $1.4 million associated with other assets.

        Financing activities provided approximately $1.9 million during the nine months ended November 1, 2002, primarily as a result of proceeds from the issuance of common stock by REMEC under its Employee Stock Purchase Plan.

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

        Inventory Adjustments.    Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year's expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At November 1, 2002, inventories totaled $42.9 million, net of reserves for excess and obsolete inventory of $20.0 million and contract losses of $2.1 million.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we periodically assess the impairment of goodwill, intangible and other long-lived assets, which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; any volatility or significant decline in our stock price and market capitalization compared to our net book value; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset(s); and the impact of significant negative industry or economic trends. In accordance with the provisions of SFAS 142, we discontinued amortization of goodwill and will perform impairment tests at least annually.

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

        Accrued Restructuring Related Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. At November 1, 2002, the remaining balance of accrued restructuring costs was $1.2 million. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

        Valuation of Deferred Income Taxes.    Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management is implementing tax strategies in the current year that are expected to provide for the realization of the deferred tax assets recorded by the Company. The likelihood of a material change in our expected realization of these assets depends on: future taxable income allowing us to deduct tax loss carry-forwards against such future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax treatment received in the foreign jurisdictions in which we operate. If the Company is unable to generate taxable income in accordance with its forecast or is not able to complete its tax planning strategies it will be required to review and may need to reduce the carrying value of its net deferred tax asset.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        Interest Rate Risk.    REMEC is exposed to changes in interest rates to the extent of its investments in certain held-to-maturity securities. Under current REMEC policies, REMEC does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in REMEC cash equivalent securities would not materially affect the fair value of these securities at November 1, 2002.

        Foreign Currency Exchange Rate.    REMEC's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect REMEC's competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar to British pound and U.S. dollar and British pound to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected third quarter earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. REMEC reviews its position each month for expected currency exchange rate movements

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously-mentioned evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On September 24, 2002 a purported shareholder derivative lawsuit was filed against REMEC, naming the current directors of the Company as defendants (and the Company as a nominal defendant), in Superior Court of the State of California, County of San Diego. The lawsuit was filed by the law firm Robbins, Umeda & Fink, LLP as counsel for David Szalay. The complaint asserts, among other things, that the directors of the Company breached their fiduciary duties by allegedly failing to renegotiate and/or terminate the agreement and plan of merger and reorganization entered into between Spectrian Corporation and the Company dated as of May 19, 2002. Szalay is seeking an injunction and unspecified damages.

        REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

        Other than the shareholder derivative lawsuit described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC's knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business. The resolution of all the litigation and threatened litigation including the shareholder derivative lawsuit, is not anticipated to have a material adverse effect on the business, results or operations or financial condition of REMEC.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed herewith:

  •
  Exhibit 99.1—Certification by the Chairman and Chief Executive Office under Section 906 of the Sarbanes-Oxley Act of 2002

  •
  Exhibit 99.2—Certification by the Chief Financial and Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  There were no reports on Form 8-K filed by the registrant during the quarter ended November 1, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.
(Registrant)

By:	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman and Chief Executive Officer
By:	/s/ DAVID L. MORASH David L. Morash Chief Financial and Accounting Officer
Date:	December 16, 2002

CERTIFICATIONS

        I, Ronald E. Ragland, certify that:

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  A)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  B)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  C)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  A)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  B)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ RONALD E. RAGLAND Ronald E. Ragland Chairman and Chief Executive Officer

CERTIFICATIONS

        I, David L. Morash, certify that:

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  A)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  B)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  C)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  A)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  B)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ DAVID L. MORASH David L. Morash Chief Financial and Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1
REMEC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
REMEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
REMEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share data) (unaudited)
  Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS