Form 10-K
period 2003-01-31
REMEC INC
filed 2003-04-30
CIK 769874

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

Registrant’s telephone number, including area code: (858) 505-3713

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on August 2, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $132,955,704 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of March 28, 2003 was 57,139,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for REMEC’s Annual Meeting of Shareholders expected to be held on June 20, 2003, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

REMEC, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2003

i

ii

Some of the statements made by us in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend,” “believe,” “will,” “may,” “could,” “expect,” “anticipate,” “plan,” “possible,” and similar terms. Actual results could differ materially due to a variety of factors, including the risks described in this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” or “our” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014, and the telephone number for that location is (858) 505-3713. Our Internet address is www.remec.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq National Market under the symbol “REMC.”

REMEC designs and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks in the defense and commercial sectors. Our products are designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also develop and manufacture highly sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, satellites, missile systems and smart weapons. We manufacture products that operate at the full range of frequencies currently used in wireless communications transmission, including radio frequencies, or “RF,” microwave frequencies and millimeter wave frequencies. By offering products that cover the entire frequency spectrum for wireless communications, we are able to address opportunities in the worldwide mobile wireless communications market and defense markets.

INDUSTRY BACKGROUND

Increased Demand for Mobile Wireless Services Necessitates Expansion of Wireless Infrastructure. Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony through the transmission of voice and low speed data signals over analog cellular systems and digital personal communication systems (“PCS”). The demand created by increased minutes of usage will ultimately require a substantial increase in capital investment in wireless communications infrastructure equipment, although the current depressed state of the industry has resulted in the deferment of capital expenditures by many service providers.

Advances in Mobile Wireless Communications Network Technology will Require Additional Wireless Infrastructure Equipment.    The capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and an increase in the level of service demands, service providers are expanding their current infrastructure and are implementing new wireless technologies, such as third generation (“3G”) networks.

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

Fixed Wireless Access Broadband Technology is Emerging as a Cost Effective Alternative to Broadband Land Line Transmission.    New fixed wireless access broadband technology can provide quality of service comparable to the best land line network alternatives at speeds that are significantly faster than conventional copper wire-based networks. Fixed wireless access broadband technology is designed to be integrated with the existing network backbone to address the last mile bottleneck problem. In addition, certain types of fixed wireless access broadband technology provide an alternative for selective network backbone applications. Broadband wireless systems include point-to-point, point-to-multipoint and satellite-to-multipoint broadband technologies.

Frequency Allocations by International Agencies are Enabling Wireless Infrastructure Expansion.    In response to the increasing demand for wireless communications services, regulatory bodies continue to allocate new frequency spectrum. For example, international agencies are allocating frequency bands, including bands for local multipoint distribution systems and fixed wireless access, for two-way broadband wireless data services. It is anticipated that these frequencies will be used to deliver fixed wireless Internet and voice access to business and residential customers. This is especially used in areas where there is a need for wireless system networks due to lack of copper wire infrastructure. To take advantage of these licenses, network operators must deploy new network infrastructures specific to the licensed frequency band. Each frequency band requires unique transmission equipment designed to work with the technical requirements of the particular band. Thus, as additional frequencies are allocated by regulatory agencies around the world, wireless infrastructure equipment must be deployed to commercialize these licenses.

Wireless Infrastructure OEMs Rely on Subsystem Providers.    In order to meet the demand for mobile wireless and fixed wireless access broadband services, service providers are turning to systems integrators or original equipment manufacturers (“OEMs”) to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In addition, OEMs are looking to outsource the design and manufacture of highly integrated reliable subsystems in a cost-effective manner. This permits OEMs to accelerate their time to market and allows them to leverage their core competencies of full system design and integration. By outsourcing subsystems, OEMs promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

THE REMEC SOLUTION

We market our products to OEMs of wireless communications networks and network service providers, as well as to prime contractors in the defense industry. We provide customers “one-stop shopping” for design, prototyping and mass production of highly reliable microwave and RF hardware.

We believe that our core competencies enable us to effectively address the existing and emerging opportunities in the wireless communications infrastructure equipment and defense markets. These core competencies include the following:

Components.    Our components span the complete functionality needs of today’s RF and microwave subsystems, including power dividers, combiners, filters, switches, mixers, amplifiers, oscillators, converters and multipliers. We maintain state-of-the-art capability for performance and cost in all critical component areas, which are used in our integrated products and competitively benchmarked through individual component sales.

Integration Expertise.    We design high performance subsystems and systems over a broad range of RF, microwave and millimeter frequencies, which require sophisticated component integration. By effectively integrating a number of required microwave functions into a single package, or offering products as part of an overall system solution, we are able to: reduce the bill of materials; improve product performance; reduce cost and enhance yields; and improve product reliability.

Concurrent Engineering.    We streamline and optimize the product development cycle by employing “concurrent engineering,” which includes continuous joint participation with our customers from conceptualization, participation by our suppliers in the design process, and consideration of manufacturing constraints and limitations while developing a product design.

Design for Test and Design for Manufacturability Feedback.    Our ability to plan both our internal manufacturing services and design capability reduces product time to market and unit costs. We retain control of each step of the design and manufacturing process while minimizing the use of outside sources and subcontractors for key manufacturing processes and services. This capability also improves quality control, reliability, and our ability to implement volume production. We have enhanced efficiency using a rigorous new product introduction process and metric based manufacturing organization. These manufacturing metrics provide clearly documented inputs to the front-end design process that result in more reliable products that can be built in a cost-effective manner.

Broad Frequency Range.    Our technologies support the range of frequencies utilized for mobile wireless and broadband wireless applications. Our microwave technology expertise covers the full range of the frequency spectrum used for existing wireless communications. Many of our subsystem competitors only address select frequency bands in the subsystems they design, which makes them vulnerable to technological advances in products that use frequency bands they do not address. By having the ability to design and manufacture products across the breadth of the wireless communications market, we can better address our customers’ needs and capitalize on our overall design and manufacturing capabilities.

STRATEGY

Our objective is to build on the strength of our core competencies to be the supplier of choice of wireless service providers, OEMs in the wireless infrastructure equipment industry and prime contractors in the defense electronics industry. Our strategy includes the following key elements:

Leverage Technology Leadership.    Through twenty years of leadership in high frequency applications in the defense and commercial industries, we believe that we have one of the most advanced portfolios of products and technologies encompassing RF, microwave and millimeter wave technologies. The skills that we developed in the defense industry, and honed in the commercial wireless market, have enabled us to develop solutions to achieve substantial reductions in the size and cost of wireless infrastructure equipment. We intend to continue to integrate additional functions into smaller packaging with fewer parts while meeting the reliability and performance specifications of next-generation wireless infrastructure equipment.

Continue to Develop Strong Strategic Alliances with Customers.    By forming lasting customer relationships through working closely with customers, we are better able to develop insight into their system requirements and to design specific products that meet their needs. We intend to continue to expand our key customer alliances with leading infrastructure OEMs. We concentrate our efforts on the commercial customers we believe will be the most successful in selling their systems to service providers that require high volume production.

Supply Integrated Microwave Subsystems to OEMs’ Worldwide Operations.    We have established significant relationships with every major global OEM. We believe that we are one of few RF and microwave subsystem and system companies that have the breadth of expertise in wireless communications technology necessary to service these OEMs’ worldwide operations. In fiscal 2003, we expanded our customer relationships in China through our strategic relationship with REMEC Himark Telecom Company, a provider of network development and optimization solutions for telecom operators and manufactures in Asia. In addition, the recent acquisition of Spectrian Corporation has provided us with a sales, marketing and design presence in South Korea and expanded our sales presence in South America.

Supply Niche Products Directly to Network Service Providers.    We intend to continue expanding our marketing efforts to sell certain niche wireless products directly to network service providers. Although we do not intend to enter into direct competition with our OEM customers, there are several niche products that are not being marketed aggressively by OEMs, including base station antenna-line tower top products, booster amplifiers and mobile wireless coverage distribution products. We intend to continue expanding our product portfolio and our efforts to market these products to network service providers when we can do so without competing directly with our OEM customers or enter into partnership agreements with our OEM customers to integrate our products into their system solutions. Our recent acquisition of Spectrian Corporation has added a strong capability in booster amplifier products in this segment of our business.

Enhance High Volume Manufacturing Capability.    We intend to continue to implement process manufacturing automation and believe that our ability to develop a high level of automated product alignment and test capability will help us to further improve our cost effectiveness and time to market. We also intend to continue expanding our foreign manufacturing operations, both at our current locations such as Costa Rica and the Philippines and our newer manufacturing facility in China, when appropriate, in order to lower our costs or to access an available workforce. In addition, we intend to offer our manufacturing services to OEMs and subsystem and component developers or manufacturers who need high volume manufacturing of their own products either because of capacity constraints or lack of manufacturing expertise.

Pursue Strategic Acquisitions.    We intend to continue to augment our existing technology base by acquiring specialized technology companies that complement our product offerings and market strategies. We believe that expansion of our core competencies and market-share through the acquisition of such specialized technology companies, when combined with our technological and manufacturing skills, will allow us to achieve improved levels of integration.

SIGNIFICANT BUSINESS DEVELOPMENT IN FISCAL YEAR 2003

In December 2002, REMEC announced the completion of our acquisition of Spectrian Corporation (“Spectrian”). Spectrian is located in Sunnyvale, California and designs and manufactures power amplifiers for the wireless infrastructure market. The Spectrian acquisition has expanded our product portfolio and global footprint. Spectrian brings excellent technology skills and capabilities in power amplifiers and strategic relationships with leading wireless OEMs, especially Asian and North American service providers.

SEGMENT INFORMATION

We have moved to reduce expenses and improve financial performance by streamlining our organization into two business segments: Commercial and Defense & Space. The Commercial segment includes the groups formerly known as Mobile Wireless, Broadband Wireless and Global Manufacturing. The Defense & Space

segment includes the operations of our REMEC Microwave, Inc. subsidiary; Nanowave Technologies, Inc., a majority owned subsidiary which designs and produces custom monolithic integrated circuits, critical modules and integrated subassemblies for fiber optic and broadband wireless communications systems; and certain non-operating subsidiaries.

Financial information regarding our business segments may be found in Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Commercial Segment

The Commercial segment addresses the mobile wireless infrastructure market, the broadband wireless market and the generic components market.

The Mobile Wireless Market.    The mobile wireless market includes the cellular infrastructure market that supports Code Division Multiple Access (“CDMA”), Time Division Multiple Access (“TDMA”), Global Standard for Mobile (“GSM”), Enhanced Data Rates for GSM Evolution (“EDGE”), Universal Mobile Telecommunications System (“UMTS”) and 3G networks. Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony through the transmission of voice and low speed data signals over analog cellular systems and digital PCS. In addition, the capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and increased level of service demands, service providers are expanding their current infrastructure and are implementing new wireless technologies.

The Broadband Wireless Market.    The broadband wireless market includes higher frequency fixed wireless applications, such as point-to-multipoint fixed wireless access systems, point-to-point microwave radio systems, wireless fidelity (“WiFi”) and very small aperture terminals systems. Consumers around the world are using the Internet for an ever-increasing range of purposes, including email, high quality audio, streaming video and other multimedia services. This increased usage requires an expanded capacity for the quick and reliable transmission of voice, video and data, which can be accomplished through broadband access. Furthermore, new fixed wireless access broadband technology can provide quality of service comparable to the best land line network alternatives at speeds that are significantly faster than conventional copper wire-based networks. Fixed wireless access broadband technology is designed to be integrated with the existing network backbone to address the last mile bottleneck problem. In addition, certain types of fixed wireless access broadband technology provide an alternative for selective network backbone applications. Broadband wireless systems include point-to-point, point-to-multipoint and satellite-to-multipoint broadband technologies.

The Generic Components Market.    The generic components segment includes the sale of single function components across all market segments, whereas the other segments focus on integrated solutions.

Defense & Space Segment

The Defense and Space segment addresses a broad spectrum of RF and microwave products for systems integrated by prime contractors in military and space applications. These products range from critical components and integrated modules to advanced integrated microwave assemblies for radar, missiles, electronic warfare and communication/navigation systems.

PRODUCTS

Commercial Segment Products

We provide our products to worldwide OEMs and service providers. These products include tower mounted amplifiers and boosters, high power and low noise amplifiers, integrated filtering and combining systems, coverage distribution (distributed antenna) systems, antennas, filters, transceivers, radio outdoor units and fixed wireless access systems.

Mobile Wireless.    We provide a full range of RF products and system solutions for use in cellular, TDMA, GSM, CDMA, PCS, PCN, EDGE and UMTS infrastructure networks. Our product lines include filter products, antenna line products and amplifier products and subsystems. Our products are designed to improve the capacity, coverage, efficiency, quality and reliability of today’s mobile infrastructure equipment networks.

•	Filter Products. These products include bandpass filters, delay filters, duplexers, power dividers, combiners and integrated duplexer/amplifier/combiner subsystems. These products are typically custom OEM solutions for specific base transceiver station manufacturers.

•	Antenna Line Products. The following products are offered for use in both end user networks and custom OEM solutions to provide coverage enhancement and extension: interference rejection filters; band specific (Rx/Tx) duplexers; multi-band duplexers; triplexers and combiners for co-siting applications; tower mounted amplifiers and tower mounted boosters; and remote RF heads. All of these products are qualified to IP-68 environmental requirements. Our innovative approach has led to the industry leading Antenna Line Protocol (ALPTM) for integration, monitoring and control of antenna line systems, including electronically tiltable antennas. Tower-mounted and remote RF head products eliminate the cable loss between the base transceiver station (“BTS”) radio and the antenna by filtering and amplifying the transmit/receive signals directly at the antenna. These RF heads may extend coverage by up to 30% to 40%. As fully integrated RF “front ends,” these products provide the circuitry of the radio that enables signals to be transmitted and received at RF frequencies and that can be used as the front end of low power transceiver units. Active antenna and remote RF head products that allow intermediate frequency, RF, microwave or fiber optic backhaul are currently being developed to provide coverage solutions for a multitude of applications including tower top, tunnel coverage and dense urban environments.

•	Amplifier Product and Subsystems. These products include low noise amplifiers (“LNAs”), driver amplifiers, single carrier power amplifiers (“SCPAs”), multi-carrier power amplifiers (“MCPAs”), up/down converters, transceivers, and complete integrated RF subsystems. The primary applications of the products are custom OEM solutions for specific base transceiver station manufacturers, but also includes a line of “standard” SCPA and MCPA high-power booster amplifier subsystems that “boost” the transmit signal of standard base stations to higher power levels and are offered in the end user market. These products are used in coverage applications to extend the range of the base transceiver stations to cover a wide area or capacity enhancement applications to boost the signal level of multiple carriers on a single antenna after they have been combined onto a single transmission line. Booster amplifier subsystems are offered as an integrated solution with our tower mounted amplifier products to provide a balanced link where the transmit power and receive sensitivity of the base transceiver stations are matched and optimized to a specific coverage area.

Broadband Wireless.    We provide a full range of microwave products and system solutions for point-to-point and point-to-multi-point microwave radio, fixed wireless access and very small aperture terminal wireless network systems.

•	Microwave Radio Products. We develop and supply wireless transceiver equipment for high (OC-3) and medium (T-l to DS-3) capacity point-to-point digital microwave radios deployed by network operators for backhaul of a variety of communications traffic and point-to-multi-point systems such as Local Multi-point Distribution System to deliver “last mile” wireless services for large, enterprise scaled data. Our products are utilized in systems that provide a cost effective approach to data transport where land line access to T-1 lines or fiber optic cable is not deployed or otherwise unavailable. For this market, we manufacture (i) microwave transceiver subsystems, including customer premise equipment radios and outdoor transmit radios and (ii) individual microwave modules, including antennas, diplexers, amplifiers, transceivers, synthesizers and power supplies that provide microwave transport functionality.

•	Fixed Wireless Access Systems. Fixed wireless access networks deliver small to medium, enterprise scaled data using our transport equipment. We service the “last mile,” bringing internet access and phone connections to small and medium businesses, home offices, and residences by providing an end-to-end, ethernet-to-ethernet connectivity with a complete fixed wireless access system. The systems consist of base-stations transmitting and receiving data in a point-to-multipoint environment to small, highly integrated transceiver/modems at the customer locations. We manufacture the RF and digital equipment for these systems and create and maintain the operating software, including a sophisticated management system. We also offer support and upgrade services for the customers which include: OEMs, telecommunications service providers, system integrators and wireless internet providers. We also market individual components of these systems including integrated customer premise equipment, radio transceivers and antennas to OEM manufacturers. We also sell antennas for the WiFi market.

•	Very Small Aperture Terminal Products. We also sell microwave transceiver equipment including customer premise equipment, outdoor radio units and microwave modules, such as transceivers and power amplifiers to OEMs and integrators of point-to-point and point-to-multipoint, very small aperture terminals and broadband satellite business communications systems.

Components.    We provide a broad selection of single function components including power dividers, filters, amplifiers, mixers and oscillators to external customers in a number of niche markets that are complimentary to our core markets

Defense & Space Products

We provide RF and microwave products for electronic warfare, radar and communication systems for the defense market. We design, build and integrate these products and their microwave functionality into integrated subsystems for defense programs that we believe have the highest probability of follow-on production. Our products are integrated into various defense tactical aircraft, satellites, missile systems and smart weapons that comprise the majority of high priority platforms of our customers. These RF and microwave systems, subsystems and integrated components are comprised of specialized combinations of components that perform a variety of microwave functions that include filters, couplers, power divider switches, amplifiers, voltage controlled oscillators, mixers and multipliers. Defense industry programs for which we provide subsystems and integrated components include the following:

•	F-16 Tactical Fighter for the U.S. Air Force and International Markets

•	F-18 ASR for the U.S. Navy

•	F-22 Stealth Tactical Fighter Aircraft program for the U.S. Air Force

•	F-35 Joint Tactical Fighter for the U.S. Air Force, Navy and Marines

•	Integrated Defensive Electronic Countermeasure System (IDECM) for the U.S. Navy

•	Advanced Medium Range Air to Air Missile (AMRAAM) program for the U.S. Air Force

•	Longbow Missile and RADAR programs for the U.S. Army

•	Standard missile for the U.S. Navy

•	Tomahawk Cruise Missile for the U.S. Navy

•	Standard Missile Block 3 for the U.S. Navy and International Markets

•	Comanche New Radar Developments for the U.S. Army

•	Tube Launched, Optically Tracked, Wire Guided (TOW) Missile for the U.S. Army

•	New Evolved Sea Sparrow (ESSM) Missile for the U.S. Navy and International Markets

MANUFACTURING

Commercial

The Commercial segment has the ability to manufacture microwave products in high-volume, including test and critical hybrid circuits. Our manufacturing is organized into three main activities: volume manufacturing, new product introduction and manufacturing support. Volume manufacturing includes those sites that specialize in building our custom designs and those that have expertise in building to customer designs. Our volume manufacturing capabilities are located in several locations:

•	Heredia, Costa Rica

•	Laguna, Philippines

•	Shanghai, China

•	Oulu, Finland

•	Escondido, California

As part of our corporate strategy to globally manufacture in cost competitive locations that meet our customer’s needs, we commit significant resources to the development of and standardization to best-in-class processes and procedures. These manufacturing standards are developed in close coordination with our plants and our design groups. This allows our engineers to develop highly integrated products using a variety of packaging technologies and our manufacturing facilities to build those products using the most efficient and effective techniques. Additionally, we aggressively pursue automation of key assembly and test processes in order to build on our competitive advantages.

All of our Commercial segment factories and major design centers have been certified to ISO-9001 or ISO-9002, as appropriate.

Defense & Space

The Defense & Space segment conducts its manufacturing activities at three major sites in North America. The primary manufacturing facility is located in San Diego, California. This facility includes design engineering, program management, manufacturing engineering, quality, supply chain management, and other support functions for the U.S. based portion of this business.

The San Diego facility has been recently upgraded and includes a new plant layout to maximize design and manufacturing operational efficiency in accordance with lean manufacturing principles.

REMEC Mexico, SA de CV, located in Tijuana, Mexico, serves as a low-cost manufacturing facility that augments the high production activities of our San Diego site. The close proximity to our San Diego location enables a full range of timely, technical support for our high-volume manufacturing activities. Both locations have well-recognized quality certifications (San Diego to ISO-9001 and Tijuana to ISO-9002). The San Diego location also maintains a MIL-PRF-38534 certification status for manufacturing microwave hybrid assemblies. On-site manufacturing capabilities include:

•	Precision machining, substrate fabrication, and electro-plating

•	Hermetic sealing including laser welding

•	Components fabrication

•	Automated/semi-automated, and manual solder assembly

•	Automated/semi-automated, and manual microelectronics hybrid assembly

•	Automated/semi-automated, and manual test capabilities

•	Environmental test laboratory

•	Failure analysis evaluation laboratory

Nanowave Technologies, Inc., our majority-owned subsidiary, has the same manufacturing capabilities as our San Diego facility and, in addition, includes a thin film processing capability. The facility is located in Toronto, Canada, and is currently pursuing ISO 9001 certification with a target date for completion in 2003. As a stand-alone operation, this site is supported by research and engineering, manufacturing engineering, quality, supply chain management, and other administrative support functions.

SUPPLY CHAIN

Our products are manufactured from both standard components and parts that are built to specifications by other manufacturers. Our most significant raw materials are aluminum, ceramics and liquid nitrogen. While there have been some shortages in components and other materials, we have generally been able to obtain materials and components from a variety of sources to meet our needs. We develop and maintain alternative sources for essential materials and components. We do not have a concentration of sources of supply materials, labor or services that, if suddenly eliminated, would severely impact our operations.

CUSTOMERS

REMEC derives significant revenues from a limited group of customers. For the fiscal year ended January 31, 2003, our top ten customers comprised approximately 63% of revenues, compared to 60% in 2002 and 70% in 2001. For fiscal year 2003, only one customer accounted for more than 10% of total fiscal revenues. Nokia Telecommunications Company accounted for approximately 16%. We anticipate that we will continue to derive significant revenues from sales to a relatively small group of customers. Our revenues would be significantly reduced if any of these customers cancel, reduce or delay orders or product shipments on account of their manufacturing or supply difficulties, financial difficulties or reduction in demand for their systems and products or otherwise.

We sell our commercial wireless communications products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers.

We sell RF and microwave equipment to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation. Our customers for defense products include BAE Systems PLC, Northrop Grumman Corporation and Raytheon Company.

SALES AND MARKETING

REMEC uses a team-based sales approach to facilitate close management of relationships at multiple levels of a customer’s organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of our engineering department and local sales representation. Our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. To identify sales opportunities, we primarily utilize a direct sales force supplemented by a group of manufacturer sales representatives.

We are expanding our international sales presence with direct sales offices in Europe and Asia. Sales to customers residing outside of the U.S. represented 34%, 24% and 27% of net sales in fiscal years ended January 31, 2003, 2002 and 2001, respectively. Our international sales figures do not include products sold to foreign end users by our domestic customers.

A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 8 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K, which is incorporated herein by reference.

BACKLOG

Our backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $132.0 million on both January 31, 2003 and January 31, 2002. Approximately $38.6 million of the January 31, 2003 backlog and approximately $49.1 million of the January 31, 2002 backlog, respectively, was for the Commercial segment.

Product orders in our backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a one-year period, we cannot offer any assurance that such orders will actually be shipped or that such orders will not be cancelled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders booked in that period.

COMPETITION

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and the market prices and margins of our products decline as competitors begin making similar products. We face some competition from component manufacturers who have integration capabilities, but we believe that our primary competition is from the captive manufacturing operations of large wireless communications OEMs, including all of the major telecommunications equipment providers, and defense prime contractors. We believe that our future success depends largely upon the extent to which these OEMs and defense prime contractors elect to purchase subsystems and integrated components from outside sources such as us. OEMs and defense prime contractors could develop greater internal capabilities and manufacture these products exclusively in-house, rather than outsourcing them, which would have a negative impact on our sales.

RESEARCH AND DEVELOPMENT

Our core competencies, including our emphasis on concurrent engineering, rely heavily on our research and development capabilities. These capabilities, including our breadth of engineering skills, have allowed us to develop products that operate at the full range of existing frequencies used in commercial wireless communications. Research and development expenses for the fiscal years ended January 31, 2003, 2002 and 2001 were approximately $34.6 million, $34.3 million and $19.0 million, respectively. We expect that as our commercial business expands, research and development expenses will increase in amount and as a percentage of sales.

Our research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer’s order and, accordingly, are included in cost of sales and the related funding in net sales. We believe that to remain a technology leader in the future we will need to invest significant financial resources in research and development. The results of the programs continue to enhance and add to our already impressive integration capability.

INTELLECTUAL PROPERTY

REMEC currently has more than sixty patents and approximately twenty-six patents pending. These patents include technologies for improving performance and reducing the cost of power amplifiers, multimode intelligent components, filters, transceivers, and microwave communications systems. We believe these patents provide a competitive advantage and are important to our success as a supplier of RF and microwave equipment supplier. Our intellectual property also includes a variety of trade secrets and technology licenses.

In order to protect our intellectual property rights, we rely on a documented intellectual property protection process that includes patents, trade secrets, copyrights and trademarks and employee and third party nondisclosure agreements. We also limit access to and distribution of proprietary information. The steps that we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from independently developing similar technology. Furthermore, in the future, third parties may assert infringement claims against us or with respect to our products. As to some of our products, we have agreed to indemnify our customers against possible claims by third parties that the products infringe their intellectual property rights. Asserting our rights or defending against third party claims could involve substantial costs and diversion of resources. If a third party was successful in a claim that one of our products infringed that third party’s proprietary rights, we may have to pay substantial royalties or damages or remove that product from the marketplace. We might also have to expend substantial financial and engineering resources in order to modify the product so that it would no longer infringe on those proprietary rights.

GOVERNMENT REGULATIONS

Our products are incorporated into commercial wireless communications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. Although the equipment operators and not us are usually responsible for compliance with these regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could negatively affect our business by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for wireless telecommunications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

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

EMPLOYEES

As of January 31, 2003, we had a total of 3,278 employees, including 2,063 in manufacturing and operations, 553 in research, development and engineering, 132 in quality assurance, 104 in sales and marketing, and 426 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees.

RISKS RELATING TO OUR BUSINESS

Current economic conditions are uncertain.

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth, if any, for the economy as a whole, and even more difficult to estimate growth, if any, in the specific markets in which we participate. Because our budgeting and forecasting are dependent upon estimates regarding the markets we serve, the prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual to make. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

The terrorist attacks in 2001, current conflicts in the Middle-East and the potential for future terrorist attacks and conflicts has created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the terrorist attacks in 2001. The long-term effects of these economic and political uncertainties on our business and the global economy remain unknown.

Operating in the commercial wireless communications industry carries certain risks.

Our success in the commercial wireless market depends in large part on investments by our customers in expensive wireless infrastructure equipment. Because the commercial wireless market has only recently begun to develop, it is difficult to predict the rate at which this market will grow, if at all. This market is currently experiencing a downturn, and as a result our customers may continue to reduce their capital expenditures in response to current or anticipated reductions in consumer demand for their products and services. If the current economic uncertainty continues, demand for our commercial wireless products may be sharply reduced or may fail to develop, which would adversely affect our revenues. In addition, the need to invest in the engineering, research and development and marketing required to penetrate markets and maintain service and support capabilities limits our ability to reduce expenses during downturns.

Our operations may be adversely affected by energy shortages.

In the past, California has experienced shortages of electrical power and other energy source. This condition has periodically resulted in rolling brown-outs, or the temporary and generally unannounced loss of the primary electrical power source. Our facilities in San Diego, Poway, Escondido and Milpitas are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. Although the immediate threat of power shortages in California has decreased, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

The failure of our customers to sell wireless communications network solutions that include our subsystems and integrated components would harm our sales.

In general, our integrated components and subsystems must be custom designed for use in our customers’ products. As a result, we sell our products to a relatively small group of customers, and our products must be specifically engineered for each customer. While we select our customers based on our assessment of their ability to succeed in the marketplace, we can not be sure of their success. If our customers are not successful, the length of time required to re-engineer our product for another customer may delay our sales or prohibit us from getting our products to the marketplace in a timely manner or at all.

Our production schedules and manufacturing processes may cause fluctuations in quarterly results.

Our quarterly results have varied significantly in the past and are likely to continue to vary significantly. These fluctuations are due to a number of factors, including the following: timing, cancellation or rescheduling of customer estimates for product; customer orders and shipments; pricing and mix of products sold; introduction of new products; our ability to obtain components and subassemblies from contract manufacturers and suppliers; and variations in manufacturing efficiencies. Any one of these factors could substantially affect our results of operations for any particular fiscal quarter.

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

We have entered into more defense industry development contracts as a source of defense revenues. Development contracts are contracts for the development of products, rather than the production of existing products and they tend to be fixed price contracts that generally result in lower gross profit margins than production contracts. As a result, our increased reliance on development contracts has led to increased quarterly fluctuations in sales and gross profit margins. Accordingly, our comparative performance from one fiscal quarter to the next is not necessarily an accurate indicator of our future performance.

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

Our dependence on a few sole suppliers may decrease our timeliness of product delivery to customers.

In some cases, we rely on sole suppliers or limited groups of suppliers to provide us with services and materials necessary for the manufacture of our products. If we are not able to obtain sufficient allocations of these components, our production and shipment of product will be delayed, we may lose customers and our profitability may be affected.

Other risks relating to our reliance on sole suppliers include reduced control over productions costs, delivery schedules, reliability and quality of materials. Any inability to obtain timely deliveries of acceptable quality materials, or any other circumstances that would require us to seek alternative suppliers, could adversely affect our ability to deliver products to our customers. While it is unlikely that costs from our major suppliers will increase as costs are strictly managed through long term contracts, if they did, we may suffer losses if we are unable to recover such cost increases under fixed price production commitments to our customers.

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

For the fiscal year ended January 31, 2003, approximately 34% of our revenue was derived from sales to customers residing outside the U.S. In addition, some of our U.S.-based customers who integrate our subsystems into their products may sell into these international markets. Adverse international economic conditions or developments, including economic instability in Asia, have in the past and could in the future negatively affect our direct sales and sales by our customers into these regions which would impact our revenues.

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

Over the last several years we have acquired a number of companies. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. There can be no assurance as to the effect of future acquisitions on our business or operating results.

Competition among technology companies for experienced engineers and other personnel may affect our ability to sustain our growth expectations.

We depend on attracting and retaining competent personnel in all areas of our business, including management, engineering, manufacturing, quality assurance, finance, marketing and support. In particular, our development efforts depend on hiring and retaining qualified engineers. We believe that engineers, including highly skilled microwave engineers, with the skills necessary to develop products for wireless communications are in high demand. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. If we are unable to hire a sufficient number of engineering personnel, we may be unable to support the growth of our business, and as a result, our sales may suffer.

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

Our principal executive officers are located at 3790 Via de la Valle, Del Mar, California 92014. As of January 31, 2003, we owned or leased a total of approximately 1,172,000 square feet of space worldwide. We believe our existing properties are in good condition and suitable for the conduct of our business.

Our principal leased facilities have lease terms expiring between 2003 and 2010. Additional information regarding our obligations under property leases may be found in Note 5 to the Consolidated Financial Statements, which is incorporated herein by reference.

At the end of fiscal 2003, we were productively utilizing the space in our facilities, while actively disposing of space determined to be in excess.

Commercial Segment Properties

The Commercial segment owns or leases approximately 964,000 square feet located primarily in Poway, California; Milpitas, California; Escondido, California; Palm Bay, Florida; Richmond, Virginia; Aylesbury, United Kingdom; Shanghai, China; Heredia, Costa Rica; Oulu, Finland; Laguna, Philippines; San Paulo, Brazil; and Seoul, South Korea.

Defense & Space Segment Properties

The Defense & Space segment owns or leases approximately 252,000 square feet primarily located in San Diego, California; Tijuana, Mexico; and Ontario, Canada.

Significant Geographic Operations

Americas	Europe	Asia
San Diego, California	Aylesbury, United Kingdom	Shanghai, China
Poway, California	Oulu, Finland	Laguna, Philippines
Escondido, California		Seoul, South Korea
Milpitas, California
Sunnyvale, California
Palm Bay, Florida
Richmond, Virginia
Forsyth, Missouri
Ontario, Canada
Tijuana, Mexico
Heredia, Costa Rica
San Paulo, Brazil

ITEM 3.	LITIGATION

On September 24, 2002 a purported shareholder derivative lawsuit was filed against REMEC, naming the current directors of REMEC as defendants (and REMEC as a nominal defendant), in Superior Court of the State of California, County of San Diego. The lawsuit was filed by the law firm Robbins, Umeda & Fink, LLP as counsel for David Szalay. The complaint asserts, among other things, that the directors of REMEC breached their fiduciary duties by allegedly failing to renegotiate and/or terminate the agreement and plan of merger and reorganization entered into between Spectrian Corporation and REMEC dated as of May 19, 2002.

On April 3, 2003, the Court entered a dismissal of the case in its entirety. REMEC did not make or promise to make any payment, direct or indirect, to the plaintiffs or their counsel for the dismissal of the action.

Other than the shareholder derivative lawsuit described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

A Special Meeting (the “Special Meeting”) of Shareholders of REMEC was held on Friday, December 20, 2002, at REMEC’s principal executive offices located at 3790 Via de la Valle, Suite 311, Del Mar, California. Of the 44,454,450 shares of our common stock which could be voted at the Special Meeting, 35,852,555 shares of our common stock, representing 80.65% of our outstanding common stock on the record date for the Special Meeting (November 8, 2002), were represented at the Special Meeting in person or by proxy, which constitutes a quorum. The following proposal was voted upon and approved by the shareholders with voting results as follows:

To approve the Amended and Restated Agreement and Plan of Merger and Reorganization by and among REMEC, Inc., a California corporation, REEF Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of REMEC, and Spectrian Corporation, a Delaware corporation, dated as of October 29, 2002, to approve the merger provided for therein, and to approve the issuance of shares of REMEC common stock in connection with the merger.

Votes For	Votes Against or Withheld	Votes Abstained	Broker Non-Votes
35,557,502	274,756	20,297	—

PART II

ITEM 5.	MARKET FOR REMEC’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol “REMC.” On March 28, 2003, the number of shareholders of record of REMEC common stock was 997 and the closing sale price of REMEC common stock was $4.90 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated.

	High	Low
Fiscal 2002
First Quarter	$13.63	$8.05
Second Quarter	12.40	8.21
Third Quarter	11.68	7.31
Fourth Quarter	12.20	8.39

Fiscal 2003
First Quarter	$10.31	$7.90
Second Quarter	8.71	3.75
Third Quarter	5.00	2.33
Fourth Quarter	5.80	3.20

Fiscal 2004
First Quarter (through March 28, 2003)	$5.14	$4.01

DIVIDEND POLICY

We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, the credit agreement we entered into in February 2003 restricts the amount of cash dividends that we may pay.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for REMEC and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended January 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:(1)
Net sales	$246,588	$229,981	$273,499	$189,189	$179,215
Cost of sales	211,533	207,411	203,811	143,580	137,443

Gross profit	35,055	22,570	69,688	45,609	41,772
Operating expenses:
Selling, general and administrative	42,393	49,400	43,311	38,189	36,835
Research and development	34,568	26,332	18,953	13,994	10,903
In-process research and development	—	8,002	—	—	—
Impairment of long-lived assets	3,304	17,695	2,311	—	—
Restructuring charge	924	17,257	—	—	—
Merger and acquisition costs	—	—	2,750	3,130	—

Total operating expenses	81,189	118,686	67,325	55,313	47,738

Income (loss) from operations	(46,134)	(96,116)	2,363	(9,704)	(5,966)
Write-down of investment	(1,801)	(9,400)	—	—	—
Gain on sale of subsidiary	—	7,614	—	—	—
Gain on sale of investment	—	—	1,707	—	—
Gain on sale of facility	1,183	—	—	—	—
Interest income and other, net	1,523	4,892	9,803	2,601	3,008

Income (loss) before income taxes and minority interest	(45,229)	(93,010)	13,873	(7,103)	(2,958)
Provision (credit) for income taxes	18,565	(22,175)	2,917	(428)	1,873

Income (loss) before minority interest	(63,794)	(70,835)	10,956	(6,675)	(4,831)
Minority interest	—	(972)	77	—	—

Net income (loss)	$(63,794)	$(69,863)	$10,879	$(6,675)	$(4,831)

Earnings (loss) per share:
Basic	$(1.36)	$(1.56)	$0.25	$(0.18)	$(0.13)

Diluted	$(1.36)	$(1.56)	$0.24	$(0.18)	$(0.13)

Shares used in per share calculations:
Basic	46,784	44,904	43,436	37,721	37,083

Diluted	46,784	44,904	45,482	37,721	37,083

	At January 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:(1)
Cash, cash equivalents and short term-investments	$77,349	$49,438	$138,526	$34,836	$83,012
Working capital	115,023	125,265	225,405	95,610	133,807
Total assets	338,726	324,738	390,225	223,929	218,571
Long-term debt	—	—	—	5,049	—
Total shareholders’ equity	262,571	281,869	341,486	187,892	191,607

(1)	REMEC has made numerous acquisitions, the more significant of which are Spectrian Corporation in fiscal 2003 and ADC Mersum OY and Pacific Microwave Corporation in fiscal 2002, all of which were accounted for as purchases. The operating results of the acquired entities are included with REMEC from the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the third quarter of fiscal 2003, for the purposes of improving our operating efficiency, we reorganized our business into two reportable segments, Commercial and Defense & Space. Previously, our business was divided into four reportable segments. The Commercial segment, which now encompasses our former Mobile Wireless, Broadband Wireless and Global Manufacturing groups, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment includes the operations of our REMEC Microwave, Inc. subsidiary and Nanowave Technologies, Inc., our majority owned Canadian subsidiary. The Defense & Space segment provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	Years Ended January 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.8	90.2	74.5

Gross profit	14.2	9.8	25.5
Operating expenses:
Selling, general and administrative	17.2	21.5	15.8
Research and development, including in-process	14.0	14.9	6.9
Impairment of long-lived assets	1.3	7.7	0.9
Restructuring charge	0.4	7.5	—
Merger and acquisition costs	—	—	1.0

Total operating expenses	32.9	51.6	24.6

Income (loss) from operations	(18.7)	(41.8)	0.9
Write-down of investment	(0.7)	(4.1)	—
Gain on sale of subsidiary	—	3.3	—
Gain on sale of investment	—	—	0.6
Gain on sale of facility	0.5	—	—
Interest income and other, net	0.6	2.2	3.6

Income (loss) before income taxes and minority interest	(18.3)	(40.4)	5.1
Provision (credit) for income taxes	7.6	(9.6)	1.1

Income (loss) before minority interest	(25.9)	(30.8)	4.0
Minority interest	—	(0.4)	—

Net income (loss)	(25.9)%	(30.4)%	4.0%

FISCAL YEAR ENDED JANUARY 31, 2003 VS. FISCAL YEAR ENDED JANUARY 31, 2002

Net Sales and Gross Profit.    Net sales for fiscal 2003 increased 7.2% from $230.0 million during fiscal 2002 to $246.6 million during fiscal 2003. This increase reflects additional sales of filter products associated with operations acquired in the fourth quarter of fiscal 2002, the additional sales of amplifier products associated with operations acquired in the fourth quarter of fiscal 2003 and the growth in sales at our Defense & Space segment which combined to offset decreased sales of our other commercial products owing to continued weak demand from telecommunications infrastructure customers. Gross profit increased 55.3% from $22.6 million in fiscal 2002 to $35.1 million in fiscal 2003 (gross profit as a percentage of net sales increased from 9.8% during fiscal 2002 to 14.2% during fiscal 2003). Fiscal 2002 results include charges of approximately $15.2 million to establish additional reserves for excess inventory. Excluding the impact of these additional inventory reserves, gross profit and gross profit as a percentage of net sales decreased from prior year levels as a result of increased manufacturing overhead costs associated with acquired operations.

Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 8 of the Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial.    Net sales increased by $11.7 million, or 7.4%, to $168.7 million in fiscal 2003. The increase is primarily attributable to the full year impact of filter product sales associated with our acquisition in the fourth quarter of fiscal 2002 of ADC Mersum Oy located in Finland. In addition, the Commercial segment experienced continued strong demand for manufacturing services as well as increased amplifier revenues associated primarily with the acquisition of Spectrian Corporation occurring in the latter part of fiscal 2003. In the second half of fiscal 2003, the Commercial segment received significant purchase orders from an OEM customer for multi-carrier power amplifiers. These increases were adversely impacted by the continued overall decline in industry demand for point-to-point radios and transceivers as well as diminished orders of masthead products. Gross profit as a percentage of net sales increased from 7.1% in fiscal 2002 to 10.2% in fiscal 2003. In fiscal 2002, the Commercial segment’s gross profit was negatively impacted by approximately $13.8 million of excess inventory reserves. Excluding the impact of the reserves recorded in fiscal 2002, gross profit as a percentage of net sales would have decreased 5.7% in 2003. The decrease is primarily a result of under-absorption of manufacturing overhead at our manufacturing facilities and increased direct material costs. The operating loss of the Commercial segment decreased from $95.1 million in fiscal 2002 to $48.9 million in fiscal 2003. Excluding the impact of charges of $35.0 million of restructuring and asset impairment charges, $13.8 million of reserves for excess inventory and $8.0 million of in-process research and development charges incurred in fiscal 2002, the Commercial segment operating loss in fiscal 2003 increased by $10.5 million owing to the additional operating costs associated with acquired operations.

Defense & Space.    Net sales increased by $4.9 million, or 6.7%, from $73.0 million in fiscal 2002 to $77.9 million in fiscal 2003, while gross profit as a percentage of sales increased from 15.6% in fiscal 2002 to 22.9% in fiscal 2003. The increase in net sales is mainly attributable to increased delivery rates based on customer contract requirements in the segment’s U.S. operations. The increase in gross profit as a percentage of net sales reflects the successful transitioning of several programs from the development and low-rate production phase to the higher gross profit full-rate production phase, improved overhead absorption resulting from the increase in production volumes, and continued productivity and manufacturing efficiency improvements at our Mexico facility on production programs. Despite an asset impairment charge of $2.6 million relating to our Canadian operations, results for the Defense & Space segment increased from an operating loss of $1.0 million in fiscal 2002 to operating income of $2.8 million in fiscal 2003, primarily as a result of the increase in gross profit as a percentage of sales in the segment’s U.S. operations.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, decreased 14.2% from $49.4 million in fiscal 2002 to $42.4 million in fiscal 2003, and as a percentage of net sales decreased from 21.5% in fiscal 2002 to 17.2% in fiscal 2003. The decrease in SG&A is primarily attributable to the reversal of $1.7 million of previously accrued employee compensation and professional fee accruals in the first quarter of fiscal 2003 (upon determination that these reserves exceeded amounts required), a $2.4 million reduction of goodwill amortization due to the implementation of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which eliminated the requirement to amortize goodwill (see Note 1 of the Consolidated Financial Statements), and other cost savings initiatives such as reductions in headcount and other payroll related costs.

Research and Development Expenses, Including In-Process.    Research and development expenses increased slightly from $34.3 million in fiscal 2002 to $34.6 million in fiscal 2003, and as a percentage of net sales, decreased from 14.9% in fiscal 2002 to 14.0% in fiscal 2003. Excluding acquisition related in-process research and development charges, research and development expenses increased by $8.2 million, or 31.3%, from fiscal 2002 to fiscal 2003, principally as a result of the operations acquired by the Commercial segment and reflects increased activity associated with new wireless communications product development initiatives that we believe are required to meet current and future market and customer requirements.

Restructuring Charge.    During the fourth quarter of fiscal 2003, we reassessed our restructuring accrual in as much as it related to lease costs at abandoned facilities and recorded an additional restructuring charge of approximately $0.9 million associated with these leases. (See Note 6 of the Consolidated Financial Statements.)

Impairment of Long-Lived Assets.    During fiscal 2003, we recorded asset impairment charges totaling approximately $2.6 million to write-off certain intangible assets as well as an additional $0.7 million to write- down the leasehold improvements at abandoned facilities.

Write-Down of Investment.    Net income for fiscal 2003 includes a $1.8 million charge representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with our proposed merger with Allgon in fiscal 2001. The carrying value of these shares was written down to the market value at the end of fiscal 2003. Subsequent increases and decreases in the value of this investment will be recorded as unrealized gains and losses in other comprehensive income.

Gain on Sale of Facility.    Fiscal 2003 results include a $1.2 million gain associated with the sale of a vacant facility located in San Diego, California. There was no similar gain in the prior year.

Interest Income and Other, Net.    Interest income and other, net, decreased 68.9% from $4.9 million in fiscal 2002 to $1.5 million in fiscal 2003 due to the combination of reduced yields on our investments and a reduction in the average amount of funds available for investment.

Provision (Credit) for Income Taxes.    Income tax expense increased from a credit for income taxes of $22.2 million in fiscal 2002 to an expense for income taxes of $18.6 million in fiscal 2003. The credit for income taxes recorded during fiscal 2002 reflected the recognition of a tax benefit associated with our domestic net operating losses. Fiscal 2003 results reflect the establishment of a valuation reserve against certain previously recorded deferred tax assets. In conjunction with our acquisition of Spectrian Corporation, we undertook a reassessment of our tax strategy and overall tax situation. This analysis led us to conclude that, while we expect a transition to profitability during fiscal 2004, the majority of projected future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we now believe that our ability to recover previously recorded deferred tax assets in the near term has diminished and that it is appropriate to establish a valuation allowance to fully reserve our previously recorded deferred tax assets.

The effective tax rate, (benefit) or expense, for the fiscal years ended January 31, 2003 and 2002 is 41.0% and (23.8)%, respectively. The effective rate differences relate to changes in the level of operating results in the various tax jurisdictions in which we operate, as well as the utilization of tax credits, and the establishment of valuation reserves against deferred tax assets.

For the fiscal years ended January 31, 2003 and 2002, we were in a net operating loss position for current tax provision purposes. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

FISCAL YEAR ENDED JANUARY 31, 2002 VS. FISCAL YEAR ENDED JANUARY 31, 2001

Net Sales and Gross Profit.    Net sales for fiscal 2002 decreased 15.9% from $273.5 million during fiscal 2001 to $230.0 million during fiscal 2002 (of which $16.6 million of revenue from operations from companies acquired during the year), due to decreased demand from the telecommunications equipment sector, pricing pressures affecting our Commercial segment and a reduction of Defense & Space segment sales as a result of the sale of our Humphrey subsidiary in February 2002 (Humphrey contributed sales of $13.4 million in fiscal 2001 as compared with sales of $1.0 million in fiscal 2002). Gross profit decreased 67.6% from $69.7 million in fiscal 2001 to $22.6 million in fiscal 2002 (of which $0.6 million of gross profit arose at operations acquired during the year). Consolidated gross profit as a percentage of sales decreased from 25.5% during fiscal 2001 to 9.8% during fiscal 2002. Gross profit and gross profit as a percentage of sales declined from prior year levels as a result of charges to record reserves for excess inventory and losses on production contracts of approximately $15.2 million and the negative impact on overhead absorption of the significant decline in our production volume.

During the last two years, we have increased our reserve for obsolete inventory from $6.6 million to $23.2 million, principally to cover exposure to potentially excess and obsolete commercial products inventories. During this period, the commercial telecommunications market has seen a sudden and significant decline in demand resulting in an excess of supply in the marketplace which negatively impacted sales and gross profits during the corresponding period. We have increased our inventory reserves because forecasted demand has continued to decline and because it is difficult to assess when the demand for our products will recover.

Our practice is to fully reserve for inventory that we do not believe we will be able to sell within the next 12 months. Due to the uncertainty surrounding sales forecasting in the current environment and the current lack of market demand, we have not disposed of significant amounts of reserved inventory. If an alternative use does not become apparent, we will sell this inventory at its scrap value or otherwise dispose of it. On a historical basis, the recoveries from sales of inventory as scrap have not been significant to our results from operations. The sale or disposal of the scrap or fully reserved inventories has not historically had a material impact on our revenue and gross margins.

Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 8 of the Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial.    Net sales decreased by $21.8 million, or 12.2%, to $157.0 million during fiscal 2002. The decrease is primarily attributable to the overall decline in demand from the telecommunications equipment sector that more than offset increased demand for our manufacturing services and approximately $10.9 million of filter product sales resulting from our acquisition, in the fourth quarter of fiscal 2002, of ADC Mersum OY. Gross profit as a percentage of net sales decreased from 23.8% in fiscal 2001 to 7.1% in fiscal 2002. In fiscal 2002, gross profits were negatively impacted by charges of approximately $13.8 million to record reserves for excess inventory and losses on production contracts and the additional manufacturing overhead associated with our acquisition of Pacific Microwave Corporation (which was acquired in the first quarter of fiscal 2002). The operating loss of the Commercial segment increased from $9.3 million in fiscal 2001 to $95.1 million in fiscal 2002. The significant increase in the operating loss of this segment resulted from a combination of factors, including: the decline in sales and inventory reserves discussed above, asset impairment and restructuring charges totaling $35.0 million and in process research and development charges of $8.0 million.

Defense & Space.    Net sales decreased 22.9% from $94.7 million in fiscal 2001 to $73.0 million in fiscal 2002, while gross profit as a percentage of sales decreased from 28.7% in fiscal 2001 to 15.6% in fiscal 2002. The decrease in sales is attributable to two factors: 1) decrease in demand for avionics and electro-optics products at our majority-owned Canadian subsidiary and 2) absence of our Humphrey subsidiary which was sold during February 2001. The decrease in gross profit as a percentage of sales is mainly attributable to under-absorption of manufacturing overhead at our majority-owned Canadian subsidiary due to the significant decrease in sales volume. The decline in sales and under-absorption of manufacturing overhead costs at our majority owned Canadian subsidiary and approximately $1.4 million of excess inventory charges resulted in a $1.0 million operating loss in fiscal 2002 versus $11.7 million operating income in fiscal 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, increased 14.1% from $43.3 million in fiscal 2001 to $49.4 million in fiscal 2002. The increase in SG&A is primarily attributable to a combination of factors: an increase in payroll and employment benefits related costs, additional costs arising at Pacific Microwave Corporation and ADC Mersum OY, including goodwill amortization costs of approximately $1.6 million and non-recurring expenditures of approximately $1.1 million related to improvements in our financial reporting and budgeting systems. As a percentage of net sales, SG&A expenses increased from 15.8% in fiscal 2001 to 21.5% in fiscal 2002 as a result of the significant decline in our sales revenues.

Research and Development Expenses, Including In-Process.    Research and development expenses increased 80.5% from $19.0 million in fiscal 2001 to $34.3 million in fiscal 2002, and as a percentage of net sales, increased from 6.9% in fiscal 2001 to 14.9% in fiscal 2002. These expenditures are almost entirely attributable to the Commercial segment and reflect increased activity associated with new wireless communications product development as well as charges totaling approximately $8.0 million recorded in connection with acquisitions.

Restructuring Charge.    During the fourth quarter of fiscal 2002, we announced our plan to restructure our operations to improve overall financial performance. The plan calls for reducing our overall cost structure, realigning manufacturing capacity with current demand, moving to low cost offshore manufacturing and disposing non-core operations. As a result, we recorded a restructuring charge in fiscal 2002 totaling approximately $17.3 million. This charge includes severance costs related to the reduction of our workforce, the closure, combination or sale of certain facilities and the write-off of other non-performing operating assets. We expect to generate the majority of the cost savings from these restructuring efforts in the form of reduced employee payroll and related costs and anticipate that the steps taken to date will reduce the operating costs of the Commercial segment by a total of approximately $28.0 million annually. We anticipate that the restructuring steps to date will generate approximately $2.7 million of additional savings in the form of reduced lease costs and reductions in amortization and depreciation of leasehold improvements and fixed assets.

Impairment of Long-Lived Assets.    Results of operations for fiscal 2002 include an impairment charge of $17.7 million associated with our acquisition of Pacific Microwave Corporation. At the time of acquisition, this entity had experienced increased revenue growth year over year since 1997 and had achieved operating profitability in 2000. From the time of acquisition in March 2001, through the end of the fiscal year, this entity experienced significant declines in revenue and began incurring significant operating losses. This change in circumstances is principally attributed to the overall downturn in the telecommunications industry causing a global decrease in demand and loss in customer base. Given these changes in market conditions, indicators of impairment were deemed to be present, therefore, based on a formal analysis of discounted cash flows, an impairment charge was determined to be necessary in the fourth quarter of fiscal 2002.

Write-Down of Investment.    Results of operations for fiscal 2002 include a $9.4 million charge to operations representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with the proposed merger with Allgon in fiscal 2001. The carrying value of these shares was written down to the market value at the end of the first quarter of fiscal 2002.

Gain on Sale of Subsidiary.    Results of operations for fiscal 2002 include the gain of $7.6 million from the sale of our Humphrey, Inc. subsidiary.

Interest Income and Other, Net.    Interest income and other, net, decreased 50% from $9.8 million in fiscal 2001 to $4.9 million in fiscal 2002. The decrease was due to the combination of reduced yields on our investments as short-term interest rates declined during the course of the current fiscal year and a reduction in the amount of funds available for investment.

Provision (Credit) for Income Taxes.    Income tax expense decreased from an expense for income taxes of $2.9 million in fiscal 2001 to a credit for income tax expense of $22.2 million in fiscal 2002. The credit for income taxes recorded during the current fiscal year reflects the recognition of the tax benefit associated with our domestic net operating losses.

The effective tax rate, (benefit) or expense, for the years ended January 31, 2002 and 2001 is (23.8)% and 21.0%, respectively. The effective rate differences relate to changes in the level of operating results in the various tax jurisdictions in which we operate, as well as the utilization of tax credits, and the establishment of valuation reserves against deferred tax assets.

For the fiscal year ended January 31, 2002, we were in a net operating loss position for current tax provision purposes. Significant items affecting the calculation of the effective tax rate include large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

For the fiscal year ended January 31, 2001, we were in a net income position for current tax provision purposes. We were able to utilize tax credits during the year, which lowered the effective rate. In addition, significant benefit was realized due to the foreign income tax rate differentials.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003, we had $115.0 million of working capital, which included cash and cash equivalents totaling $64.9 million. Subsequent to January 31, 2003, we entered into a $25.0 million revolving working capital line of credit with a bank, which expires in February 2005. The borrowing rate under this facility is based on a fixed spread over the London Interbank Offered Rate. Through March 28, 2003, we have not had any borrowings under this credit facility.

We lease certain office and production facilities under non-cancelable agreements classified as operating leases. In accordance with accounting principles generally accepted in the United States, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. As of January 31, 2003, our remaining obligations under these leases was approximately $30.8 million, of which approximately $7.3 million will be payable over the next 12 months. Scheduled payments under these lease obligations are disclosed in Note 5 to our Consolidated Financial Statements. In fiscal 1999, we entered into a synthetic lease arrangement with an affiliate of our bank whereby the bank acquired one of our facilities from a third party and then leased this facility to us. Under this arrangement, we were not required to record the related asset (building) and liability (debt) associated with this building. During fiscal 2001, we entered into a security agreement with the bank whereby we agreed to pledge approximately $17.0 million in connection with the collateralization of this facility lease. The collateral for this lease is included in our balance sheet as restricted cash. Subsequent to year end, the underlying property was sold, the synthetic lease was terminated and we entered into a new lease arrangement covering this property. The new lease terms provide for a 14-year lease with payments of approximately $165,000 per month.

During the year ended January 31, 2003, net cash used by operations totaled $10.6 million. The negative operating cash flow during this period was principally the result of our loss (net of non-cash items including depreciation and amortization expense and the valuation reserve established against our net deferred tax asset) and cash used to fund working capital requirements including the $7.0 million increase in accounts receivable resulting from the increase in sales during the fourth quarter of fiscal 2003.

During the year ended January 31, 2003, we generated $20.9 million of cash from investing activities primarily due to the cash, cash equivalents and short-term investments acquired in connection with our acquisition of Spectrian Corporation. Excluding $32.3 million acquired from Spectrian Corporation, investing activities used net cash of $11.4 million. This included net cash outflows of $15.3 million and $2.0 million associated with capital expenditures and other assets, respectively, and net cash proceeds of $5.8 million from the sale of real property. Our future capital expenditures may continue to be significant as a result of expansion of our international production facilities associated with new wireless communications product development initiatives.

Financing activities during the year ended January 31, 2003, consisted of proceeds of $2.4 million from the issuance of common stock under our Employee Stock Purchase Plan and from stock option exercises, and a $0.2 million reduction of long-term obligations.

Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. We believe that available capital resources will be adequate to fund our operations for at least twelve months.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, restructuring costs and income taxes. We base our estimates on historical experience and current developments and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially may result in materially different results under different assumptions or conditions. We consider the following accounting policies to be those that are both most important to the portrayal of our financial results and that require the most subjective judgment. See Note 1, of the notes to the Consolidated Financial Statements, for a summary of our significant accounting policies.

Revenue Recognition.    We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer. We generally ship to our customers “Free on Board” shipping point. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. We believe that our revenue recognition policy is consistent with this guidance and in accordance with accounting principles generally accepted in the United States. If our shipping policies were to change, including the point of title transfer, materially different reported results would be likely.

Accounts Receivable.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At January 31, 2003, accounts receivable totaled $48.3 million, net of reserves for bad debt of $1.9 million.

Inventory Adjustments.    Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At January 31, 2003, inventories totaled $53.1 million, net of reserves for excess and obsolete inventory of $19.1 million and contract losses of $3.0 million.

Valuation of Goodwill, Intangible and Other Long-Lived Assets.

At January 31, 2003, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the fourth quarter of fiscal 2003, there was an impairment loss of $2.6 million recorded in accordance with the provisions of SFAS No. 144. In December 2002, in accordance with SFAS No. 146 “Accounting for Cost Associated with Exit or Disposal Activities,” the Company recorded a charge to SG&A expense in the amount of $0.5 million, which included a $0.1 million write-off of leasehold improvements and a $0.4 million charge to accrue lease costs associated with an abandoned facility.

We were required to assess goodwill impairment in fiscal 2003 using the methodology prescribed by SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that a transitional goodwill impairment test be performed as of February 1, 2002. We did not recognize any goodwill impairment as a result of performing this transitional test. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis based upon identifiable reporting units. The majority of our acquisitions that resulted in goodwill being recorded fall within our Commercial segment. The majority of goodwill and other long-lived assets within the Commercial segment are attributable to the ADC Mersum OY acquisition. Nanowave Technologies, Inc., which was merged into the Defense & Space segment in connection with the reorganization/reevaluation of the reporting units in 2003, is the only purchased business of this segment. Management determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level. The required annual goodwill impairment test was performed as of December 27, 2002. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assume that we will gain market segment share in the future and that the Commercial segment will experience recovery and a return to growth and profitability from the current trends. We may incur charges for impairment of goodwill in the future if the telecommunications sector does not recover as we expect, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance or if we fail to achieve our assumed revenue growth rates or assumed gross margins. In performing the fiscal 2003 annual test for the Commercial segment, we assumed sales growth rates ranging from 5%-15%; gross profit margins ranging from 30%-38% (excluding depreciation); an income tax rate of 18% and a discount rate of 20%. For the Defense & Space segment analysis, our assumptions were sales growth rates ranging from 5%-20%; gross profit margins ranging from 28%-33% (excluding depreciation); an income tax rate of 25% and a discount rate of 15%. We did not recognize any goodwill impairment as a result of performing this annual test.

Accrued Restructuring Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We recorded a charge for restructuring related costs of $17.3 million during fiscal 2002. During fiscal 2003, we reassessed the restructuring accrual, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.9 million charge. We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At January 31, 2003, the remaining balance of accrued restructuring costs was $1.5 million. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were significantly different.

Valuation of Deferred Tax Assets.    Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized, when it is more likely than not that the deferred tax assets will not be realized in the near term. During fiscal 2003, in conjunction with our acquisition of Spectrian Corporation, management undertook a reassessment of our tax strategy and our overall tax situation, which included the transferring of certain intangible property to off-shore entities. This analysis led us to conclude that, while management expects that we will transition to profitability during fiscal 2004, the majority of any future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we believe that our ability to recover tax assets associated with high effective tax rate jurisdictions has diminished in the near term and that it is appropriate to establish a valuation allowance to fully reserve our previously recorded deferred tax asset.

Recently Issued Accounting Standards.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue No. 94-3, a liability for an exit cost as generally defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, however, earlier adoption is permissible. We do not believe adoption will have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25 and therefore do not anticipate the adoption to have a material impact on its financial position or results of operations in future periods. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003. Under this pronouncement, on July 1, 2003, we would be required to record an asset and liability of approximately $17.5 million related to a synthetic lease, which is currently not recorded on the balance sheet. Subsequent to year end, the underlying property associated with the synthetic lease was sold and the synthetic lease was terminated accordingly. Based on the termination of the synthetic lease, we do not anticipate that the adoption of this pronouncement will have a material impact on the financial position or results of operations.

ITEM 7(a).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We terminated our line of credit and revolving term loan credit facilities in April 2002. As such, we had no exposure to interest rate movement related to outstanding debt during the majority of fiscal 2003. In February 2003, we entered into a $25.0 million credit facility. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through March 28, 2003, we have had no borrowings under this credit facility and, therefore, no related exposure to interest rate movement.

At January 31, 2003, our investment portfolio includes fixed-income securities with a recorded value of approximately $11.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

FOREIGN CURRENCY EXCHANGE RATE

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. dollar and British pound to euro conversions. Considering the anticipated cash flows from firm sales commitments, anticipated sales for the next quarter and foreign currency denominated accounts as of January 31, 2003, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter of fiscal 2004 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. This analysis is consistent with our approach in previous years. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. We review our position each month for expected currency exchange rate movements. As of January 31, 2003, we were not parties to any financial contracts to hedge foreign currency exchange risk on current, anticipated or forecasted transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

Information pertaining to directors of REMEC is set forth under the caption “Election of Directors—Nominees” in REMEC’s Proxy Statement (the “2003 Proxy Statement”) for the Annual Meeting of Shareholders expected to be held on June 20, 2003 and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 2003 Proxy Statement under the caption “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into this Annual Report on Form 10-K.

The following table sets forth certain information concerning the executive officers and directors of REMEC as of March 28, 2003:

Name	Age	Position
Ronald E. Ragland	61	Chairman of the Board and Chief Executive Officer
Thomas H. Waechter	50	President and Chief Operating Officer
Jack A. Giles	61	Executive Vice President and President, Defense and Space Products Group & REMEC Microwave, Inc.
David L. Morash	58	Executive Vice President and Chief Financial Officer
Jon E. Opalski	40	Executive Vice President, Commercial Operations
H. Clark Hickock	47	Executive Vice President, Global Manufacturing
Denny E. Morgan	49	Senior Vice President and Chief Engineer
William Sweeney	41	Senior Vice President, Global Sales and Marketing
Thomas A. Corcoran(2)	58	Director
Mark D. Dankberg(3)	47	Director
William H. Gibbs(1)(3)	59	Director
Andre R. Horn(1)(3)	74	Director
Jeffrey M. Nash(2)	55	Director
Martin Cooper(1)	74	Director
Robert W. Shaner(2)	54	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee

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

THOMAS H. WAECHTER has served as President and Chief Operating Officer of REMEC since December 2002. Prior to joining REMEC, Mr. Waechter served as the President and Chief Executive Officer and Director of Spectrian Corporation. From January 2000 until he joined Spectrian Corporation, Mr. Waechter was employed by Asyst Technologies, Inc., a company that provides mini-environment and manufacturing automation systems, as its Senior Vice President of Global Business Operations. From September 1986 until January 2000, Mr. Waechter was employed by Schlumberger Ltd., a company providing oilfield services, natural resource management, smart card-based technology and associated systems, and semiconductor test equipment, in various management positions, most recently as its Vice President of Global Operations. Mr. Waechter holds a B.B.A. in Business Management from the College of William and Mary.

JACK A. GILES joined REMEC in 1984. He served as a Vice President from 1985 to 1987, Executive Vice President from 1987 to 1994, President of REMEC Microwave, Inc. from 1994 and President of the Defense and Space Products Group from 1999. Mr. Giles was also a director from 1984 to 2001. Prior to joining us, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree from the University of Arkansas and is a graduate of Defense Systems Management College.

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

JON E. OPALSKI has served in a variety of positions with REMEC since 1984. He currently serves as Executive Vice President, Commercial Operations and prior to that Mr. Opalski served as Executive Vice President, President, Mobile Wireless Group and Senior Vice President, General Manager Integrated RF Solutions Group and Managing Director, REMEC Airtech and Senior Vice President, Marketing and Strategic Planning and President, General Manager, REMEC Wireless. He holds a B.S.E.E. from Massachusetts Institute of Technology.

H. CLARK HICKOCK has served as Executive Vice President, Global Manufacturing since September 2002, and prior to that Mr. Hickock served as Senior Vice President, Business Operations since 1998 and Vice President, Business Operations since 1994. Prior to joining REMEC, he was with E-Systems Garland Division for 16 years. Mr. Hickock holds a B.A. in Economics and Finance from the University of Texas.

DENNY E. MORGAN was a founder of REMEC and has served as Senior Vice President, Chief Engineer since January 1983. He also served as a director from 1983 to 2001. Prior to joining us, he worked with KW Engineering, Micromega, General Dynamics Corporation and Pacific Aerosystems, Inc. Mr. Morgan holds a B.S.E.E. degree from the Massachusetts Institute of Technology and was the Four Year Chancellor’s Intern Fellowship Recipient at the University of California, Los Angeles.

WILLIAM SWEENEY joined REMEC in February 2002 and serves as Senior Vice President, Global Sales and Marketing. Before joining REMEC, has held various sales management roles at Cisco Systems, Inc. and more recently the position of Vice President of Sales for a broadband wireless company. Mr. Sweeney earned a Bachelors Degree in Economics from San Diego State University.

MARTIN COOPER has been a director of REMEC since December 2002. Mr. Cooper is a founder of ArrayComm, Inc., a wireless technology manufacturer, has served as Chairman since April 1992 and is presently its Chief Executive Officer. He has served as President of Dyna, LLC, a consulting company, since 1986 and is presently its President. From 1985 to December 1992, he served as President of Cellular Pay Phone Incorporated, a cellular pay telephone company. From 1982 to 1986, he was a co-founder, Chairman and Chief Executive Officer of Cellular Business Systems, Inc., a management information company. From 1954 to 1983, Mr. Cooper served in a variety of positions including Corporate Vice President, Division Manager and Corporate Director of Research and Development of Motorola, Inc. He is a Fellow of the IEEE and of the Radio Club of America and a recipient of the IEEE Centennial medal. He serves on the Advisory Board of the International National Electronics Consortium and on the Board of Trustees of the Illinois Institute of Technology. Mr. Cooper holds B.S. and M.S. degrees in Electrical Engineering from the Illinois Institute of Technology.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001 to present he has served as President of Corcoran Enterprises, LLC. Until December 2000, Mr. Corcoran was the Chairman,

President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995 Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1983 to 1993 he held various management positions, including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology and the Wings Club. Mr. Corcoran holds a B.S. degree in Chemical Engineering and a Ph.D. (Hon.) from the Stevens Institute of Technology.

MARK D. DANKBERG has been a director of REMEC since September 1999. Mr. Dankberg was a founder of ViaSat, Inc. and has served as Chairman of the Board, President and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications and U.S. Monolithics, a privately-held subsidiary of ViaSat that develops millimeter-wave components and integrated millimeter-wave equipment. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

WILLIAM H. GIBBS has been a director of REMEC since May 1996. From January 1998 to present he has served as President of Parafix Management. Mr. Gibbs was the President and Chief Executive Officer of DH Technology, Inc. from November 1985 to January 1998 and was Chairman of the Board of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry. Mr. Gibbs is a director of Fargo Electronic, Inc. Mr. Gibbs holds a B.S.E.E. degree from the University of Arkansas.

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

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. Since June 1994, Dr. Nash has served as Chairman of the Board and President of Digital Perceptions, Inc. From August 1995 to December 1997, he was the President of TransTech Information Management Systems, Inc. From 1989 to 1994, he was the President of Visqus Corporation as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and several private companies, including Pepperball Technologies, Inc. (formerly Jaycor Tactical Systems) and ORINCON Corporation. Dr. Nash holds B.S. and M.S. degrees in Engineering from the University of California, Los Angeles (“UCLA”), and a Ph.D. in Large Scale Systems Engineering/Operations Research from UCLA.

ROBERT W. SHANER has been a director of REMEC since December 2002. From January 2001 to February 2003, Mr. Shaner served as the President of Wireless Operations for Cingular Wireless LLC, a joint venture between the wireless divisions of SBC Communications Inc. and BellSouth Corporation. From November 1999 to January 2001, Mr. Shaner served as the President of SBC Wireless, Inc., a provider of wireless communication services to consumers and businesses. Mr. Shaner served as the President and Chief Executive Officer of Pacific Bell Wireless from August 1998 to November 1999. Prior to assuming that position,

Mr. Shaner served as President of SBCI Europe and Middle East for SBC International, Inc. from March 1997 to July 1998. From 1995 to February 1997, Mr. Shaner held the position of President and Chief Executive Officer for SBC International Wireless. From 1991 to 1995 Mr. Shaner served as Executive Vice President for Southwestern Bell Mobile System. Prior to 1991, Mr. Shaner held various other management positions at Southwestern Bell Telephone/Telecom and Cellular One. Mr. Shaner also serves as a director of Central Methodist College. Mr. Shaner holds a B.A. degree in Chemistry from Central Methodist College.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is set forth under the caption “Management—Executive Compensation” in the 2003 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information pertaining to security ownership of REMEC’s Common Stock is set forth under “Management—Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K. Information pertaining to securities authorized for issuance under equity compensation plans is set forth under “Management—Equity Compensation Plan Information” in the 2003 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously-mentioned evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at January 31, 2003 and 2002

Consolidated Statements of Operations for the years ended January 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity as of January 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.    Financial Statement Schedule

Schedule II:    Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits

Exhibit No.	Description
2.1(1)	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 29, 2002, by and among REMEC, REEF Acquisition Corp. and Spectrian Corporation

3.1(2)	Restated Articles of Incorporation

3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC

3.3(2)	By-Laws, as amended

4.1(3)

Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3(5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(6)	Participation Agreement dated as of August 25, 1998, among REMEC, Union Bank of California N.A., and certain other parties identified therein

10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC

10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998

10.8(7)	Third Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated February 24, 2000

10.9(8)	Fourth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated April 20, 2000

Exhibit No.	Description
10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated May 31, 2000

10.11(8)	Fifth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.13(2)	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC

10.14(9)*	Form of Change of Control Agreement

10.15(9)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.16(10)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.17(11)*	2001 Equity Incentive Plan

21.1(9)	Subsidiaries of REMEC

23.1(9)	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

99.1(9)	Certification under Section 906 of Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on November 15, 2002, as Annex A to the joint proxy statement/prospectus included in REMEC’s Registration Statement of Form S-4, Amendment No. 1 (No. 333-90882) and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on February 1, 1996, as an exhibit to REMEC’s Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 19, 2002 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-98343) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 23, 2001, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2001 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Filed with this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)  Reports on Form 8-K

REMEC filed two Current Reports on Form 8-K during the quarter ended January 31, 2003. Information regarding the information reported is as follows:

Date Filed	Item Reported
December 23, 2002	REMEC announced the completion of its acquisition of Spectrian Corporation.
November 12, 2002	REMEC announced a change to its fiscal year end.

REMEC, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

San Diego, California

March 14, 2003, except for Note 10

as to which the date is April 14, 2003

REMEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$64,900	$49,438
Short-term investments	12,449	—
Accounts receivable, net of allowance for doubtful accounts of $1,916 and $1,740 at January 31, 2003 and 2002, respectively	48,335	33,765
Notes and other receivables	4,818	—
Inventories, net	53,117	44,314
Deferred income taxes	801	34,582
Prepaid expenses and other current assets	4,400	2,767

Total current assets	188,820	164,866
Property, plant and equipment, net	86,182	90,786
Restricted cash	17,049	17,049
Goodwill, intangible and other assets	46,675	52,037

Total assets	$338,726	$324,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,444	$11,039
Accrued salaries, benefits and related taxes	13,960	10,104
Income taxes payable	—	3,370
Accrued restructuring costs	1,540	3,165
Accrued expenses and other current liabilities	24,853	11,923

Total current liabilities	73,797	39,601
Deferred income taxes and other long-term liabilities	2,358	3,268

Commitments

Shareholders’ equity:
Preferred shares—$.01 par value, 5,000,000 shares authorized; none issued & outstanding	—	—
Common shares—$.01 par value, 140,000,000 shares authorized; issued & outstanding shares—57,362,000 and 45,212,000 at January 31, 2003 and 2002, respectively	574	452
Paid-in capital	364,990	321,673
Accumulated other comprehensive income	2,345	1,288
Accumulated deficit	(105,338)	(41,544)

Total shareholders’ equity	262,571	281,869

Total liabilities and shareholders’ equity	$338,726	$324,738

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended January 31,
	2003	2002	2001
Net sales	$246,588	$229,981	$273,499
Cost of sales	211,533	207,411	203,811

Gross profit	35,055	22,570	69,688
Operating expenses:
Selling, general and administrative	42,393	49,400	43,311
Research and development	34,568	26,332	18,953
In-process research and development	—	8,002	—
Impairment of long-lived assets	3,304	17,695	2,311
Restructuring charge	924	17,257	—
Merger and acquisition costs	—	—	2,750

Total operating expenses	81,189	118,686	67,325

Income (loss) from operations	(46,134)	(96,116)	2,363
Write-down of investment	(1,801)	(9,400)	—
Gain on sale of subsidiary	—	7,614	—
Gain on sale of investment	—	—	1,707
Gain on sale of facility	1,183	—	—
Interest income and other, net	1,523	4,892	9,803

Income (loss) before income taxes and minority interest	(45,229)	(93,010)	13,873
Provision (credit) for income taxes	18,565	(22,175)	2,917

Income (loss) before minority interest	(63,794)	(70,835)	10,956
Minority interest	—	(972)	77

Net income (loss)	$(63,794)	$(69,863)	$10,879

Earnings (loss) per common share:
Basic	$(1.36)	$(1.56)	$0.25

Diluted	$(1.36)	$(1.56)	$0.24

Shares used in computing earnings (loss) per common share:
Basic	46,784	44,904	43,436

Diluted	46,784	44,904	45,482

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Shares		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total
	Shares	Amount
Balance at January 31, 2000	38,146,000	$381	$170,006	$64	$17,440	$187,891
Issuance of common shares	6,523,000	65	137,640	—	—	137,705
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	9,557	—	—	9,557
Comprehensive income (loss):
Net income	—	—	—	—	10,879	10,879
Net change in foreign exchange translation adjustment	—	—	—	(884)	—	(884)
Unrealized loss on investment	—	—	—	(3,662)	—	(3,662)

Total comprehensive loss	—	—	—	(4,546)	10,879	6,333

Balance at January 31, 2001	44,669,000	446	317,203	(4,482)	28,319	341,486
Issuance of common shares	543,000	6	4,175	—	—	4,181
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	295	—	—	295
Comprehensive income (loss):
Net loss	—	—	—	—	(69,863)	(69,863)
Net change in foreign exchange translation adjustment	—	—	—	(283)	—	(283)
Reversal of unrealized loss on investment	—	—	—	3,662	—	3,662
Unrealized gain on investment	—	—	—	2,391	—	2,391

Total comprehensive loss	—	—	—	5,770	(69,863)	(64,093)

Balance at January 31, 2002	45,212,000	452	321,673	1,288	(41,544)	281,869
Issuance of common shares	626,000	7	2,361	—	—	2,368
Common shares issued and the value of the stock options assumed in conjunction with acquisition	11,524,000	115	40,956			41,071
Comprehensive income (loss):
Net loss	—	—	—	—	(63,794)	(63,794)
Net change in foreign exchange translation adjustment	—	—	—	3,448	—	3,448
Reversal of unrealized gain on investment	—	—	—	(2,391)	—	(2,391)

Total comprehensive loss	—	—	—	1,057	(63,794)	(62,737)

Balance at January 31, 2003	57,362,000	$574	$364,990	$2,345	$(105,338)	$262,571

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended January 31,
	2003	2002	2001
Operating Activities:
Net income (loss)	$(63,794)	$(69,863)	$10,879
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	20,704	20,736	13,896
Impairment of long-lived assets	3,893	17,695	2,311
Non-cash restructuring costs	924	15,404	—
Write-down of investment	1,801	9,400	—
Gain on sale of facility	(1,183)	—	—
Decrease (increase) in deferred tax assets	33,886	(23,056)	(7,106)
Gain on sale of subsidiary	—	(7,614)	—
Tax benefit of disqualifying disposition	—	295	9,557
Minority interest	—	(972)	77
Other	—	—	(43)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(7,920)	24,415	(16,644)
Inventories	1,750	17,663	(16,806)
Prepaid expenses and other current assets	(663)	2,181	(1,909)
Accounts payable	16,795	(13,020)	11,548
Accrued expenses and income taxes payable	(16,771)	(1,700)	4,500

Net cash provided (used) by operating activities	(10,578)	(8,436)	10,260

Investing Activities:
Additions to property, plant and equipment	(15,285)	(16,957)	(34,547)
Proceeds from sale of property and equipment	5,800	—	—
Payment for acquisitions, net of cash acquired	32,328	(82,411)	—
Proceeds from sale of subsidiary	—	13,782	—
Other assets	(1,981)	3,630	(4,739)

Net cash provided (used) by investing activities	20,862	(81,956)	(39,286)

Financing Activities:
Repayments of credit facilities and long-term debt	(200)	(2,118)	(5,277)
Proceeds from issuance of common shares, net	2,368	4,181	137,705
Proceeds from issuance of stock by subsidiary	—	—	490

Net cash provided by financing activities	2,168	2,063	132,918
Effect of exchange rate changes	3,010	(759)	(202)

Increase (decrease) in cash and cash equivalents	15,462	(89,088)	103,690
Cash and cash equivalents at beginning of year	49,438	138,526	34,836

Cash and cash equivalents at end of year	$64,900	$49,438	$138,526

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—	$74

Income taxes	$—	$24	$238

Supplemental disclosure of noncash investing and financing activities:
Common shares issued in acquisitions	$41,071	$—	$—

See accompanying notes.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

REMEC, Inc. (“REMEC” or the “Company”) was incorporated in the State of California in January 1983. REMEC is a designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over commercial wireless communications networks. REMEC’s products are designed to improve the capacity, efficiency, quality and reliability of commercial wireless communications infrastructure equipment and operate at the full range of frequencies currently used in wireless communications transmissions including at radio (“RF”), microwave and millimeter wave frequencies. REMEC also develops and manufactures wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons.

Principles of Consolidation

The consolidated financial statements include the accounts of REMEC and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents included investments in debt securities of $54.8 million and $46.3 million at January 31, 2003 and 2002, respectively. At January 31, 2003 and 2002, the cost of cash equivalents and the amortized cost of short-term investments approximated fair value.

Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Concentration of Credit Risk

Accounts receivable are principally from domestic and international customers in the telecommunications industry, and prime contractors of U.S. government contracts. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

During fiscal 2003 and 2001, one customer accounted for 16% and 12%, respectively, of the Company’s net sales. No customer accounted for more than 10% of the Company’s net sales during fiscal 2002.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of weighted average cost or market. In accordance with industry practice, the Company capitalizes general and administrative costs as a component of the cost of government contract related inventories to achieve a better matching of costs with the related revenues.

The Company records valuation reserves for estimated excess and obsolete inventory on non-contractually committed inventory that is not expected to be sold within the next 12 months. If future product demand or market conditions are less or more favorable than those projected by management, changes to inventory reserves may be required.

Long-Lived Assets

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years for network equipment, PCs and software, five to eight years for machinery and equipment and up to 30 years for facilities and facility related assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but are reviewed for impairment annually or more frequently if certain indicators arise. Goodwill at January 31, 2002, was evaluated for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company adopted SFAS No. 142 on February 1, 2002.

The following table presents reconciliations of net loss and per share data to what would have been reported had the new rules been in effect during the years ended January 31, 2003, 2002 and 2001 (in 000’s, except per share data):

	Years Ended January 31,
	2003	2002	2001
Net income (loss) as reported	$(63,794)	$(69,863)	$10,879
Add back goodwill and assembled workforce amortization, net of tax	—	2,423	2,985

Adjusted net income (loss)	$(63,794)	$(67,440)	$13,864

Basic earnings (loss) per share:
Reported earnings (loss) per share	$(1.36)	$(1.56)	$0.25
Goodwill amortization per share, net of tax	—	0.05	0.07

Adjusted earnings (loss) per share	$(1.36)	$(1.51)	$0.32

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$(1.36)	$(1.56)	$0.24
Goodwill amortization per share, net of tax	—	0.05	0.07

Adjusted earnings (loss) per share	$(1.36)	$(1.51)	$0.31

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. REMEC adopted SFAS No. 144 effective February 1, 2002. In March 2001, prior to the adoption of SFAS No. 144, the Company acquired Pacific Microwave Corporation (“PMC”). At the time of acquisition, PMC was generating operating profits and its revenues were increasing. After the acquisition, however, PMC experienced significant declines in revenue due to decreased demand by several of PMC’s customers. As a result, PMC began to incur operating losses. Based on these indicators of impairment, under SFAS No. 121, the Company conducted a formal discounted cash flow analysis, for which management was primarily responsible; as a result the Company’s Commercial segment recorded a charge of $18.0 million to write-down the value of certain long-lived assets including goodwill during fiscal 2002. (See Note 2.) In fiscal 2001, the Company’s Commercial segment recorded a charge of $2.3 million to write-down the value of an intangible asset associated with a prior acquisition. During the fourth quarter of fiscal 2003, the Company wrote off $2.6 million of acquired intangibles associated with its Nanowave Technologies, Inc. subsidiary, based on a cash flow analysis performed related to these intangibles.

Intangible assets in the accompanying balance sheets are primarily comprised of goodwill, trademarks and acquired technology recorded in connection with the Company’s acquisitions. In accordance with SFAS No. 142, intangible assets other than goodwill will continue to be amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from three to seven years.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at a rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of comprehensive income (loss) within shareholders’ equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translations) or realized upon settlement of these transactions. Foreign currency transaction gains (losses) totaled $(0.5) million, $0.1 million and $(0.3) million during fiscal 2003, 2002 and 2001, respectively.

Revenue Recognition

The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB No. 101, revenues from product sales are recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to estimated costs. A substantial portion the Company’s non-recurring engineering projects are within the Company’s Defense & Space segment. The general terms of these agreements contain milestone provisions and/or the delivery of a prototype product. The Company is entitled to bill the customer for the specified amount and recognize revenue upon the completion of the related milestone (to customer satisfaction or by fulfillment of specifications) or delivery and the transfer of title of the prototype.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prospective losses on long-term contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

Warranty Obligations

The Company provides for the estimated costs of product warranties in the period sales are recognized. The Company’s warranty obligation is affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Advertising

Advertising costs are expensed as incurred and were $0.8 million, $1.2 and $1.2 million for the years ended January 31, 2003, 2002 and 2001, respectively.

Research and Development

Research and development costs are expensed in the period incurred.

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed using the weighted average shares outstanding for each period presented. Diluted earnings (loss) per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. The calculation of net earnings (loss) per share reflects the historical information for REMEC and its acquired subsidiaries and the conversion of the common shares of those companies acquired in pooling of interests transactions into REMEC shares as stipulated in the respective acquisition agreements.

The following table reconciles the shares used in computing basic and diluted earnings per share in the respective fiscal years:

	Years Ended January 31,
	2003	2002	2001
Weighted average common shares outstanding used in basic earnings (loss) per share calculation	46,784,000	44,904,000	43,436,000
Effect of dilutive stock options	—	—	2,046,000

Shares used in diluted earnings (loss) per share calculation	46,784,000	44,904,000	45,482,000

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 143,000 and 613,000 for the years ended January 31, 2003 and 2002, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

On June 7, 2000, REMEC’s Board of Directors approved a three-for-two stock split of REMEC’s common stock in the form of a 50% stock dividend payable on June 30, 2000 to shareholders of record as of June 19,

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000. All share and per share related data in the consolidated financial statements have been adjusted to reflect the stock dividend for all periods presented.

Stock Options

The Company has elected to follow Accounting Principles Board (“APB”) No. 25 and related Interpretations in accounting for its employee stock options and follows the disclosure alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and net earnings (loss) per share is required by SFAS No. 123, and has been determined as if REMEC has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that Statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of REMEC’s common stock of 85.0%, 87.1%, and 87.6%, a weighted-average expected life of the option of 7.0 years; and a weighted-average life of the stock purchase rights of three months. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because REMEC’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

The following is a summary of the pro forma effects on reported net income (loss) and earnings (loss) per share for the years indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods. REMEC’s pro forma information follows (in 000’s, expect per share data):

	Years Ended January 31,
	2003	2002	2001
Net income (loss) applicable to common shareholders:
As reported	$(63,794)	$(69,863)	$10,879
Pro forma	(72,322)	(76,967)	3,113
Earnings (loss) per share:
As reported—
Basic	$(1.36)	$(1.56)	$0.25
Diluted	(1.36)	(1.56)	0.24
Pro forma—
Basic	$(1.55)	$(1.71)	$0.07
Diluted	(1.55)	(1.71)	0.07
Weighted average fair value of options granted during the year	$6.03	$7.27	$8.39

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, the usage and recoverability of inventories and long-lived assets (including goodwill) and the incurrence of losses on long-term contracts and warranty costs. The markets for REMEC’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Recently Issued Accounting Standards

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue No. 94-3, a liability for an exit cost as generally defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, however, earlier adoption is permissible. The Company does not believe adoption will have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure - an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25 and therefore does not anticipate the adoption to have a material impact on its financial position or results of operations in future periods. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003. Under this pronouncement, on July 1, 2003, the Company would be required to record an asset and liability of approximately $17.0 million related to a synthetic lease, which is currently not recorded on the balance sheet. The Company is currently in the process of renegotiating this arrangement. The consolidation of the assets and liabilities would have a corresponding effect on several of the Company’s financial ratios and other financial and operational indicators. Interpretation No. 46 may be applied by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. (See Note 10.)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current year presentation.

2.    TRANSACTIONS

Spectrian Corporation (“Spectrian”)

On December 20, 2002, the Company acquired all of the assets and assumed all of the obligations of Spectrian for the purchase price of $44.8 million. The purchase price was comprised of $38.5 million, which represented the value of the 11,524,000 shares of REMEC common stock issued to the former Spectrian shareholders (based on the average closing price of REMEC common stock for the two days before, the day of, and the two days after announcement of the revised purchase agreement dated October 29, 2002, or $3.34 per share), the fair value of Spectrian options assumed of $2.6 million (2,445,065 options assumed at a weighted average exercise price of $16.91) and acquisition related costs of $3.7 million. Spectrian is a leading designer and manufacturer of single carrier and multicarrier high-power RF amplifiers for the worldwide wireless communications industry, utilized in both wireless data and voice applications. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. REMEC’s consolidated financial statements include the results of Spectrian from the date of acquisition forward.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Spectrian, the purchase price has been allocated as follows (in 000’s):

At December 20, 2002
Cash and cash equivalents	$32,328
Short-term investments	12,449
Accounts receivable and other receivables	10,680
Inventories	10,553
Other current assets	1,075
Property, plant, and equipment	4,806
Other long-term assets	476

Total assets acquired	72,367
Current liabilities	(27,613)

Net assets acquired	$44,754

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of identifiable tangible assets and liabilities acquired from Spectrian exceeded the amount paid, resulting in negative goodwill of $4.3 million. In accordance with SFAS No. 141, “Business Combinations,” the negative goodwill was allocated to the non-current assets of Spectrian.

ADC Mersum Oy (“Solitra”)

On October 26, 2001, REMEC acquired Solitra in Oulu, Finland from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra’s RF division and 100% of the shares of Solitra in exchange for cash consideration of $51.6 million. Solitra specializes in supplying RF equipment to OEMs in the mobile wireless infrastructure industry. Management believes that the addition of Solitra expanded the Company’s product portfolio and global footprint, and furthered its engineering expertise within products currently developed and already supplied for 2.5G and 3G cellular systems. Solitra further expanded the Company’s presence in Europe and strengthened its relationship with strategic customers, especially those located in Scandinavia. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. REMEC’s Consolidated Financial Statements include the results of Solitra from November 2001 forward.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Solitra, the purchase price has been allocated as follows (in 000’s):

At October 26, 2001
Cash	$3,813
Accounts receivable	8,100
Inventories	4,386
Property, plant, and equipment	9,686
Developed technology	4,800
Goodwill	24,822

Total assets acquired	55,607
Current liabilities	(7,407)

Net assets acquired	$48,200

The $24.8 million of goodwill was assigned to the Commercial segment, none of which is expected to be deductible for tax purposes.

In conjunction with the acquisition of Solitra, the Company has recorded a charge of $3.4 million related to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off is included in operating expense. This charge was related to the 2.5G and 3G filter products based on analysis including the following: anticipated revenues, expenses, charges for the use of contributory assets, return on working capital, fixed asset charge, other intangible asset charge, and giving consideration to the core technology. Each of the above factors was estimated based on revenue and expense levels historically achieved by Solitra. A discount rate of 20% was applied based on the above factors. Management was primarily responsible for the estimates and assumptions used in determining each of the above factors and believes the analysis was performed based on the most relevant available data. As of January 31,

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, estimated costs to complete these projects were approximately $0.8 million and $0.1 million for the 2.5G and 3G products, respectively. Cash flows from these projects is expected to commence in fiscal 2003 and management does not currently anticipate that failure to complete the development of the 2.5G and 3G filter products as planned would have a material adverse effect on the overall financial condition or results of operations of the Company; however, it may give rise to impairment of the underlying assets of the related subsidiary. The acquired developed technology has been assigned a life of seven years.

Pacific Microwave Corporation (“PMC”)

On March 7, 2001, REMEC acquired substantially all of the assets and assumed all of the obligations of PMC, a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. PMC was a privately held microwave electronics manufacturing company located in the Philippines. PMC specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide devices, components, subsystem and systems for broadband voice, and data transmission over wireless communications networks. The addition of PMC has provided an increase in the Company’s millimeter wave manufacturing capacity. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. REMEC’s consolidated financial statements include the results of PMC from March 2001 forward.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the tangible and intangible assets and liabilities of PMC, the purchase price has been allocated as follows (in 000’s):

At March 7, 2001
Current assets	$3,026
Property, plant, and equipment	6,545
Other long lived assets	768
Goodwill	17,560

Total assets acquired	27,899

Current liabilities	(4,590)
Long-term liabilities	(165)

Total liabilities assumed	(4,755)

Net assets acquired	$23,144

The $17.6 million of goodwill was assigned to the Commercial segment, none of which is expected to be deductible for tax purposes.

Humphrey, Inc. (“Humphrey”)

On February 26, 2001, REMEC sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey in exchange for cash consideration of $13.8 million. The sale of Humphrey resulted in a gain of $7.6 million, which has been recorded in the fiscal 2002 consolidated statement of operations.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the other acquisitions, the Company recorded additional in-process research and development charges of $4.6 million. The largest charge totaling $2.8 million related to broadband wireless systems for which the Company used the discounted cash flow appraisal method with a risk adjusted discount rate of 20%. Cash flows from these broadband wireless systems commenced in fiscal 2003. In addition, the Company recorded $1.7 million of in-process research and development charges related to the other acquisitions that related to broadband wireless transport and access systems and office distributed antenna systems using a similar valuation method. Cash flows from these projects also commenced in fiscal 2003.

REMEC management was responsible for the valuation of the in-process research and development charges provided above and has based the related amounts on the most currently available data as of the date that the evaluation was performed giving primary consideration to historical pricing, margins and expense levels. Management does not currently anticipate that failure to complete the development of these projects as planned would have a material adverse effect on the overall financial condition or results of operations of the Company; however, it may give rise to impairment of the underlying assets of the related subsidiary.

Merger and Acquisition Costs

Results of operations for fiscal 2001 include the write-off of $2.8 million of transaction costs associated with the terminated acquisition of Allgon AB.

Pro Forma Information

Assuming that the acquisitions of Spectrian, Solitra, PMC and the disposition of Humphrey had occurred on the first day of REMEC’s fiscal year ended January 31, 2002, the following unaudited pro forma summary presents the consolidated results of operations of the Company as if the transition had occurred on February 1, 2001. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Years Ended January 31,
	2003	2002
Pro forma net sales	$304,238	$349,023
Pro forma net (loss)(1)(2)	(106,733)	(106,161)
Pro forma loss per common share:
Basic	$(1.87)	$(1.88)
Diluted	(1.87)	(1.88)

(1)	Fiscal 2003 results include a $24.5 million charge to the write-down of the carrying value of deferred tax assets.
(2)	Fiscal 2002 results include a $27.1 million charge recorded at Solitra to write down the carrying value of goodwill.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the transactions taken place on February 1, 2001.

3.    FINANCIAL STATEMENT DETAILS

Short-Term Investments

Short-term investments, by security type, consist of the following at January 31, 2003 (in 000’s):

Recorded Value
Commercial Paper	$650
Corporate and Euro Bonds	5,222
U.S. Government Agencies	6,577

$12,449

Contractual maturities of short-term investments in debt securities at January 31, 2003, were as follows (in 000’s):

Recorded Value
Due in one year or less	$7,607
Due after one year through two years	4,842

$12,449

Gross realized and unrealized gains and losses on sales of short-term investments were not significant in 2003.

Inventories

Net inventories consist of the following (in 000’s):

	January 31,
	2003	2002
Raw materials	$33,258	$30,068
Work in progress	8,714	8,538
Finished goods	11,145	5,708

	$53,117	$44,314

Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $0.7 million and $1.1 million at January 31, 2003 and 2002, respectively. REMEC had a reserve for obsolete and unusable inventory of $19.1 and $23.2 million as of January 31, 2003 and 2002, respectively. The Company also had additional reserves for anticipated program losses of $3.0 million and $3.8 million as of January 31, 2003 and 2002, respectively.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in 000’s):

	January 31,
	2003	2002
Land, building and improvements	$20,015	$20,698
Machinery and equipment	132,751	118,375
Network equipment, PCs, software and other	14,219	13,014
Leasehold improvements	8,314	14,895

	175,299	166,982
Less accumulated depreciation and amortization	(89,117)	(76,196)

	$86,182	$90,786

Depreciation expense for the years ended January 31, 2003, 2002 and 2001, was $19.2 million, $17.3 million and $12.4 million respectively.

Goodwill, Intangible and Other Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company has implemented SFAS No. 141 and SFAS No. 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002. The net book value assigned to assembled workforce intangible asset at January 31, 2003, which totaled approximately $0.5 million has been reclassified and reported as goodwill and is no longer being amortized.

SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. The Company performed a transitional review for impairment of goodwill as of February 1, 2002, for which no impairment was identified. The Company also performed its annual evaluation for impairment of goodwill as of December 27, 2002, and determined that no impairment existed at that date.

The following table presents a roll-forward of goodwill from February 1, 2002 to January 31, 2003 (in 000’s):

Goodwill, Net
Balance at January 31, 2002	$34,909
Reclassification of assembled workforce intangible	500
Revaluation of acquisition goodwill	1,270

Balance at January 31, 2003	$36,679

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Acquired intangible assets subject to amortization at January 31, 2003 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$857	$3,943
Patents and trademark	142	135	7

	$4,942	$992	$3,950

Amortization expense related to other intangible assets totaled $1.4 million, $1.0 million, and $0.8 million for fiscal years 2003, 2002 and 2001, respectively.

The estimated future annual amortization expense for amortized intangible assets owned as of January 31, 2003 is as follows (in 000’s):

Amortization Expense
Fiscal 2004	$692
Fiscal 2005	686
Fiscal 2006	686
Fiscal 2007	686
Fiscal 2008	686
Thereafter	514

Total amortization expense	$3,950

During fiscal 2001, the Company invested $13.6 million in the common stock of Allgon AB as part of a planned acquisition. The carrying value of this investment was adjusted to its fair market value of $9.9 million at January 31, 2001 in accordance with SFAS No. 115 and the unrealized loss of $3.7 million was included in accumulated comprehensive income in the consolidated statements of shareholders’ equity in fiscal 2001. In the first quarter of fiscal 2002, the Company recognized a $9.4 million charge in the consolidated statement of operations to write-down this investment to its then current fair market value based on the quoted market price. The subsequent $2.4 million increase in the value of this investment has been included in other comprehensive income in fiscal 2002. During fiscal 2003, the Company reflected the reversal of this unrealized gain in other comprehensive income and also recognized a $1.8 million charge in the consolidated statement of operations to write-down this investment to its current fair market value based on the quoted market price. This investment is included in other assets in the consolidated balance sheet.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in 000’s):

	January 31,
	2003	2002
Accrued warranty	$8,798	$3,704
Accrued adverse purchase commitments	5,135	—
Deferred revenue	3,300	—
Accrued operating expenses	2,570	3,699
Accrued insurance	1,521	1,508
Accrued commissions	512	301
Accrued professional fees	463	2,425
Other current liabilities	2,554	286

	$24,853	$11,923

4.    SHAREHOLDERS’ EQUITY

Equity Offering

In March 2000, REMEC sold 5,250,000 shares of common stock in an underwritten public offering. Proceeds, net of costs, from this offering totaled approximately $132.6 million.

Stock Option Plans

REMEC’s 1995 and 2001 Equity Incentive Plans provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of REMEC. REMEC’s shareholders have approved the issuance of a total of 13,126,000 shares of common stock under the two plans. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans generally vest over four years and generally expire nine years from the date of grant.

REMEC also maintains the 1996 Non-employee Directors Stock Option Plan under which 450,000 common shares have been reserved for non-qualified stock option grants to non-employee directors of REMEC. Under the Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Plan generally vest over three years and generally expire nine years from the date of grant.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of REMEC’s stock option activity and related information is as follows:

	Years Ended January 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	5,801,000	$12.30	4,048,000	$14.67	4,555,000	$10.28
Granted	5,794,000	4.11	2,771,000	9.14	1,379,000	24.48
Exercised	(15,000)	5.64	(113,000)	6.42	(1,437,000)	10.46
Forfeited	(894,000)	14.72	(905,000)	14.75	(449,000)	13.86

Outstanding—end of year	10,686,000	$11.14	5,801,000	$12.30	4,048,000	$14.67

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2003:

	Total Outstanding			Total Exercisable
		Weighted Average		Number of Shares	Weighted Average Exercise Price
Price Range	Number of Shares	Exercise Price	Life
$0.00–$ 5.20	1,909,000	$4.22	8.8	38,000	$4.02
$5.21–$10.40	5,310,000	8.30	6.8	1,941,000	7.96
$10.41–$15.60	1,374,000	13.35	6.6	906,000	13.75
$15.61–$20.80	536,000	17.65	6.7	349,000	17.75
$20.81–$26.00	1,421,000	24.30	6.1	872,000	24.02
$26.01–$31.20	67,000	27.55	6.6	35,000	27.55
$31.21–$36.40	11,000	34.56	4.6	8,000	34.89
$36.41–$41.60	43,000	36.64	4.3	43,000	36.64
$41.61-$46.80	4,000	43.36	4.5	4,000	43.36
$46.81–$52.00	11,000	51.91	4.6	11,000	51.91

Total Plan	10,686,000	$11.14	7.0	4,207,000	$13.97

At January 31, 2003, options to purchase 904,000 shares of REMEC common stock were available for future grant.

Stock Purchase Plan

REMEC’s Employee Stock Purchase Plan provides for the issuance of shares of REMEC’s common stock to eligible employees. During fiscal 2003, REMEC’s shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan to a total of 3,450,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 2003, a total of 881,000 shares of REMEC common stock were available for issuance under the Employee Stock Purchase Plan.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Savings Plan

REMEC has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. REMEC matches contributions up to $180 per quarter, per employee, subject to the attainment of certain quarterly profit levels by REMEC. Employees vest immediately in their contributions and Company contributions vest over a two-year period. Company contributions to this plan totaled approximately $0.8 million, $0.9 million and $0.8 million for the years ended January 31, 2003, 2002 and 2001, respectively.

REMEC’s foreign subsidiaries maintain separate defined contribution retirement savings plans for substantially all of their employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. REMEC matches a percentage of the employees contribution as specified in the plan agreements. Contributions to these plans totaled $0.4 million, $0.4 million and $0.3 million for the years ended January 31, 2003, 2002 and 2001, respectively.

5.    COMMITMENTS

Leases

REMEC leases certain offices and production facilities under non-cancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At January 31, 2003, future minimum payments under these operating leases were as follows (in 000’s):

Operating Leases
Fiscal 2004	$7,332
Fiscal 2005	6,197
Fiscal 2006	5,885
Fiscal 2007	4,472
Fiscal 2008	2,065
Thereafter	4,814

Total minimum lease payments	$30,765

Minimum rental payments to be received by the Company under sub-lease rental arrangements are as follow: $0.8 million (2004), $0.6 million (2005), $0.2 million (2006) and $0.1 million (2007).

Rent expense totaled $4.6 million, $4.9 million and $4.4 million during fiscal 2003, 2002 and 2001, respectively.

During fiscal 2000, the Company entered into a security agreement with a bank whereby the Company agreed to pledge approximately $17.0 million in connection with the collateralization of a lease with an affiliate of the bank. The cash pledged in connection with this agreement is included in the consolidated balance sheet as restricted cash.

6.    RESTRUCTURING

Prior to fiscal 2002, the Company aggressively expanded its manufacturing capacity through a series of acquisitions and internal growth to address expanding market opportunities. As a result of the sharp decrease in demand from the telecommunications industry during fiscal 2002, the Company faced the need to reduce its cost

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

structure. The Company’s restructuring plan consisted of workforce reductions, the consolidation and exiting of excess facilities and the impairment of excess property and equipment as follows:

Workforce Reductions—The reduction of workforce included the elimination of approximately 1,200 positions within the Company’s Commercial segment, which resulted in a severance charge of approximately $2.1 million being recognized during fiscal 2002. This charge is included under the caption “Severance Costs for Involuntary Employee Terminations” in the table to follow. Announcement of all such workforce reductions were made during the fourth quarter of fiscal 2002. The Company eliminated approximately 1,000 positions in fiscal 2002 with the remaining terminations completed by the end of the second quarter of fiscal 2003.

Consolidation of Excess Facilities—The Company closed facilities in California and exited Company-owned facilities in Texas and the United Kingdom within the Company’s Commercial segment, resulting in an impairment charge of approximately $11.0 million. Consolidating locations and exiting facilities resulted in charges relating to write-offs of leasehold improvements at abandoned facilities of $3.1 million, an estimated loss on the sale of the Company’s building in the United Kingdom of $3.4 million, an estimated loss of $1.4 million on disposal of redundant equipment associated with the Company’s Texas operations, an estimated loss of $0.3 million on the sale of the Company’s building in Texas, recognition of lease obligations at abandoned California facilities over the planned exit period of $2.6 million and other costs of $0.3 million related to legal, real estate fees and commissions associated with the Texas and United Kingdom facilities held for sale. The impairment charge related to the disposal of the redundant equipment was taken in accordance with SFAS No. 121 and was based on management’s estimate that the related equipment would not generate any future cash flows.

As of the date of the restructuring, the U.K. facility to be disposed of had a carrying value of approximately $5.9 million with an estimated fair value at that date of $2.5 million. The estimated fair value was based upon recent sales of comparable facilities within the surrounding area less applicable selling costs of approximately $0.1 million. As a result, the Company took a charge of $3.4 million representing the difference of the carrying value of the facility and estimated net sales proceeds. The facility is expected to be disposed of by the middle of fiscal 2004. As of January 31, 2002, the Company had abandoned all related buildings and written-off all related amounts accordingly. The charge related to consolidation of excess facilities is included under the caption “Costs to Exit Certain Lease Obligations” and “Other Costs Related to Consolidation of Facilities” in the table to follow.

Property and Equipment Impairments—The Company recorded a charge of $4.1 million related to property and equipment. These charges primarily related to the elimination of certain excess manufacturing equipment related to older process technologies and the closure of its machine shop facilities and included RF manufacturing and machine shop equipment classified as held for disposal in accordance with SFAS 121. The carrying amount of these assets at January 31, 2002 was approximately $0.5 million, which represented the estimated fair market value of similar equipment. The Company disposed of these assets by the fourth quarter of fiscal 2003. The Company also recorded a charge of $0.8 million related to the abandonment of certain obsolete software licenses. The charge related to the property and equipment impairments is included under the caption “Write-Down of Redundant/Obsolete Assets” in the table below.

During fiscal 2003, the Company reassessed certain restructuring costs related to exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.9 million charge. The facilities leases on these properties, which begin expiring in October 2003, continue in some cases through February 2010. The Company will continue to annually reassess the related accrual, through the end of the lease

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or until the property is subleased, whichever occurs first, and record additional charges as considered necessary or reverse accruals not needed. At January 31, 2003, accrued restructuring costs total approximately $1.5 million related entirely to costs associated with exiting certain lease obligations.

The following table summarizes the activity related to the accrued restructuring reserve (in 000’s):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Write-Down of Redundant/ Obsolete Assets	Total
Year Ended January 31, 2002:
Restructuring charge	$2,146	$2,622	$8,351	$4,138	$17,257
Activity:
Cash	(1,439)	(414)	—	—	(1,853)
Direct reduction of assets	—	—	(8,101)	(4,138)	(12,239)

Balance at January 31, 2002	707	2,208	250	—	3,165
Activity:
Additional restructuring charge	—	924	—	—	924
Cash	(707)	(1,592)	(250)	—	(2,549)

Balance at January 31, 2003	$—	$1,540	$—	$—	$1,540

The remaining balance of the accrued restructuring reserve relates to our contractual obligations and other charges related to the consolidation of certain facilities within the Commercial segment.

7.    INCOME TAXES

For financial reporting purposes, income (loss) before taxes for the years ended January 31, 2003, 2002 and 2001 includes the following components (in 000’s):

	Years Ended January 31,
	2003	2002	2001
Pretax income (loss):
United States	$(27,052)	$(52,853)	$8,218
Foreign	(18,177)	(40,157)	5,655

	$(45,229)	$(93,010)	$13,873

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) for the years ended January 31, 2003, 2002 and 2001 consists of the following (in 000’s):

	Years Ended January 31,
	2003	2002	2001
Current:
Federal	$—	$2,638	$5,530
State	51	52	1,409
Foreign	—	(1,234)	2,294
Deferred:
Federal	11,841	(19,324)	(4,416)
State	7,467	(4,307)	(1,620)
Foreign	(794)	—	(280)

	$18,565	$(22,175)	$2,917

The provision (credit) for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income (loss) before provision (credit) for income taxes. The items causing difference for the periods ended January 31, 2003, 2002 and 2001 are as follows (in 000’s, except percentage data):

	Years Ended January 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Tax at statutory federal rate	$(15,830)	35%	$(32,554)	35%	$4,856	35%
State income tax net of federal benefit	(841)	2	(3,540)	4	628	4
Tax credits	(3,254)	7	(3,713)	4	(1,522)	(11)
Change in valuation allowance	35,319	(78)	2,906	(3)	174	1
Foreign rate difference	134	—	7,935	(9)	(1,020)	(7)
Permanent differences and other	3,037	(7)	6,791	(7)	(199)	(1)

	$18,565	(41)%	$(22,175)	24%	$2,917	21%

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset (liability) as of January 31, 2003, 2002 and 2001 are as follows (in 000’s):

	January 31,
	2003	2002	2001
Deferred tax liabilities:
Tax over book depreciation	$4,269	$4,040	$5,631
Inventory costs capitalized	—	—	773
Other	1,029	2,200	1,000

Total deferred tax liabilities	5,298	6,240	7,404

Deferred tax assets:
Net operating loss	53,271	22,631	7,797
Credits	17,465	9,464	5,765
Inventory and other reserves	23,828	8,401	7,276
Accrued expenses	12,818	2,380	2,701
Inventory costs capitalized	1,959	1,630	—
Write-down of Allgon AB investment	4,564	3,831	—
Other	3	316	358

Total deferred tax assets	113,908	48,653	23,897
Valuation allowance	(109,639)	(10,240)	(7,334)

	4,269	38,413	16,563

Net deferred tax assets (liabilities)	$(1,029)	$32,173	$9,159

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Subsequent to completing its acquisition of Spectrian, the Company undertook a reassessment of its tax strategy and the impact of this acquisition on the Company’s overall tax situation. This analysis and the Company’s business plan for the coming fiscal year form the basis of the Company’s reassessment of its ability to realize its net deferred tax assets. The Company believes that, while it will transition to profitability during fiscal 2004, the majority of any future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, the Company now believes that its ability to recover previously recorded tax assets has diminished and that it is appropriate to establish a valuation allowance to fully reserve the net deferred tax assets. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

A portion of the Company’s federal net operating loss carry-forwards relate to acquired companies and are subject to annual usage limitations under Section 382 of the Internal Revenue Code. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carry-forwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

In Costa Rica, a subsidiary company has been granted tax-free status under that country’s Free Trade Zone Incentive System of 1990. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for an eight-year period through October 2006, and 50% from all taxes on profits or taxable income for an additional two-year period through October 2008. In the Philippines, a subsidiary company

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has been granted tax-free status under the country’s Special Economic Zone Act. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for a six-year period through October 2004. In China, a subsidiary company has been granted tax-free status under that country’s Foreign Investment and Foreign Enterprise Act. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for a five-year period through January 2008.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. As of January 31, 2003 and 2002, the undistributed earnings of these foreign subsidiaries are approximately $5.6 million and $6.5 million, respectively.

During fiscal 2003, the Company filed net operating loss (“NOL”) carry-back claims relating to the January 31, 2002 and January 31, 2001 tax NOLs resulting in the receipt of a $12.9 million refund. Accordingly, deferred tax assets in the amount of $12.9 million were realized during the year ended January 31, 2003. The Company has exhausted all of its NOL carry-back capacity.

At January 31, 2003 and 2002, the Company had federal net operating loss carry-forwards of approximately $113.9 million and $33.9 million, respectively, which will begin expiring in 2021, unless previously utilized. At January 31, 2003, the Company had state net operating loss carry-forwards of approximately $33.7 million that will begin expiring in 2010, unless previously utilized. At January 31, 2003, the Company had approximately $26.5 million of foreign net operating losses in the United Kingdom, which are available indefinitely. At January 31, 2003, the Company had consolidated federal and state research and development credits of approximately $7.6 million and $5.3 million respectively, which will begin to expire in 2014, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1.6 million, which will begin to expire in 2009, unless previously utilized.

On December 20, 2002, as part of the Company’s acquisition of Spectrian, the Company acquired approximately $54.8 million of deferred tax assets consisting primarily of federal and state net operating losses, federal and state research and development credits, inventory reserves and other reserves. Spectrian’s federal net operating loss carry-forwards and research and development credits of approximately $74.2 million and $2.6 million, respectively, are subject to annual usage limitations under Sections 382 and 383 of the Internal Revenue Code. Spectrian’s state net operating loss carry-forwards and research and development credits of $0.2 million and $2.6 million, respectively, are also subject to annual usage limitations. Due to these usage limitations, the Company may not be able to utilize such federal and state net operating losses and credits prior to their expiration dates.

8.    INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

During the third quarter of fiscal 2003, in order to more effectively manage its operating structure, the Company reorganized its business into two distinct reportable segments, Commercial and Defense & Space. The Commercial segment, which encompasses the Company’s former Mobile Wireless, Broadband Wireless and Global Manufacturing groups, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment, which includes the operations of the Company’s REMEC Microwave, Inc. subsidiary and Nanowave Technologies, Inc., the Company’s majority owned Canadian subsidiary, provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data

	Years Ended January 31,
	2003	2002	2001
Net Sales:
Commercial	$168,656	$156,963	$178,769
Defense & Space	77,932	73,018	94,730

Consolidated net sales	$246,588	$229,981	$273,499

Income (loss) from operations:
Commercial	$(48,891)	$(95,146)	$(9,292)
Defense & Space	2,757	(970)	11,655

Consolidated income (loss) from operations	$(46,134)	$(96,116)	$2,363

Depreciation and amortization:
Commercial	$15,403	$15,451	$8,761
Defense & Space	5,301	5,285	5,135

Consolidated depreciation and amortization	$20,704	$20,736	$13,896

Identifiable assets:
Commercial	$299,832	$274,289	$324,383
Defense & Space	38,894	50,449	65,842

Consolidated identifiable assets	$338,726	$324,738	$390,225

Geographic Area Data (in 000’s)

	Years Ended January 31,
	2003	2002	2001
Sales to external customers:
United States	$161,616	$174,220	$200,989
Canada	3,773	315	4,183
Europe	68,318	47,828	57,863
Asia	12,289	5,485	5,264
All other geographic regions	592	2,133	5,200

Total sales to external customers	$246,588	$229,981	$273,499

Long lived assets by area:
United States	$58,080	$64,663	$70,955
Canada	8,450	15,602	16,188
Europe	42,192	42,914	7,907
Costa Rica	14,462	10,937	11,903
Asia	9,648	8,707	—
All other geographic regions	25	—	—

Total long-lived assets	$132,857	$142,823	$106,953

Sales are attributed to countries based on location of customers.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2003 and 2002 are as follows (in 000’s, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2003
Net sales	$59,063	$53,488	$59,448	$74,589
Gross profit	9,933	4,018	6,851	14,252
Loss from operations(2)(3)	(7,450)	(15,348)	(13,153)	(10,183)
Net loss(4)	(5,163)	(10,875)	(11,968)	(35,787)
Net loss per common share—basic(1)	$(0.11)	$(0.24)	$(0.26)	$(0.70)

Net loss per common share—diluted(1)	$(0.11)	$(.24)	$(.26)	$(.70)

Fiscal 2002
Net sales	$58,923	$60,391	$52,472	$58,195
Gross profit	4,561	7,106	8,093	2,810
Income (loss) from operations(5)(6)(7)	(13,832)	(12,366)	(12,051)	(57,866)
Net income	(9,169)	(6,255)	(6,245)	(48,195)
Net loss per common share—basic(1)	$(0.21)	$(0.14)	$(0.14)	$(1.07)

Net loss per common share—diluted(1)	$(0.21)	$(0.14)	$(0.14)	$(1.07)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
(2)	Third quarter fiscal 2003 operating results include an asset impairment charge of $0.7 million and a gain recognized on the sale a facility of $1.2 million.
(3)	Fourth quarter fiscal 2003 operating results include an asset impairment charge of $2.6 million, a restructuring charge of $0.9 million and abandoned facilities costs charged to SG&A of $0.5 million.
(4)	Fourth quarter fiscal 2003 results include a charge of $24.5 million to record a valuation allowance relating to the Company’s net deferred tax assets.
(5)	First quarter fiscal 2002 operating results include a $9.4 million charge representing the write-down of the Company’s investment in Allgon AB common stock, the gain of $7.6 million from the sale of the Humphrey, Inc. subsidiary and an acquisition related in process research and development charge of $0.7 million.
(6)	Second quarter fiscal 2002 operating results include an acquisition related in process research and development charge of $0.7 million.
(7)	Fourth quarter fiscal 2002 operating results include a charge of $17.7 million to reflect the impairment of certain long-lived assets associated with the Company’s acquisition of Pacific Microwave Corporation, a charge of $17.3 million associated with the Company’s plan to restructure its operations and an acquisition related in-process research and development charge of $6.2 million.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    SUBSEQUENT EVENTS

Subsequent to January 31, 2003, the Company entered into a $25.0 million revolving line of credit with a bank, which expires February 10, 2005.

Effective April 14, 2003, the Company sold certain real property and related improvements for one of its manufacturing facilities. As part of this transaction, the Company terminated a synthetic lease and a deed of trust encumbering the property that was entered into in fiscal 1999 with its bank. As a result, $17.0 million of restricted cash has been released as collateral by the bank. In conjunction with this sale, the Company entered into 14-year lease agreements on each of the four properties sold, for total monthly rent of approximately $165,000, subject to index based escalation provisions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

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

Signature	Capacity	Date
/s/ RONALD E. RAGLAND Ronald E. Ragland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2003

/s/ DAVID L. MORASH David L. Morash	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2003

/s/ MARK D. DANKBERG Mark D. Dankberg	Director	April 30, 2003

/s/ ANDRE R. HORN Andre R. Horn	Director	April 30, 2003

/s/ JEFFREY M. NASH Jeffrey M. Nash	Director	April 30, 2003

/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	April 29, 2003

/s/ WILLIAM H. GIBBS William H. Gibbs	Director	April 30, 2003

/s/ MARTIN COOPER Martin Cooper	Director	April 30, 2003

/s/ ROBERT W. SHANER Robert W. Shaner	Director	April 30, 2003

CERTIFICATIONS

I, Ronald E. Ragland, certify that:

1.    I have reviewed this annual report on Form 10-K of REMEC, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ RONALD E. RAGLAND
Ronald E. Ragland Chairman and Chief Executive Officer

CERTIFICATIONS

I, David L. Morash, certify that:

1.    I have reviewed this annual report on Form 10-K of REMEC, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ DAVID L. MORASH
David L. Morash Chief Financial and Accounting Officer

REMEC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in 000’s)

Contract Loss Reserve	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended January 31, 2001	$1,299	$2,075	$(100)	$3,274
Year ended January 31, 2002	3,274	3,591	(3,994)	2,871
Year ended January 31, 2003	2,871	1,365	(1,195)	3,041

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended January 31, 2001	$6,599	$3,625	$(261)	$9,963
Year ended January 31, 2002	9,963	18,490	(5,232)	23,221
Year ended January 31, 2003	23,221	5,588	(9,751)	19,058

S-1

EXHIBITS

Exhibit No.	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 29, 2002, by and among REMEC, REEF Acquisition Corp. and Spectrian Corporation

3.1(2)	Restated Articles of Incorporation

3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC

3.3(2)	By-Laws, as amended

4.1(3)

Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3 (5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(6)	Participation Agreement dated as of August 25, 1998, among REMEC, Union Bank of California N.A., and certain other parties identified therein

10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC

10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998

10.8(7)	Third Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated February 24, 2000

10.9(8)	Fourth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated April 20, 2000

10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated May 31, 2000

10.11(8)	Fifth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.13(2)	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC

10.14(9)*	Form of Change of Control Agreement

10.15(9)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.16(10)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.17(11)*	2001 Equity Incentive Plan

21.1(9)	Subsidiaries of REMEC

23.1(9)	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

99.1(9)	Certification under Section 906 of Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on November 15, 2002, as Annex A to the joint proxy statement/prospectus included in REMEC’s Registration Statement of Form S-4, Amendment No. 1 (No. 333-90882) and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on February 1, 1996, as an exhibit to REMEC’s Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 19, 2002 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-98343) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 23, 2001, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2001 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Filed with this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.