Form 10-Q
period 2003-05-02
REMEC INC
filed 2003-06-16
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-16541

REMEC, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3814301
(State of other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

3790 VIA DE LA VALLE DEL MAR, CALIFORNIA	92014
(Address of principal executive offices)	(Zip Code)

(858) 505-3713

(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 2, 2003
Common Stock, $.01 par value	57,345,673

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended May 2, 2003

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 2, 2003	January 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,268	$64,900
Short-term investments	4,515	12,449
Accounts receivable, net	48,251	48,335
Notes and other receivables	7,770	4,818
Inventories, net	57,733	53,117
Other current assets	4,504	5,201

Total current assets	205,041	188,820
Property, plant and equipment, net	80,059	86,182
Restricted cash	—	17,049
Goodwill	36,679	36,679
Intangible assets, net	3,819	3,950
Other assets	5,152	6,046

	$330,750	$338,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,156	$33,444
Accrued expenses and other current liabilities	38,030	40,353

Total current liabilities	70,186	73,797
Deferred income taxes and other long-term liabilities	3,253	2,358
Shareholders’ equity	257,311	262,571

	$330,750	$338,726

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended
	May 2, 2003	May 3, 2002
Net sales	$81,349	$59,063
Cost of sales	63,926	49,130

Gross profit	17,423	9,933
Operating expenses:
Selling, general and administrative	14,138	9,556
Research and development	12,452	7,827

Total operating expenses	26,590	17,383

Loss from operations	(9,167)	(7,450)

Other income (expense):
Gain on sale of facility	945	—
Interest income and other, net	1,008	178

Loss before credit for income taxes	(7,214)	(7,272)
Credit for income taxes	(103)	(2,109)

Net loss	$(7,111)	$(5,163)

Net loss per common share:
Basic	$(0.12)	$(0.11)

Diluted	$(0.12)	$(0.11)

Shares used in computing net loss per common share:
Basic	57,440	45,217

Diluted	57,440	45,217

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	May 2, 2003	May 3, 2002
OPERATING ACTIVITIES
Net loss	$(7,111)	$(5,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,686	5,090
Gain on sale of facility	(945)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,868)	(9,952)
Tax refund and other receivables	(274)	(14,348)
Inventories	(4,616)	(391)
Other current assets	971	12,303
Accounts payable	(1,288)	4,380
Accrued expenses, deferred income taxes and other long-term liabilities	(2,433)	(5,433)

Net cash used by operating activities	(13,878)	(13,514)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,672)	(4,897)
Release of restricted cash	17,049	—
Proceeds from sale of property, plant and equipment	6,190	2,600
Short-term investments, net	7,947	—
Other assets	435	(126)

Net cash provided (used) by investing activities	28,949	(2,423)
FINANCING ACTIVITIES
Proceeds from sale of common stock	740	676

Net cash provided by financing activities	740	676
Effect of exchange rate changes on cash	1,557	236

Increase (decrease) in cash and cash equivalents	17,368	(15,025)
Cash and cash equivalents at beginning of period	64,900	49,438

Cash and cash equivalents at end of period	$82,268	$34,413

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2003, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of May 2, 2003, and the results of its operations for the three month periods ended May 2, 2003 and May 3, 2002. The results of operations for the interim period ended May 2, 2003, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

2. Earnings Per Share

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

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 63,000 and 321,000 shares for the three months ended May 2, 2003 and May 3, 2002, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

3. Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three months ended May 2, 2003 and May 3, 2002: risk-free interest rates of 6%, dividend yields of 0%, expected volatility of 84.6% and 85.7%, respectively, and a weighted average expected life of the option of seven years.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on the Company’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information is as follows (in 000’s, except per share data):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net loss, as reported	$(7,111)	$(5,163)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,590)	(5,344)

Pro forma net loss	$(10,701)	$(10,507)

Earnings (loss) per share:
As reported —
Basic	$(0.12)	$(0.11)
Diluted	$(0.12)	$(0.11)
Pro forma —
Basic	$(0.19)	$(0.23)
Diluted	$(0.19)	$(0.23)

4. Short-term investments

Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As of May 2, 2003 and January 31, 2003, the Company had short-term investments of $4.5 million and $12.4 million, respectively. Unrealized gains on short-term investments as of May 2, 2003 are included in other comprehensive income. Gross realized gains on short-term investments for the period ended May 2, 2003 totaled approximately $0.1 million.

5. Inventories, net

Inventories consist of the following (in 000’s):

	May 2, 2003	January 31, 2003
Raw materials	$43,616	$33,258
Work in progress	9,896	8,714
Finished goods	4,221	11,145

	$57,733	$53,117

Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $0.6 million and $0.7 million at May 2, 2003, and January 31, 2003, respectively. REMEC had a reserve for excess and obsolete inventory of $18.4 million and $19.1 million as of May 2, 2003, and January 31, 2003, respectively.

6. Contingencies

The Company is subject to various legal proceedings, lawsuits, examinations by various regulatory and tax authorities and claims that arise in the ordinary course of business. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, the Company does not believe that any of these matters will have a material adverse effect, net of amounts accrued, on its financial position or results of operations.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

The components of comprehensive loss, net of tax, are as follows (in 000’s):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net loss	$(7,111)	$(5,163)
Change in net unrealized loss on investment	(446)	(2,616)
Change in cumulative foreign currency translation adjustment	1,557	236

Comprehensive loss	$(6,000)	$(7,543)

8. Acquisition Transactions

Spectrian Corporation (“Spectrian”)

On December 20, 2002, REMEC acquired Spectrian. The Company acquired all of the assets and assumed all of the obligations of Spectrian for a purchase price of $44.8 million. The purchase price was comprised of $38.5 million, which represented the value of the 11,524,000 shares of REMEC common stock issued to the former Spectrian shareholders (based on the average closing price of REMEC common stock for the two days before, the day of, and the two days after the announcement of the revised purchase agreement dated October 29, 2002, or $3.34 per share), the fair value of Spectrian options assumed of $2.6 million (2,445,065 options assumed at a weighted average exercise price of $16.91) and acquisition related costs of $3.7 million. Spectrian is a leading designer and manufacturer of single carrier and multicarrier high-power RF amplifiers for the worldwide wireless communications industry, utilized in both wireless data and voice applications. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. REMEC’s condensed consolidated financial statements include the results of Spectrian from the date of acquisition forward.

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisition of Spectrian occurred on February 1, 2002. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Three Months Ended
	May 2, 2003	May 3, 2002
	(Historical)
Net sales	$81,349	$85,496
Net loss	$(7,111)	$(3,822)
Loss per share:
Basic	$(0.12)	$(0.07)
Diluted	$(0.12)	$(0.07)

9. Information by Segment

During the third quarter of fiscal 2003, in order to more effectively manage its operating structure, the Company reorganized its business into two reportable segments, Commercial and Defense & Space. Previously, our business was divided into four reportable segments. The Commercial segment, which now encompasses the former Mobile Wireless, Broadband Wireless and Global Manufacturing groups as well as the recently acquired operations of Spectrian, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment, which includes the operations of REMEC Microwave, Inc. and Nanowave Technologies, Inc., the Company’s majority owned Canadian subsidiary, provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment Data (in 000’s):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net sales:
Commercial	$59,839	$39,521
Defense & Space	21,510	19,542

Consolidated net sales	$81,349	$59,063

Income (loss) from operations:
Commercial	$(11,210)	$(8,953)
Defense & Space	2,043	1,503

Consolidated loss from operations	$(9,167)	$(7,450)

Depreciation and amortization:
Commercial	$3,422	$4,034
Defense & Space	1,264	1,056

Consolidated depreciation and amortization	$4,686	$5,090

	May 2, 2003	January 31, 2003
Identifiable assets:
Commercial	$291,029	$299,832
Defense & Space	39,721	38,894

Consolidated identifiable assets	$330,750	$338,726

Geographic Area Data (in 000’s):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net sales to external customers:
United States	$45,125	$41,474
Canada	1,299	1,475
Europe	24,716	14,650
Asia	10,072	1,379
All other geographic regions	137	85

Total net sales to external customers	$81,349	$59,063

	May 2, 2003	January 31, 2003
Long-lived assets by area:
United States	$54,901	$58,080
Canada	8,231	8,450
Europe	38,733	42,192
Costa Rica	9,623	9,648
Asia	14,221	14,462
All other geographic regions	—	25

Total long-lived assets	$125,709	$132,857

10. Restructuring

During the fourth quarter of fiscal 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. The Company’s restructuring plan, which is primarily associated with its Commercial segment, included reductions in its overall cost structure, realignment of manufacturing capacity to current levels of demand and the transition of manufacturing operations to low cost, low tax offshore locations. Part of the restructuring effort also included a reduction in force of approximately 1,200 employees. As a result of this plan, restructuring related charges of approximately $17.3 million and $0.9 million were recognized as operating expenses in fiscal 2002 and fiscal 2003, respectively. The Company eliminated approximately 1,000 positions in fiscal 2002 with the remaining terminations completed by the end of the third quarter of fiscal 2003.

During fiscal 2003, the Company reassessed its restructuring accrual, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.9 million charge. The facilities leases on these properties, which begin expiring in October 2003, continue in some cases through February 2010. The Company will continue to annually reassess the related accrual through the end of the lease or until the property is subleased, whichever occurs first, and record additional charges as considered necessary or reverse accruals not needed. At January 31, 2003, accrued restructuring costs total approximately $1.5 million related entirely to costs associated with exiting certain lease obligations.

The following table (in 000’s) summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets at May 2, 2003:

Costs to Exit Certain Lease Obligations
Balance at January 31, 2003	$1,540
Activity:
Cash	(391)

Balance at May 2, 2003	$1,149

11. Goodwill and Other Intangible Assets

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

In accordance with SFAS No. 142, the Company performed its transitional goodwill impairment test as of February 1, 2002. The Company did not recognize any goodwill impairment as a result of performing this transitional test. The required annual goodwill impairment test, for both segments, is conducted in the fourth quarter of each fiscal year unless events or circumstances change that would more likey than not reduce the fair value of a reporting unit below its carrying amount. For the quarter ended May 2, 2003, there were no indicators of impairment and therefore an impairment analysis was not considered necessary. At May 2, 2003 and January 31, 2003, goodwill for our Defense & Space and Commercial segments totaled $3.3 million, and $33.4 million, respectively.

Other Intangible Assets

Acquired intangible assets subject to amortization at May 2, 2003 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(981)	$3,819
Trademark and trade name	142	(142)	—

	$4,942	$(1,123)	$3,819

Amortization expense for intangible assets was $0.1 million and $0.3 million for the three months ended May 2, 2003 and May 3, 2002, respectively.

12. Sale-Leaseback Transaction

In April 2003, the Company completed a sale-leaseback transaction of its Kearny Mesa (San Diego), California business campus, resulting in a $0.9 million gain on the transaction. Effective upon the closing of the sale, the Company leased the entire campus back from the buyer. The Company will defer the $0.9 million gain and amortize it over the term of the lease. The new lease terms provide for a 14-year lease on each of the four buildings with monthly lease payments totaling approximately $165,000. Under the terms of the leases, beginning August 2003 and each August thereafter, the monthly rent will be adjusted based upon a CPI index factor. In place of a security deposit on the properties, the Company provided letters of credit aggregating $3.3 million. The initial term of the letters of credit is two years with automatic annual renewals thereafter. The amount of the letters of credit may be reduced upon achievement of certain financial performance criteria. The letters of credit are backed by the Company’s revolving working capital line of credit.

13. Subsequent Event

In May 2003, REMEC acquired certain of the assets and assumed certain of the obligations of Himark Telecom Group Limited (Himark), a private sales distribution and value-added telecommunications sector company headquartered in Beijing, People’s Republic of China, for a purchase price of approximately $10.0 million, including approximately 1.4 million shares of REMEC common stock with a value of $7.0 million (based upon the closing prices on the date the purchase agreement was executed, or $5.03 per share) as well as cash and other consideration. The Company has yet to finalize its determination of the total purchase price or the purchase price allocation for financial reporting purposes. Prior to the acquisition, Himark provided sales and distribution services for REMEC since its entry into the China telecom market. REMEC will account for this transaction as a purchase in accordance with FAS No. 141.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the third quarter of fiscal 2003, for the purposes of improving our operating efficiency, we reorganized our business into two reportable segments, Commercial and Defense & Space. Previously, our business was divided into four reportable segments. The Commercial segment, which now encompasses our former Mobile Wireless, Broadband Wireless and Global Manufacturing groups, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment includes the operations of our REMEC Microwave, Inc. subsidiary and Nanowave Technologies, Inc., our majority owned Canadian subsidiary. The Defense & Space segment provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere herein.

The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including REMEC’s success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in REMEC’s Annual Report on Form 10-K, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated:

	Three months ended
	May 2, 2003	May 3, 2002
Net sales	100.0%	100.0%
Cost of sales	78.6	83.2

Gross profit	21.4	16.8
Operating expenses:
Selling, general & administrative	17.4	16.2
Research and development	15.3	13.2

Total operating expenses	32.7	29.4

Loss from operations	(11.3)	(12.6)
Gain on sale of facility	1.2	—
Interest income and other, net	1.2	0.3

Loss before income taxes	(8.9)	(12.3)
Credit for income taxes	(0.1)	(3.6)

Net loss	(8.8)%	(8.7)%

Results of Operations

Three Months Ended May 2, 2003 Compared to Three Months Ended May 3, 2002

Net Sales And Gross Profit. Net sales for the three months ended May 2, 2003 increased 37.7% over the comparable prior year period primarily as a result of increased sales of our Commercial products as discussed below. Despite the pricing pressures in the commercial markets in which we operate, gross margin as a percentage of net sales increased to 21.4% for the first quarter of fiscal 2004 as compared to 16.8% reported in the comparable prior year period. This improvement in gross margin as a percentage of net sales is attributable to the increase in sales volume noted above.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial. Net sales increased 51.4% from $39.5 million for the three months ended May 3, 2002 to $59.8 million for the three months ended May 2, 2003. The increase is primarily attributable to the impact of increased industry demand for mobile wireless communications infrastructure equipment such as amplifier, filter and antenna products as well as the impact of sales from acquired operations (See Note 8 to the Condensed Consolidated Financial Statements). In addition, the Commercial segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 14.2% for the three months ended May 3, 2002 to 20.2% for the three months ended May 2, 2003. The increase is primarily a result of decreased manufacturing overhead and direct labor costs at our manufacturing facilities offset by increased direct material costs as a percentage of net sales. Operating expenses as a percentage of net sales increased slightly from 36.8% for the three months ended May 3, 2002 to 38.9% for the three months ended May 2, 2003. This increase is directly attributable to the increased effort related to new product development and an increase in selling and marketing activities. The operating loss of the Commercial segment increased from $9.0 million for the three months ended May 3, 2002 to $11.2 million for the three months ended May 2, 2003 due primarily to the impact of increases in operating expenses during the current period.

Defense & Space. Net sales increased 10.1% from $19.5 million for the three months ended May 3, 2002 to $21.5 million for the three months ended May 2, 2003. The increase is primarily attributable to increased delivery rates on production programs based on customer contract requirements in the segment’s US operations. Gross profit as a percentage of net sales increased from 22.2% for the three months ended May 3, 2002 to 24.8% for the three months ended May 2, 2003. The increase is primarily a result of decreased direct materials costs offset by increased manufacturing overhead and direct labor costs as percentage of net sales at our manufacturing facilities. Operating expenses as a percentage of net sales increased slightly from 14.5% for the three months ended May 3, 2002 to 15.3% for the three months ended May 2, 2003. This increase is mainly attributable to additional labor and facility costs and an increase in selling and marketing activities. In addition, the operating expenses for the three months ended May 2, 2003 includes non-recurring severance costs incurred at the segment’s Canadian operation. The operating profit of the Defense & Space segment increased from $1.5 million for the three months ended May 3, 2002 to $2.0 million for the three months ended May 2, 2003 due primarily to the impact of the increase in sales and related gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 47.9% from $9.6 million for the three months ended May 3, 2002 to $14.1 million for the three months ended May 2, 2003. Results for the three months ended May 3, 2002 include the reversals of $1.7 million of employee compensation and professional fees accruals. Taking this into consideration, SG&A increased approximately $2.9 million for the three months ended May 2, 2003 when compared to the comparable prior year period as a result of costs arising at acquired operations, an increase in labor and related costs and non-recurring severance costs at our Canadian operations. As a percentage of net sales, SG&A expenses increased slightly compared to the comparable prior year period.

Research And Development Expenses. Research and development expenses increased 59.1% from $7.8 million in the comparable prior year period to $12.5 million for the three months ended May 2, 2003 as a result of new product development initiatives in our Commercial segment. As a percentage of net sales, research and development expenses increased from 13.3% in the comparable prior year period to 15.3% for the three months ended May 2, 2003 due to the reason noted above.

Other Income (Expense). Results for the three months ended May 2, 2003 include a gain of $0.9 million from the sale of our manufacturing facility in the United Kingdom. Interest income and other, net, increased to $1.0 million during the three months ended May 2, 2003 from $0.2 million in the comparable prior year period, primarily due to foreign currency transaction gains experienced at our European operations.

Provision For Income Taxes. Results for the first quarter of fiscal 2003 reflect a credit for income taxes of approximately $2.1 million. Results for the three months ended May 2, 2003 included a credit for income taxes of $0.1 million, reflecting the recognition of a provincial tax benefit for losses at our Canadian subsidiary.

The credit for income taxes recorded in fiscal 2003 reflects the recognition of the tax benefit associated with our U.S. operating losses. We discontinued our practice of recognizing benefit for domestic operating losses in the third quarter of fiscal 2003.

Liquidity and capital resources

At May 2, 2003, we had $134.9 million of working capital, which included cash and cash equivalents totaling $82.3 million. We also have a $25.0 million revolving working capital line of credit with a bank, which expires in February 2005. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate. Through May 2, 2003, we have not had any borrowings under this credit facility; however, we have entered into letters of credit totaling $3.0 million which are secured by this credit facility. Subsequent to May 2, 2003, we entered into another letter of credit in the amount of $1.1 million which is also secured by this credit facility.

We lease certain office and production facilities under non-cancelable agreements classified as operating leases. In accordance with accounting principles generally accepted in the United States, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due. For further discussion of REMEC’s lease obligations, see our Annual Report on Form 10-K for the year ended January 31, 2003.

In fiscal 1999, we entered into a synthetic lease arrangement with a bank for our Kearny Mesa (San Diego), California business campus. Under this arrangement, we were not required to record the related asset (building) and liability (debt) associated with this property. In April 2003, this property was sold. The sale price of $20.5 million allowed us to retire the synthetic lease, releasing over $17.0 million in formerly restricted cash. As part of the sale transaction, we entered into an operating lease arrangement with the buyer covering this property. (See Note 12 to the Condensed Consolidated Financial Statements.)

During the three months ended May 2, 2003, net cash used by operations totaled $13.9 million. The negative operating cash flow during this period was principally the result of our loss (net of non-cash items including depreciation and amortization expense) and cash used to fund working capital requirements including the $4.6 million increase in inventory, a $2.9 million increase in other receivables and a $3.7 million reduction of accounts payable and accrued expenses. The increase in inventory and other receivables was related to the increase in our business activity as well as the planned transition of production from outsource providers to our own production facilities.

During the three months ended May 2, 2003, we generated $28.9 million of cash from investing activities. Cash inflows from investing activities included the release of $17.0 million of restricted cash as a result of our sale lease-back transaction discussed above, the maturities and sales of $7.9 million of short-term investments and $6.2 million generated from the sale of Company facilities in San Diego and the UK. Cash outflows from investing activities included capital expenditures of $2.7 million. Our future capital expenditures may continue to be significant as a result of expansion of our international production facilities associated with new wireless communications product development initiatives.

Financing activities provided approximately $0.7 million during the three months ended May 2, 2003, as a result of proceeds from the issuance of common stock by REMEC under its Employee Stock Purchase Plan.

Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. REMEC believes that available capital resources will be adequate to fund its operations for at least twelve months.

Critical Accounting Policies and Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At May 2, 2003, accounts receivable totaled $48.3 million, net of reserves for bad debt of $1.8 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At May 2, 2003, inventories totaled $57.7 million, net of reserves for excess and obsolete inventory of $18.4 million and contract losses of $3.0 million.

Valuation of Goodwill.We were was required to assess goodwill impairment in fiscal 2003 using the methodology prescribed by SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that a transitional goodwill impairment test be performed as of February 1, 2002 and completed by July 31, 2002. We did not recognize any goodwill impairment as a result of performing this transitional test. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis based upon identifiable reporting units. We will continue to monitor our reporting units for indicators of impairment and perform the goodwill impairment test as considered necessary during the year. Through May 2, 2003, there have been no such indicators.

Accrued Restructuring Related Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At May 2, 2003, the remaining balance of accrued restructuring costs was $1.1 million. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were significantly different.

Valuation of Deferred Income Taxes. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized, when it is more likely than not that the deferred tax assets will not be realized in the near term. During fiscal 2003, in conjunction with our acquisition of Spectrian Corporation, management undertook a reassessment of our tax strategy and our overall tax situation, which included the transferring of certain intangible property to off-shore entities. This analysis led us to conclude that, while management expects that we will transition to profitability during fiscal 2004, the majority of any future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we believe that our ability to recover tax assets associated with high effective tax rate jurisdictions has diminished in the near term and that it is appropriate to establish a valuation allowance to fully reserve our net deferred tax assets.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk. In February 2003, the Company entered into a $25.0 million credit facility. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through May 2, 2003, we have had no borrowings under this credit facility and therefore, no related exposure to interest rate movement.

At May 2, 2003, our investment portfolio includes fixed-income securities with a market value of approximately $4.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions were $1.2 million and $0.1 million for the three months ended May 2, 2003 and May 3, 2002, respectively, and are included in other income and expense in the Condensed Consolidated Statements of Income.

Historically, our currency exposures have been primarily concentrated in the Euro and the British Pound Sterling. As fluctuations in these currencies occurred, we experienced equal upward or downward movement in our net sales and related costs and operating expenses. As we continue to concentrate our manufacturing operations in countries whose functional currency is the dollar, we will be subject to market risk associated with fluctuations in the Euro and the British Pound Sterling. In an effort to minimize this potential market risk, subsequent to May 2, 2003, we have begun utilizing financial instruments (forward exchange contracts) to limit our exposure to exchange rate fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Other than the shareholder derivative lawsuit described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect, net of amounts accrued, on the business or financial condition of REMEC.

Items 2 through 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

•	Exhibit 99.1—Certification under Section 906 of the Sarbanes—Oxley Act 2002.

(b) Reports on Form 8-K.

Date of Report	Item Reported On

March 18, 2003	Press release issued by REMEC, Inc. announcing its financial results for the three and twelve months ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, INC.

By:	/s/ RONALD E. RAGLAND
Ronald E. Ragland Chairman and Chief Executive Officer

/s/ DAVID L. MORASH
David L. Morash Chief Financial and Accounting Officer

Date: June 16, 2003

CERTIFICATION

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 16, 2003	/s/ RONALD E. RAGLAND
Ronald E. Ragland Chairman and Chief Executive Officer

CERTIFICATION

I, David L. Morash, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of REMEC, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 16, 2003	/s/ DAVID L. MORASH
David L. Morash Chief Financial and Accounting Officer