Form 10-Q
period 2003-08-01
REMEC INC
filed 2003-09-15
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-16541

REMEC, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3814301
(State of other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

3790 VIA DE LA VALLE, SUITE 311 DEL MAR, CALIFORNIA	92014
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒  NO  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 2, 2003
Common Stock, $.01 par value	58,892,500

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended August 1, 2003

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 1, 2003	January 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,270	$64,900
Short-term investments	15,145	12,449
Accounts receivable, net	52,782	48,335
Notes and other receivables	4,156	4,818
Inventories, net	67,088	53,117
Other current assets	6,706	5,201

Total current assets	204,147	188,820
Property, plant and equipment, net	78,171	86,182
Restricted cash	569	17,049
Goodwill	47,280	36,679
Intangible assets, net	3,586	3,950
Other assets	6,410	6,046

	$340,163	$338,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,377	$33,444
Accrued expenses and other current liabilities	36,151	40,353

Total current liabilities	76,528	73,797
Deferred income taxes and other long-term liabilities	3,606	2,358
Shareholders’ equity	260,029	262,571

	$340,163	$338,726

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net sales	$86,199	$53,488	$167,549	$112,551
Cost of sales	65,258	49,470	129,184	98,600

Gross profit	20,941	4,018	38,365	13,951
Operating expenses:
Selling, general and administrative	13,394	11,583	27,533	21,138
Research and development	12,386	7,783	24,837	15,611
Restructuring charges	378	—	378	—

Total operating expenses	26,158	19,366	52,748	36,749

Loss from operations	(5,217)	(15,348)	(14,383)	(22,798)
Gain on sale of facility	—	—	945	—
Interest income and other, net	1,654	650	2,661	827

Loss before income taxes	(3,563)	(14,698)	(10,777)	(21,971)
Credit for income taxes	(5)	(3,823)	(108)	(5,932)

Net loss	$(3,558)	$(10,875)	$(10,669)	$(16,039)

Net loss per common share:
Basic	$(0.06)	$(0.24)	$(0.18)	$(0.35)

Diluted	$(0.06)	$(0.24)	$(0.18)	$(0.35)

Shares used in computing net loss per common share:
Basic	58,520	45,320	57,944	45,268

Diluted	58,520	45,320	57,944	45,268

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	August 1, 2003	August 2, 2002
OPERATING ACTIVITIES
Net loss	$(10,669)	$(16,039)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,595	10,191
Gain on foreign currency hedge	(1,694)	—
Gain on sale of facility	(945)	—
Other	(137)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(3,762)	(6,334)
Inventories	(13,171)	448
Other current assets	189	8,229
Accounts payable	6,489	4,607
Accrued expenses, deferred income taxes and other long-term liabilities	(6,235)	(12,530)

Net cash used by operating activities	(20,340)	(11,428)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,312)	(7,920)
Release of restricted cash	16,480)	—
Payment for acquisition, net of cash acquired	(1,847)	—
Short-term investment purchases	(14,142)	—
Short-term investments sales	6,140	—
Short-term investments maturities	5,450	—
Proceeds from sale of property, plant & equipment	6,190	2,600
Other assets	134	(1,532)

Net cash (used) provided by investing activities	13,093	(6,852)
FINANCING ACTIVITIES
Proceeds from sale of common stock	1,375	1,356

Net cash provided by financing activities	1,375	1,356
Effect of exchange rate changes on cash	(758)	2,016

Decrease in cash and cash equivalents	(6,630)	(14,908)
Cash and cash equivalents at beginning of period	64,900	49,438

Cash and cash equivalents at end of period	$58,270	$34,530

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2003, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of August 1, 2003, and the results of its operations for the three and six month periods ended August 1, 2003 and August 2, 2002. The results of operations for the interim periods ended August 1, 2003, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

2. Earnings Per Share

The Company calculates earnings (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is computed using the weighted average shares outstanding for each period presented. Diluted earnings (loss) per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. The calculation of net earnings (loss) per share reflects the historical information for REMEC and its acquired subsidiaries.

Dilutive securities may include options, warrants, and preferred stock, as if converted, and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 560,000 and 312,000 shares for the three and six months ended August 1, 2003, respectively, and 107,000 and 653,000 shares for the three and six months ended August 2, 2002, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

3. Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. REMEC has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and six months ended August 1, 2003 and August 2, 2002: risk-free interest rates of 6%, dividend yields of 0%, expected volatility of 81.6%, 84.4%, 81.2%, and 85.5% respectively, and a weighted average expected life of the option of seven years.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on REMEC’s operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Pro forma information is as follows (in 000’s, except per share data):

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net loss, as reported	$(3,558)	$(10,875	$(10,669)	$(16,039)
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,955)	(4,802)	(6,435)	(10,036)

Pro forma net loss	$(6,513)	$(15,677)	$(17,104)	$(26,075)

Earnings (loss) per share:
As reported –
Basic	$(0.06)	$(0.24)	$(0.18)	$(0.35)
Diluted	$(0.06)	$(0.24)	$(0.18)	$(0.35)
Pro forma –
Basic	$(0.11)	$(0.35)	$(0.30)	$(0.58
Diluted	$(0.11)	$(0.35)	$(0.30)	$(0.58)

4. Short-term investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the REMEC’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. REMEC manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for REMEC’s current operations. As of August 1, 2003 and January 31, 2003, REMEC had short-term investments of $15.1 million and $12.4 million, respectively. Unrealized gains on short-term investments as of August 1, 2003 are included in other comprehensive income. There were no gross realized gains on the short-term investments for the three months ended August 1, 2003. Gross realized gains on short-term investments for the six months ended August 1, 2003 totaled approximately $0.1 million.

5. Inventories, net

Inventories consist of the following (in 000’s):

	August 1, 2003	January 31, 2003
Raw materials	$42,489	$33,258
Work in progress	12,020	8,714
Finished goods	12,579	11,145

	$67,088	$53,117

Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $0.5 million and $0.7 million at August 1, 2003, and January 31, 2003, respectively. REMEC had a reserve for excess and obsolete inventory of $15.0 million and $19.1 million as of August 1, 2003, and January 31, 2003, respectively.

6. Commitments and Contingencies

Legal Matters

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

Indemnifications

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (“FIN 45”) were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the six months ended August 1, 2003 did not have a material effect on the consolidated financial statements. A description of REMEC’s indemnifications as of August 1, 2003 is provided below. REMEC is unable to reasonably estimate the maximum amount that could be payable under certain of these arrangements due to the conditional nature of the REMEC’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on REMEC’s business, financial condition or results of operations other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

REMEC often designs, develops and manufactures products to a customer’s specification and may provide the customer with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement. REMEC cannot determine the maximum amount of losses that it could incur under this type of indemnification because it often may not have enough information about the nature and scope of an infringement claim until it has been submitted to REMEC and, to date, no claims have been made.

REMEC indemnifies its directors and certain of its current and former officers for third party claims alleging certain breaches of their fiduciary duties as directors or officers. Certain costs incurred for providing such indemnification may be recovered under various insurance policies.

Warranty

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made.

The following table summarizes the activity related to warranty reserves (000’s).

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Balance at beginning of period	$8,525	$2,423	$8,846	$3,695
Charges to expenses	5	170	26	248
Release of warranty reserves	(600)	(25)	(600)	(1,375)
Usage	—	(67)	(342)	(67)

Balance at end of period	$7,930	$2,501	$7,930	$2,501

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

The components of comprehensive loss, net of tax, are as follows (in 000’s):

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net loss	$(3,558)	$(10,875)	$(10,669)	$(16,039)
Change in net unrealized loss on investment	944	(2,050)	498	(4,667)
Change in cumulative foreign currency translation adjustment	(2,315)	1,329	(758)	2,016

Comprehensive loss	$(4,929)	$(11,596)	$(10,929)	$(18,690)

8. Acquisition Transactions

Himark Telecom Group Limited (“Himark”)

In May 2003, REMEC acquired certain of the assets and assumed certain of the obligations of Himark, a private sales distribution and value-added telecommunications sector company headquartered in Beijing, People’s Republic of China, for a purchase price of approximately $11.8 million, including approximately 1.4 million shares of REMEC common stock with a value of $7.0 million (based upon the closing price on the date the terms of the purchase agreement were agreed to, or $5.03 per share) as well as cash, a note payable and other consideration. Prior to the acquisition, Himark consisted of a group of separate companies which jointly provided sales and distribution services for REMEC since its entry into the China telecom market. REMEC will account for this transaction as a purchase in accordance with SFAS No. 141. The results of Himark have been included in REMEC’s condensed consolidated financial statements from the date of acquisition forward, as REMEC controls this entity through a combination of voting control and the contractual ability to direct management.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Himark, the purchase price has been allocated as follows (in 000’s):

At May 31, 2003
Current assets	$2,489
Property, plant, and equipment	148
Goodwill	9,608

Total assets acquired	12,245
Current liabilities	423

Net assets acquired	$11,822

Spectrian Corporation (“Spectrian”)

On December 20, 2002, REMEC acquired Spectrian. REMEC acquired all of the assets and assumed all of the obligations of Spectrian for a purchase price of $44.8 million. The purchase price was comprised of $38.5 million, which represented the value of the 11,524,000 shares of REMEC common stock issued to the former Spectrian shareholders (based on the average closing price of REMEC common stock for the two days before, the day of, and the two days after the announcement of the revised purchase agreement dated October 29, 2002, or $3.34 per share), the fair value of Spectrian options assumed of $2.6 million (2,445,065 options assumed at a weighted average exercise price of $16.91) and acquisition related costs of $3.7 million. Spectrian is a designer and manufacturer of single carrier and multicarrier high-power RF amplifiers for the worldwide wireless communications industry, utilized in both wireless data and voice applications. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. REMEC’s condensed consolidated financial statements include the results of Spectrian from the date of acquisition forward.

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of REMEC assuming that the acquisitions of Himark and Spectrian occurred on February 1, 2002. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net sales	$86,775	$71,196	$170,362	$157,048
Net loss	(3,405)	(15,679)	(10,089)	(19,599)
Loss per share:
Basic	$(0.06)	$(0.35)	$(0.17)	$(0.43)
Diluted	$(0.06)	$(0.35)	$(0.17)	$(0.43)

9. Information by Segment

During the third quarter of fiscal 2003, in order to more effectively manage its operating structure, REMEC reorganized its business into two reportable segments, Commercial and Defense & Space. Previously, our business was divided into four reportable segments. The Commercial segment, which now encompasses the former Mobile Wireless, Broadband Wireless and Global Manufacturing groups as well as the recently acquired operations of Spectrian and Himark, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment, which includes the operations of REMEC Microwave, Inc. and Nanowave Technologies, Inc., REMEC’s majority owned Canadian subsidiary, provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. REMEC evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment and Geographic Area Data (in 000’s):

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net sales:
Commercial	$64,182	$33,941	$124,021	$73,462
Defense & Space	22,017	19,547	43,528	39,089

Consolidated net sales	$86,199	$53,488	$167,549	$112,551

Net sales to external customers:
North America	$48,249	$40,728	$94,673	$83,677
Europe	24,742	11,660	49,458	26,310
Asia	11,112	1,058	21,184	2,437
All other geographic regions	2,096	42	2,234	127

Consolidated net sales to external customers	$86,199	$53,488	$167,549	$112,551

Income (loss) from operations:
Commercial	$(9,347)	$(16,658)	$(20,556)	$(25,611)
Defense & Space	4,130	1,310	6,173	2,813

Consolidated income (loss) from operations	$(5,217)	$(15,348)	$(14,383)	$(22,798)

Depreciation and amortization:
Commercial	$3,635	$3,979	$7,057	$8,013
Defense & Space	1,275	1,122	2,538	2,178

Consolidated depreciation and amortization	$4,910	$5,101	$9,595	$10,191

	August 1, 2003	January 31, 2003
Identifiable assets:
Commercial	$298,517	$298,791
Defense & Space	41,646	39,935

Consolidated identifiable assets	$340,163	$338,726

Long-lived assets by area:
North America	$63,396	$66,530
Europe	38,399	42,192
Asia	24,307	14,462
All other geographic regions	9,345	9,673

Consolidated long-lived assets by area	$135,447	$132,857

10. Restructuring

During the fourth quarter of fiscal 2002, REMEC announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. REMEC’s restructuring plan, which is primarily associated with its Commercial segment, included reductions in its overall cost structure, realignment of manufacturing capacity to current levels of demand and the transition of manufacturing operations to low cost, low tax offshore locations. Part of the restructuring effort also included a reduction in force of approximately 1,200 employees. As a result of this plan, restructuring related charges of approximately $17.3 million and $0.9 million were recognized as operating expenses in fiscal 2002 and fiscal 2003, respectively. The Company eliminated approximately 1,000 positions in fiscal 2002 with the remaining terminations completed by the end of the third quarter of fiscal 2003.

During fiscal 2003 and 2004, REMEC reassessed its restructuring accrual, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.9 million charge in 2003 and $0.4 million in 2004. The facilities leases on these properties, which begin expiring in October 2003, continue in some cases through February 2010. REMEC will continue to reassess the related accrual through the end of the lease annually, or until the property is subleased, whichever occurs first, and record additional charges as considered necessary or reverse accruals not needed. At August 1, 2003, accrued restructuring costs total approximately $1.2 million related entirely to costs associated with exiting certain lease obligations.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet at August 1, 2003 (in 000’s):

Costs to Exit Certain Lease Obligations
Balance at January 31, 2003	$1,540
Activity:
Charges	378
Cash payments	(764)

Balance at August 1, 2003	$1,154

11. Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

In accordance with SFAS No. 142, REMEC performed its transitional goodwill impairment test as of February 1, 2002. REMEC did not recognize any goodwill impairment as a result of performing this transitional test. The required annual goodwill impairment test, for both segments, is conducted in the fourth quarter of each fiscal year unless events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the three and six month periods ended August 1, 2003, there were no indicators of impairment and therefore an impairment analysis was not considered necessary. At August 1, 2003 and January 31, 2003, goodwill for our Defense & Space and Commercial segments totaled $47.3 million, and $36.7 million, respectively.

Other Intangible Assets

Acquired intangible assets subject to amortization at August 1, 2003 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(1,214)	$3,586
Trademark and trade name	142	(142)	—

	$4,942	$(1,356)	$3,586

Amortization expense for intangible assets was $0.3 million and $0.4 million for the three months and six months ended August 1, 2003, respectively, and $0.3 million and $0.7 million for the three and six months ended August 2, 2002, respectively.

12. Sale-Leaseback Transaction

In April 2003, REMEC completed a sale-leaseback transaction of its Kearny Mesa (San Diego), California business campus, resulting in a $0.9 million gain on the transaction. Effective upon the closing of the sale, REMEC leased the entire campus back from the buyer. REMEC has deferred the $0.9 million gain and is amortizing it over the terms of the leases. The new lease terms provide for a 14-year lease on each of the four buildings with monthly lease payments totaling approximately $165,000. Under the terms of the leases, beginning August 2003 and each August thereafter, the monthly rent will be adjusted based upon a CPI index factor. In place of a security deposit on the properties, REMEC provided letters of credit aggregating $3.3 million. The initial term of the letters of credit is two years with automatic annual renewals thereafter. The amount of the letters of credit may be reduced upon achievement of certain financial performance criteria. The letters of credit are backed by the REMEC’s revolving working capital line of credit.

13. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement changes the accounting for three types of financial instruments that were previously accounted for as equity – mandatorily redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. REMEC does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. REMEC does not expect the adoption of this statement to have a material impact on its operating results or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the third quarter of fiscal 2003, for the purposes of improving our operating efficiency, we reorganized our business into two reportable segments, Commercial and Defense & Space. Previously, our business was divided into four reportable segments. The Commercial segment, which now encompasses our former Mobile Wireless, Broadband Wireless and Global Manufacturing groups, as well as the recently acquired operations of Spectrian and Himark, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment includes the operations of our REMEC Microwave, Inc. subsidiary and Nanowave Technologies, Inc., our majority owned Canadian subsidiary. The Defense & Space segment provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere herein.

The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including our success in penetrating the commercial wireless market, risks associated with the cancellation or reduction of orders by significant commercial or defense customers, trends in the commercial wireless and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in our Annual Report on Form 10-K, and the other documents we file from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law, that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated:

	Three months ended		Six months ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	92.5	77.1	87.6

Gross profit	24.3	7.5	22.9	12.4
Operating expenses:
Selling, general and administrative	15.5	21.6	16.4	18.8
Research and development, including in process	14.4	14.6	14.8	13.9
Restructuring charges	0.4	—	0.2	—

Total operating expenses	30.3	36.2	31.4	32.7

Loss from operations	(6.0)	(28.7)	(8.5)	(20.3)
Gain on sale of facility	—	—	0.5	—
Interest income and other, net	1.9	1.2	1.6	0.7

Loss before income taxes	(4.1)	(27.5)	(6.4)	(19.6)
Credit for income taxes	(0.0)	(7.2)	(0.1)	(5.3)

Net loss	(4.1)%	(20.3)%	(6.3)%	(14.3)%

Results of Operations

Three Months Ended August 1, 2003 Compared to Three Months Ended August 2, 2002

Net Sales And Gross Profit. Net sales for the three months ended August 1, 2003 increased 61.2 % over the comparable prior year period primarily as a result of increased sales of our Commercial products as discussed below. Despite the pricing pressures in the commercial markets in which we operate, gross margin as a percentage of net sales increased to 24.3% for the second quarter of fiscal 2004 as compared to 7.5% reported in the comparable prior year period. This improvement in gross margin as a percentage of net sales is attributable to the increase in sales volume, productivity improvements and reduced supply chain costs. The results for the second quarter of fiscal 2004 also include sales totalling $2.8 million of low cost basis inventory obtained in the acquisition of Spectrian in December 2002.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial. Net sales increased 89.1% from $33.9 million for the three months ended August 2, 2002 to $64.2 million for the three months ended August 1, 2003. The increase is primarily attributable to the impact of increased industry demand for mobile wireless communications infrastructure equipment such as amplifier, filter and antenna products as well as the impact of sales from acquired operations (See Note 8 to the Condensed Consolidated Financial Statements). In addition, the Commercial segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from (2.7)% for the three months ended August 2, 2002 to 21.9% for the three months ended August 1, 2003. The increase is primarily a result of increased sales volume and the associated improvement in the absorption of fixed overhead, productivity improvements and reduced supply chain costs. Additionally, the results for the second quarter of fiscal 2004 include sales totaling $2.8 million of low cost basis inventory obtained in our acquisition of Spectrian. Although operating expenses increased by $7.7 million, or 48.9%, from $15.7 million for the three months ended August 2, 2002 to $23.4 million for the three months ended August 1, 2003, they declined as a percentage of net sales from 46.3% for the three months ended August 2, 2002 to 36.5% for the three months ended August 1, 2003. The increase in total operating costs is primarily a function of the acquisitions of Spectrian and Himark and site closure costs of $0.8 million. The operating loss of the Commercial segment decreased from $16.7 million for the three months ended August 2, 2002 to $9.3 million for the three months ended August 1, 2003 due primarily to the impact of increased sales and related gross margins.

Defense & Space. Net sales increased 12.6% from $19.6 million for the three months ended August 2, 2002 to $22.0 million for the three months ended August 1, 2003. The increase is primarily attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements in the segment’s US operations. The increased sales also include a $0.7 million settlement reached with a customer resulting from a contract termination for customer convenience. Gross profit as a percentage of net sales increased from 25.3% for the three months ended August 2, 2002 to 31.2% for the three months ended August 1, 2003. The increase is primarily a result of decreased direct labor and materials costs as percentage of sales. The termination settlement with a customer also had a positive impact on our gross profit. Operating expenses as a percentage of net sales decreased from 18.6% for the three months ended August 2, 2002 to 12.5% for the three months ended August 1, 2003. This decrease is mainly the result of a significant reduction in operating expenses at the segment’s Canadian operation. The operating profit of the Defense & Space segment increased from $1.3 million for the three months ended August 2, 2002 to $4.1 million for the three months ended August 1, 2003 due primarily to the impact of the increase in sales, lower direct labor and material costs, the termination settlement with a customer, and lower operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 15.6 % from $11.6 million for the three months ended August 2, 2002 to $13.4 million for the three months ended August 1, 2003. The increase in these expenses was primarily the result of the costs associated with the expansion of our sales organization and costs associated with Himark. As a percentage of net sales, SG&A expenses decreased to 15.5% compared to 21.6% for the comparable prior year period.

Research And Development Expenses. Research and development expenses, or R&D, increased 59.1% from $7.8 million in the comparable prior year period to $12.4 million for the three months ended August 1, 2003 as a result of the expansion of our R&D organization in conjunction with the acquisition of the operations of Spectrian in December 2002 and a non-cash charge of $0.4 million resulting from closing two development facilities. As a percentage of net sales, research and development expenses decreased slightly to 14.4% for the three months ended August 1, 2003 compared to 14.6% in the comparable prior year.

Restructuring Charges. Results for the three months ended August 1, 2003 include a restructuring charge of $0.4 million related to the sub-lease of two facilities closed as part of our fiscal 2002 restructuring plan. There was no similar charge included in the results for the prior year.

Other Income (Expense). Interest income and other, net, increased to $1.7 million during the three months ended August 1, 2003 from $0.7 million in the comparable prior year period, primarily due to an unrealized gain of $1.7 million gain related to foreign currency hedge contracts entered into during the second quarter of fiscal 2004. These gains were partially offset by foreign currency transaction losses of approximately $0.4 million experienced at our European operations.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, no tax benefit has been recorded during fiscal 2004. Results for the three months ended August 2, 2002 reflect a credit for income taxes of approximately $3.8 million. The credit for income taxes recorded in fiscal 2003 reflects the recognition of the tax benefit associated with our U.S. operating losses.

Six Months Ended August 1, 2003 Compared to Six Months Ended August 2, 2002

Net Sales And Gross Profit. Net sales for the six months ended August 1, 2003 increased 48.9% over the comparable prior year period primarily as a result of increased sales of our Commercial products as discussed below. Despite the pricing pressures in the commercial markets in which we operate, gross margin as a percentage of net sales increased to 22.9% for the first six months of fiscal 2004 as compared to 12.4% reported in the comparable prior year period. This improvement in gross margin as a percentage of net sales is attributable to the increase in sales volume, productivity improvements and reduced supply chain costs. The results for the second quarter of fiscal 2004 also include sales totalling $2.8 million of low cost basis inventory obtained in the acquisition of Spectrian in December 2002.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial. Net sales increased 68.8% from $73.5 million for the six months ended August 2, 2002 to $124.0 million for the six months ended August 1, 2003. The increase is primarily attributable to the impact of increased industry demand for mobile wireless communications infrastructure equipment such as amplifier, filter and antenna products as well as the impact of sales from acquired operations (See Note 8 to the Condensed Consolidated Financial Statements). In addition, the Commercial segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 6.3% for the six months ended August 2, 2002 to 21.1% for the six months ended August 1, 2003. The increase is primarily a result of increased sales volume and the associated improvement in the absorption of fixed overhead, productivity improvements and reduced supply chain costs. Additionally, the results for the second quarter of fiscal 2004 include sales totalling $2.8 million of low cost basis inventory obtained in our acquisition of Spectrian. Although operating expenses increased by $16.4 million, or 54.3%, from $30.3 million for the six months ended August 2, 2002 to $46.7 million for the six months ended August 1, 2003, they declined as a percentage of net sales from 41.2% for the six months ended August 2, 2002 to 37.7% for the six months ended August 1, 2003. The increase in total costs is primarily a function of the acquisitions of Spectrian and Himark and site closure costs of $0.8 million. The operating loss of the Commercial segment decreased from $25.6 million for the six months ended August 2, 2002 to $20.6 million for the six months ended August 1, 2003 due primarily to the impact of increased sales and related gross margins offset by increased operating expenses.

Defense & Space. Net sales increased 11.4% from $39.1 million for the six months ended August 2, 2002 to $43.5 million for the six months ended August 1, 2003. The increase is primarily attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements in the segment’s US operations. The increased sales also include a $0.7 million settlement reached with a customer resulting from a contract termination for customer convenience. Gross profit as a percentage of net sales increased from 23.8% for the six months ended August 2, 2002 to 28.1% for the six months ended August 1, 2003. The increase is primarily a result of decreased direct labor and materials costs as percentage of sales. The termination settlement with a customer also had a positive impact on the gross profit. Operating expenses as a percentage of net sales decreased from 16.6% for the six months ended August 2, 2002 to 13.9% for the six months ended August 1, 2003. This decrease is mainly the result of a significant reduction in operating expenses at the segment’s Canadian operation. The operating profit of the Defense & Space segment increased from $2.8 million for the six months ended August 2, 2002 to $6.2 million for the six months ended August 1, 2003. The increase in operating profit is primarily to the impact of the increase in sales, lower direct labor and material costs, the termination settlement with a customer, and lower operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 30.3% from $21.1 million for the six months ended August 2, 2002 to $27.5 million for the six months ended August 1, 2003. Results for the six months ended August 2, 2002 include the reversals of $1.7 million, of employee compensation and professional fees accruals. Taking this into consideration, SG&A increased approximately $4.6 million for the six months ended August 1, 2003 when compared to the comparable prior year period primarily as a result of the costs associated with the expansion of our sales organization and costs associated with Himark. As a percentage of net sales, SG&A expenses decreased from 18.8% to 16.4% as compared to the comparable prior year period.

Research And Development Expenses. Research and development expenses increased 59.1% from $15.6 million in the comparable prior year period to $24.8 million for the six months ended August 1, 2003 as a result of the expansion of our R&D organization in conjunction with the acquisition of the operations of Spectrian in December 2002 and a non-cash charge of $0.4 million resulting from closing two development. As a percentage of net sales, research and development expenses increased from 13.9% in the comparable prior year period to 14.8% for the six months ended August 1, 2003 due to the reasons noted above.

Restructuring Charges. Results for the six months ended August 1, 2003 include a restructuring charge of $0.4 million related to the sub-lease of two facilities closed as part of our fiscal 2002 restructuring plan. There was no similar charge included in the results for the prior year.

Other Income (Expense). Interest income and other, net, increased to $3.6 million during the six months ended August 1, 2003 from $0.8 million in the comparable prior year period, primarily due to the $1.7 million gain on the foreign currency hedge contracts, a gain of $0.9 million from the sale of our manufacturing facility in the United Kingdom and foreign currency transaction gains of approximately $0.9 million experienced at our European operations.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, outside of a credit of $0.1 million to reflect the recognition of a provincial tax benefit for losses at our Canadian subsidiary, no tax benefit has been recorded during fiscal 2004. Results for the six months ended August 2, 2002 reflect a credit for income taxes of approximately $5.9 million. The credit for income taxes recorded in fiscal 2003 reflects the recognition of the tax benefit associated with our U.S. operating losses.

Liquidity and capital resources

At August 1, 2003, we had $127.6 million of working capital, which included cash and cash equivalents totaling $58.3 million and short-term investments totalling $15.1 million. We also have a $25.0 million revolving working capital line of credit with a bank, which expires in February 2005. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate. Through August 1, 2003, we have not had any borrowings under this credit facility; however, we have entered into letters of credit totaling $4.4 million which are secured by this credit facility.

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

During the six months ended August 1, 2003, net cash used by operations totaled $20.3 million. The negative operating cash flow during this period was principally the result of cash used to fund working capital requirements including the $13.2 million increase in inventory, a $3.7 million increase in accounts and other receivables and $3.7 million of cash used to fund our loss (net of non-cash items including depreciation and amortization expense.) The increase in inventory and accounts and other receivables was related to the increase in our business activity as well as the planned transitions of production from outsource providers to our own production facilities and the establishment of hub warehouses for certain of our European OEM customers.

During the six months ended August 1, 2003, we generated $13.1 million of cash from investing activities. Cash inflows from investing activities included the release of $17.0 million of restricted cash as a result of our sale lease-back transaction discussed above and $6.2 million generated from the sale of Company facilities in San Diego and the UK. Cash outflows from investing activities included capital expenditures of $5.3 million, the net purchases of $2.7 million of short-tem investments and $1.8 million of cash used in the acquisition of Himark, net of cash acquired, discussed further in Note 8 to the Condensed Consolidated Financial Statements. Our future capital expenditures may continue to be significant as a result of expansion of our international production facilities to support our new wireless communications product development initiatives.

Financing activities provided approximately $1.4 million during the six months ended August 1, 2003, primarily as a result of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

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

Revenue Recognition. We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer, although in a growing number of instances, after transfer to our customers through an intermediary warehouse. We generally ship to our customers “Free on Board” shipping point except in the circumstances described above. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with accounting principles generally accepted in the United States. If our shipping policies, including the point of title transfer, were to change, reported results would likely differ materially.

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At August 1, 2003, accounts receivable totaled $52.8 million, net of reserves for bad debt of $1.7 million.

Accounts receivable at August 1, 2003 included $2.1 million due from one customer that had encountered financial difficulties and had delayed payment on their account. Subsequent to the end of the second quarter, the customer made a substantial payment on its account and management believes that the remainder of the balance owed is collectible. In the event this customer is unable to make any future payments, however, additional allowances for bad debt will be required.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At August 1, 2003, inventories totaled $67.1 million, net of reserves for excess and obsolete inventory of $15.0 million and contract losses of $2.9 million.

Valuation of Goodwill. SFAS No. 142 Goodwill and Other Intangible Assets requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (January 31st for REMEC) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Through August 1, 2003, there have been no such indicators.

Accrued Restructuring Related Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At August 1, 2003, the remaining balance of accrued restructuring costs was $1.2 million. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were significantly different.

Accrued Warranty Costs. Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. We establish a reserve for warranty obligations based on historical warranty experience.

Valuation of Deferred Income Taxes. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized, when it is more likely than not that the deferred tax asssets will not be realized in the near term. During fiscal 2003, in conjunction with our acquisition of Spectrian Corporation, management undertook a resassessment of our tax strategy and our overall tax situation, which included the tranferring of certain intangible property to off-shore entities. This analysis led us to conclude that, while management expects that we will transition to profitablity during fiscal 2004, the majority of any future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we believe that our ability to recover tax assets associated with high effective tax rate jurisdictions has diminished in the near term and that it is appropriate to establish a valuation allowance to fully reserve our net deferred tax assets.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk. In February 2003, REMEC entered into a $25.0 million credit facility. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through August 1, 2003, we have had no borrowings under this credit facility and therefore, no related exposure to interest rate movement.

At August 1, 2003, our investment portfolio includes fixed-income securities with a market value of approximately $15.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions were $0.9 million and $0.4 million for the six months ended August 1, 2003 and August 2, 2002, respectively, and are included in other income and expense in the Condensed Consolidated Statements of Income.

Historically, our currency exposures have been primarily concentrated in the Euro and the British Pound Sterling. As fluctuations in these currencies occurred, we experienced equal upward or downward movement in our net sales and related costs and operating expenses. As we continue to concentrate our manufacturing operations in countries whose functional currency is tied to the dollar, we will be subject to market risk associated with fluctuations in the Euro and the British Pound Sterling. In an effort to minimize this potential market risk, subsequent to May 2, 2003, we have begun utilizing financial instruments (forward exchange contracts) to limit our exposure to exchange rate fluctuations. As such, included in the operating results for the quarter ended August 1, 2003, is an unrealized gain from our foreign currency hedge instruments of $1.7 million.

Item 4.	Controls and Procedures.

REMEC’s management, with the participation of REMEC’s chief executive officer and chief financial officer, evaluated the effectiveness of REMEC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, of 1934, as amended “the Exchange Act”) as of August 1, 2003, the end of the period covered by this report. In designing and evaluating REMEC’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, REMEC’s chief executive officer and chief financial officer concluded that as of August 1, 2003, REMEC’s disclosure controls and procedures were (1) designed to ensure that material information relating to REMEC, including its consolidated subsidiaries, is made known to REMEC’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by REMEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in REMEC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 1, 2003 that has materially affected, or is reasonably likely to materially affect, REMEC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	L egal Proceedings.

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

Items 2 and 3 are not applicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting (the “Annual Meeting”) of Shareholders of REMEC was held on Friday, June 20, 2003, at REMEC’s principal executive offices located at 3790 Via de la Valle, Suite 311, Del Mar, California. Of the 57,139,777 shares of our Common Stock, which could be voted at the Annual Meeting, 52,392,798 shares of our Common Stock, representing 91.69% of our outstanding Common Stock on the record date for the Annual Meeting of April 29, 2003, were represented at the Annual Meeting in person or by proxy, which constitutes a quorum. The following proposals were voted upon by the shareholders with voting results as follows:

Proposal 1: To elect the following nominees to serve as directors on REMEC’s Board of Directors until the next Annual Meeting and until their successors have been elected and qualified.

	Votes for	Votes against or withheld	Votes abstained	Broker non- votes
Ronald E. Ragland	52,060,304	332,494	—	—
Martin Cooper	51,251,109	871,689	—	—
Thomas A. Corcoran	51,359,931	1,032,867	—	—
Mark D. Dankberg	52,157,509	235,289	—	—
William H. Gibbs	32,636,254	19,756,544	—	—
Andre R. Horn	51,519,509	873,289	—	—
Jeffrey M. Nash, Ph.D.	52,168,809	223,989	—	—
Robert W. Shaner	51,362,687	1,030,111	—	—

Proposal 2: To approve an amendment to REMEC’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 3,450,000 to 5,450,000.

Votes for	Votes against or Withheld	Votes Abstained	Broker non- votes
47,679,991	4,595,325	117,482	—

Item 5 is not applicable and has been omitted.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Date of Report	Item Reported On
May 31, 2003	Press release issued by REMEC, Inc. annoucing its acquisition of the business of Himark Telecommunications Group Limited.

June 9, 2003	Press release issued by REMEC, Inc. announcing its financial results for the three months ended May 2, 2003.

SIGNATURES

Pursuan7t to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ RONALD E. RAGLAND
Ronald E. Ragland
Chairman and Chief Executive Officer

By:	/s/ /s/ DAVID L. MORASH
David L. Morash
Chief Financial and Accounting Officer

Date: September 15, 2003