Form 10-Q
period 2003-10-31
REMEC INC
filed 2003-12-15
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 2, 2003
Common Stock, $.01 par value	59,424,111

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended October 31, 2003

Index		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

CERTIFICATIONS		25

EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2003	January 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,339	$64,900
Short-term investments	12,989	12,449
Accounts receivable, net	63,703	48,335
Notes and other receivables	7,177	4,818
Inventories, net	83,056	53,117
Other current assets	3,943	5,201

Total current assets	217,207	188,820

Property, plant and equipment, net	75,995	86,182
Restricted cash	569	17,049
Goodwill	47,434	36,679
Intangible assets, net	3,531	3,950
Other assets	5,746	6,046

	$350,482	$338,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,062	$33,444
Accrued expenses and other current liabilities	34,178	40,353

Total current liabilities	87,240	73,797
Deferred income taxes and other long-term liabilities	3,384	2,358
Shareholders’ equity	259,858	262,571

	$350,482	$338,726

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net sales	$104,098	$59,448	$271,647	$171,999
Cost of sales	81,206	52,597	210,391	151,197

Gross profit	22,892	6,851	61,256	20,802
Operating expenses:
Selling, general and administrative	12,937	10,499	40,468	31,637
Research and development	12,160	8,846	36,998	24,457
Restructuring charges	—	659	378	659

Total operating expenses	25,097	20,004	77,844	56,753

Loss from operations	(2,205)	(13,153)	(16,588)	(35,951)
Gain on sale of facility	—	—	945	—
Interest income and other income (expense), net	(2,027)	1,185	634	2,012

Loss before income taxes	(4,232)	(11,968)	(15,009)	(33,939)
Credit for income taxes	(148)	—	(256)	(5,932)

Net loss	(4,084)	(11,968)	(14,753)	$(28,007)

Net loss per common share:
Basic and diluted net loss per common share	$(0.07)	$(0.26)	$(0.25)	$(0.62)

Weighted average shares used in computing basic and diluted net loss per common share	59,260	45,489	58,382	45,342

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended
	October 31, 2003	November 1, 2002
OPERATING ACTIVITIES
Net loss	$(14,753)	$(28,007)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,486	15,103
Loss on foreign currency hedge	294	—
Gain on sale of facility	(945)	(1,800)
Restructuring charges	378	659
Other	(127)	—
Accounts receivable	(15,666)	(3,904)
Inventories	(29,139)	1,412
Other current assets	2,714	9,393
Accounts payable	19,174	3,395
Accrued expenses, deferred income taxes and other long-term liabilities	(12,855)	(10,425)

Net cash used by operating activities	(36,439)	(14,174)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,848)	(12,347)
Release of restricted cash	16,480	—
Payment for acquisition, net of cash acquired	(1,847)	—
Short-term investment purchases	(20,718)	—
Short-term investment sales	6,072	—
Short-term investment maturities	14,250	—
Proceeds from sale of property, plant & equipment	6,190	5,300
Other assets	284	(1,432)

Net cash (used) provided by investing activities	12,863	(8,479)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,274	1,880

Net cash provided by financing activities	5,274	1,880
Effect of exchange rate changes on cash	(259)	1,361

Decrease in cash and cash equivalents	(18,561)	(19,412)
Cash and cash equivalents at beginning of period	64,900	49,438

Cash and cash equivalents at end of period	$46,339	$30,026

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2003, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of October 31, 2003, and the results of its operations for the three and nine month periods ended October 31, 2003 and November 1, 2002. The results of operations for the interim periods ended October 31, 2003, are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

Dilutive securities may include options, warrants, and preferred stock, as if converted, and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 894,000 and 506,000 shares for the three and nine months ended October 31, 2003, respectively, and 43,000 and 157,000 shares for the three and nine months ended November 1, 2002, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and nine months ended October 31, 2003 and November 1, 2002: risk-free interest rates of 6%, dividend yields of 0%, expected volatility of 57.3%, 83.9%, 78.6% and 85.3% respectively, and a weighted average expected life of the option of seven years.

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

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net loss, as reported	$(4,084)	$(11,968)	$(14,753)	$(28,007)
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,665)	(5,243)	(11,868)	(17,067)

Pro forma net loss	$(7,749)	$(17,211)	$(26,621)	$(45,074)

Net loss per share common share:
Basic and diluted net loss per share, as reported	$(0.07)	$(0.26)	$(0.25)	$(0.62)

Basic and diluted net loss per share, pro-forma	$(0.13)	$(0.38)	$(0.46)	$(0.99)

4. Short-term investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of REMEC’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. REMEC manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for REMEC’s current operations. As of October 31, 2003 and January 31, 2003, REMEC had short-term investments of $13.0 million and $12.4 million, respectively. Unrealized gains on short-term investments as of October 31, 2003 are included in other comprehensive income. There were no gross realized gains on the short-term investments for the three months ended October 31, 2003. Gross realized gains on short-term investments for the nine months ended October 31, 2003 totaled approximately $0.1 million.

5. Inventories, net

Inventories consist of the following (in 000’s):

	October 31, 2003	January 31, 2003
Raw materials	$53,727	$33,258
Work in progress	17,838	8,714
Finished goods	11,491	11,145

	$83,056	$53,117

Inventories related to contracts with prime contractors to the U.S. Government included capitalized general and administrative expenses of $0.4 million and $0.7 million at October 31, 2003, and January 31, 2003, respectively.

REMEC had a reserve for excess and obsolete inventory of $9.7 million and $19.1 million as of October 31, 2003, and January 31, 2003, respectively.

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

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (“FIN 45”) were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the Nine months ended October 31, 2003 did not have a material effect on the consolidated financial statements. A description of REMEC’s indemnifications and guarantees as of October 31, 2003 is provided below. REMEC is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the REMEC’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on REMEC’s business, financial condition or results of operations other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

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

REMEC has guaranteed the performance of a subsidiary under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, REMEC guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at October 31, 2003 is $11.3 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of our customer to make their required payments to us would be a breach of the underlying contract and would subject them to a claim for damages from REMEC.

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

The following table summarizes the activity related to warranty reserves (000’s).

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Balance at beginning of period	$7,930	$2,501	$8,846	$2,501
Additions to reserve	359	90	385	307
Usage and release of warranty reserves	(849)	(53)	(1,791)	(270)

Balance at end of period	7,440	2,538	7,440	2,538

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

The components of comprehensive loss, net of tax, are as follows (in 000’s):

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net loss	$(4,084)	$(11,968)	$(14,753)	$(28,007)
Change in net unrealized loss on investment	(500)	(217)	(2)	(4,884)
Change in cumulative foreign currency translation adjustment	504	(216)	(246)	1,797

Comprehensive loss	$(4,080)	$(12,401)	$(15,001)	$(31,094)

8. Acquisition Transactions

Himark Telecom Group Limited (“Himark”)

In May 2003, REMEC acquired certain of the assets and assumed certain of the obligations of Himark, a private sales distribution and value-added telecommunications sector company headquartered in Beijing, People’s Republic of China, for a purchase price of approximately $12.1 million, including approximately 1.4 million shares of REMEC common stock with a value of $7.0 million (based upon the closing price on the date the terms of the purchase agreement were agreed to, or $5.03 per share) as well as cash, a note payable and other consideration. Prior to the acquisition, Himark consisted of a group of separate companies, which jointly provided sales and distribution services for REMEC since its entry into the China telecom market. REMEC has accounted for this transaction as a purchase in accordance with SFAS No. 141. The results of Himark have been included in REMEC’s condensed consolidated financial statements from the date of acquisition forward, as REMEC controls this entity through a combination of voting control and the contractual ability to direct management.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Himark, the purchase price has been preliminary allocated as follows (in 000’s):

At May 31, 2003
Current assets	$2,489
Property, plant, and equipment	148
Goodwill	9,868

Total assets acquired	12,505
Current liabilities	423

Net assets acquired	$12,082

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

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of REMEC assuming that the acquisitions of Himark and Spectrian occurred on February 1, 2002. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net sales	$104,098	$67,927	$274,460	$224,976
Net loss	$(4,084)	$(42,458)	$(14,173)	$(62,057)
Loss per share:
Basic and diluted net loss per share	$(0.07)	$(0.73)	$(0.24)	$(1.07)

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

Segment and Geographic Area Data (in 000’s):

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net sales:
Commercial	$81,782	$39,940	$205,803	$113,402
Defense & Space	22,316	19,508	65,844	58,597

Consolidated net sales	$104,098	$59,448	$271,647	$171,999

Net sales to external customers:
North America	$55,030	$40,868	$149,703	$122,133
Europe	31,510	15,425	80,968	41,735
Asia	10,202	2,941	31,386	5,378
All other geographic regions	7,356	214	9,590	2,753

Consolidated net sales to external customers	$104,098	$59,448	$271,647	$171,999

Income (loss) from operations:
Commercial	$(5,385)	$(13,849)	$(25,942)	$(39,459)
Defense & Space	3,180	696	9,354	3,508

Consolidated income (loss) from operations	$(2,205)	$(13,153)	$(16,588)	$(35,951)

Depreciation and amortization:
Commercial	$3,639	$3,588	$10,676	$11,054
Defense & Space	1,252	1,324	3,810	4,049

Consolidated depreciation and amortization	$4,891	$4,912	$14,486	$15,103

			October 31, 2003	January 31, 2003
Identifiable assets:
Commercial			$307,656	$298,791
Defense & Space			42,826	39,935

Consolidated identifiable assets			$350,482	$338,726

Long-lived assets by area:
North America			$59,188	$83,579
Europe			37,239	42,192
Asia			27,540	14,462
All other geographic regions			9,308	9,673

Consolidated long-lived assets by area			$133,275	$149,906

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

During fiscal 2003 and 2004, REMEC reassessed its restructuring accrual, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.9 million charge in 2003 and $0.4 million in 2004. The facilities leases on these properties, which begin expiring in October 2003, continue in some cases through February 2010. REMEC will continue to reassess the related accrual through the end of the lease annually, or until the property is subleased, whichever occurs first, and record additional charges as considered necessary or reverse accruals not needed. At October 31, 2003, accrued restructuring costs total approximately $0.6 million related entirely to costs associated with exiting certain lease obligations.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet at October 31, 2003 (in 000’s):

Costs to Exit Certain Lease Obligations
Balance at January 31, 2003	$1,540
Activity:
Charges	378
Cash payments	(1,275)

Balance at October 31, 2003	$643

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

In accordance with SFAS No. 142, REMEC performed its transitional goodwill impairment test as of February 1, 2002. REMEC did not recognize any goodwill impairment as a result of performing this transitional test. The required annual goodwill impairment test, for both segments, is conducted in the fourth quarter of each fiscal year unless events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the three and nine month periods ended October 31, 2003, there were no indicators of impairment and therefore an impairment analysis was not considered necessary. At October 31, 2003 and January 31, 2003, goodwill for our Commercial and Defense & Space segments totaled $44.1 million and $3.3 million, and $33.4 million and $3.3 million, respectively.

Other Intangible Assets

Acquired intangible assets subject to amortization at October 31, 2003 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(1,269)	$3,531
Trademark and trade name	142	(142)	—

Total	$4,942	$(1,411)	$3,531

Amortization expense for intangible assets was $0.3 million and $0.7 million for the three months and nine months ended October 31, 2003, respectively, and $0.4 million and $1.2 million for the three and nine months ended November 1, 2002, respectively.

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

13. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement changes the accounting for three types of financial instruments that were previously accounted for as equity – mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third quarter of fiscal 2004. The adoption of this statement has not had a material impact on REMEC’s operating results or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of this statement has not had a material impact on REMEC’s operating results or financial position.

14. Subsequent Event

In November 2003, REMEC acquired all of the assets and assumed all of the obligations of Paradigm Wireless Systems, Inc. (Paradigm), a private domestic merchant supplier of RF power amplifiers to the telecommunications infrastructure industry, in a stock-for-stock merger. Paradigm shareholders will receive 1.9 million shares of REMEC common stock. The board of directors of both companies unanimously approved the acquisition, which was valued at

$20.96 million based on REMEC’s stock trading at $11.03 per share at the time of the signing of the letter of intent on October 31, 2003. The Company has yet to finalize its determination of the total purchase price and the purchase price allocation for financial reporting purposes. REMEC will account for this transaction as a purchase in accordance with FAS No. 141.

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

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated:

	Three months ended		Nine months ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0	88.5	77.5	87.9

Gross profit	22.0	11.5	22.5	12.1
Operating expenses:
Selling, general and administrative	12.4	17.6	14.9	18.4
Research and development, including in process	11.7	14.9	13.6	14.2
Restructuring charges	—	1.1	0.1	0.4

Total operating expenses	24.1	33.6	28.6	33.0

Loss from operations	(2.1)	(22.1)	(6.1)	(20.9)
Interest income and other, net	(1.9)	2.0	0.6	1.1

Loss before income taxes	(4.0)	(20.1)	(5.5)	(19.8)
Credit for income taxes	(0.1)	—	(0.1)	3.5

Net loss	(3.9)%	(20.1)%	(5.4)%	(16.3)%

Results of Operations

Three Months Ended October 31, 2003 Compared to Three Months Ended November 1, 2002

Net Sales And Gross Profit. Net sales for the three months ended October 31, 2003 increased 75.1 % over the comparable prior year period primarily as a result of increased sales of our Commercial products as discussed below. Despite the pricing pressures in the commercial markets in which we operate, gross margin as a percentage of net sales increased to 22.0% for the third quarter of fiscal 2004 as compared to 11.5% reported in the comparable prior year period. This improvement in gross margin as a percentage of net sales is attributable to the increase in sales volume, productivity improvements and reduced supply chain costs. The results for the third quarter of fiscal 2004 also include sales totaling $3.6 million of low cost basis inventory.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial. Net sales increased 104.8% from $39.9 million for the three months ended November 1, 2002 to $81.8 million for the three months ended October 31, 2003. The increase is primarily attributable to the impact of increased industry demand for mobile wireless communications infrastructure equipment such as amplifier, filter and antenna products as well as the impact of sales from acquired operations. In addition, the Commercial segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 8.2% for the three months ended November 1, 2002 to 20.2% for the three months ended October 31, 2003. The increase is primarily a result of increased sales volume and the associated improvement in the absorption of fixed overhead, productivity improvements and reduced supply chain costs. Additionally, the results for the third quarter of fiscal 2004 include sales totaling $1.8 million of low cost basis inventory obtained in our acquisition of Spectrian, as well as the sale of $1.8 million of inventory from a discontinued product line. Although operating expenses increased by $4.8 million, or 28.2%, from $17.1 million for the three months ended November 1, 2002 to $21.9 million for the three months ended October 31, 2003, they declined as a percentage of net sales from 42.8% for the three months ended November 1, 2002 to 26.8% for the three months ended October 31, 2003. The increase in total operating costs is primarily attributable to increased research and development expenses associated with the acquisition of Spectrian. The operating loss of the Commercial segment decreased from $13.8 million for the three months ended November 1, 2002 to $5.4 million for the three months ended October 31, 2003 due primarily to the impact of increased sales and related gross margins.

Defense & Space. Net sales increased 14.4% from $19.5 million for the three months ended November 1, 2002 to $22.3 million for the three months ended October 31, 2003. The increase is primarily attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements in the segment’s US operations. Gross profit as a percentage of net sales increased from 18.4% for the three months ended November 1, 2002 to 28.4% for the three months ended October 31, 2003. The increase is primarily a result of decreased direct labor and materials costs as percentage of sales. Operating expenses as a percentage of net sales decreased from 14.8% for the three months ended November 1, 2002 to 14.2% for the three months ended October 31, 2003. This decrease is mainly the result of a significant reduction in operating expenses at the segment’s Canadian operation. The operating profit of the Defense & Space segment increased from $0.7 million for the three months ended November 1, 2002 to $3.2 million for the three months ended October 31, 2003 due primarily to the impact of the increase in sales, lower direct labor and material costs, and lower operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 23.2 % from $10.5 million for the three months ended November 1, 2002 to $12.9 million for the three months ended October 31, 2003. The increase in these expenses was primarily the result of the costs associated with the expansion of our sales organization in conjunction with the acquisition of the operations of Spectrian in December 2002 and costs associated with the acquisition of Himark. As a percentage of net sales, SG&A expenses decreased to 12.4% for the three months ended October 31, 2003 compared to 17.6% for the comparable prior year period.

Research And Development Expenses. Research and development expenses, or R&D, increased 37.5% from $8.8 million in the comparable prior year period to $12.2 million for the three months ended October 31, 2003 as a result of the expansion of our R&D activities in conjunction with the acquisition of the operations of Spectrian in December 2002. As a percentage of net sales, research and development expenses decreased to 11.7% for the three months ended October 31, 2003 compared to 14.9% in the comparable prior year period.

Other Income (Expense). Interest income and other, net, decreased to an expense of $2.0 million during the three months ended October 31, 2003 from an income of $1.2 million in the comparable prior year period, primarily due to a $2.0 million loss related to foreign currency hedge contracts entered into during the second and third quarters of fiscal 2004.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. No tax benefit has been recorded for the three months ended October 31, 2003 or the comparable prior year period.

Nine months ended October 31, 2003 Compared to Nine months ended November 1, 2002

Net Sales And Gross Profit. Net sales for the nine months ended October 31, 2003 increased 57.9% over the comparable prior year period primarily as a result of increased sales of our Commercial products as discussed below. Despite the pricing pressures in the commercial markets in which we operate, gross margin as a percentage of net sales increased to 22.5% for the first nine months of fiscal 2004 as compared to 12.1% reported in the comparable prior year period. This improvement in gross margin as a percentage of net sales is attributable to the increase in sales volume, productivity improvements and reduced supply chain costs and reserves not recorded this year. The results for the third quarter of fiscal 2004 also include sales totaling $6.4 million of low cost basis inventory.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial. Net sales increased 81% from $113.4 million for the nine months ended November 1, 2002 to $205.8 million for the nine months ended October 31, 2003. The increase is primarily attributable to the impact of increased industry demand for mobile wireless communications infrastructure equipment such as amplifier, filter and antenna products as well as the impact of sales from acquired operations. In addition, the Commercial segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 7.0% for the nine months ended November 1, 2002 to 20.8% for the nine months ended October 31, 2003. The increase is primarily a result of increased sales volume and the associated improvement in the absorption of fixed overhead, productivity improvements and reduced supply chain costs. Additionally, the results for fiscal 2004 include sales totaling $4.6 million of low cost basis inventory obtained in our acquisition of Spectrian, as well as the sale of $1.8 million of inventory from a discontinued product line. Although operating expenses increased by $21.3 million, or 44.9%, from $47.4 million for the nine months ended November 1, 2002 to $68.6 million for the nine months ended October 31, 2003, they declined as a percentage of net sales from 41.9% for the nine months ended November 1, 2002 to 33.4% for the nine months ended October 31, 2003. The increase in total operating costs is primarily attributable to increased research and development expenses associated with the acquisition of Spectrian. Other factors contributing to the increase in operating expenses over the prior year are increased selling and marketing costs associated with the expansion of the Company’s sales organization as well as site closure costs of $0.8 million. The operating loss of the

Commercial segment decreased from $39.5 million for the nine months ended November 1, 2002 to $25.9 million for the nine months ended October 31, 2003 due primarily to the impact of increased sales and related gross margins offset by increased operating expenses.

Defense & Space. Net sales increased 12.4% from $58.6 million for the nine months ended November 1, 2002 to $65.8 million for the nine months ended October 31, 2003. The increase is primarily attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements in the segment’s US operations. The increased sales also include a $0.7 million settlement reached with a customer resulting from a contract termination for customer convenience. Gross profit as a percentage of net sales increased from 22.0% for the nine months ended November 1, 2002 to 28.2% for the Nine months ended October 31, 2003. The increase is primarily a result of decreased direct labor costs as percentage of sales. The termination settlement with a customer also had a positive impact on the gross profit. Operating expenses as a percentage of net sales decreased from 16.0% for the nine months ended November 1, 2002 to 14.0% for the nine months ended October 31, 2003. This decrease is mainly the result of a significant reduction in operating expenses at the segment’s Canadian operation. The operating profit of the segment increased from $3.5 million for the nine months ended November 1, 2002 to $9.4 million for the nine months ended October 31, 2003. The increase in operating profit is primarily to the impact of the increase in sales, lower direct labor and material costs, the termination settlement with a customer, and lower operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 27.9% from $31.6 million for the nine months ended November 1, 2002 to $40.5 million for the nine months ended October 31, 2003. Results for the nine months ended November 1, 2002 include the reversals of employee compensation and professional fees accruals in the amount of $1.7 million. Taking these reversals into consideration, SG&A increased approximately $7.2 million for the nine months ended October 31, 2003 when compared to the comparable prior year period primarily as a result of the costs associated with the expansion of our sales organization in conjunction with the acquisition of the operations of Spectrian in December 2002 and costs associated with the acquisition of Himark. As a percentage of net sales, SG&A expenses decreased from 18.4% in the comparable prior year period to 14.9% for the nine months ended October 31, 2003.

Research And Development Expenses. Research and development expenses increased 51.3% from $24.5 million in the comparable prior year period to $37.0 million for the nine months ended October 31, 2003 as a result of the expansion of our R&D activities in conjunction with the acquisition of the operations of Spectrian in December 2002 and a non-cash charge of $0.4 million resulting from closing two development sites. As a percentage of net sales, research and development expenses decreased from 14.2% in the comparable prior year period to 13.6% for the nine months ended October 31, 2003.

Restructuring Charges. Results for the nine months ended October 31, 2003 include a restructuring charge of $0.4 million related to the sub-lease of two facilities closed as part of our fiscal 2002 restructuring plan. There was no similar charge included in the results for the nine months ended October 31, 2002.

Other Income (Expense). Interest income and other, net, decreased to $1.6 million during the nine months ended October 31, 2003 from $2.0 million in the comparable prior year period, primarily due to the decrease in the interest income of approximately $0.7 million and $0.3 million loss on the foreign currency hedge contracts, offset by a gain of $0.9 million from the sale of our manufacturing facility in the United Kingdom.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, except for a credit of $0.3 million to reflect the recognition of a provincial tax benefit for losses at our Canadian subsidiary, no tax benefit has been recorded during fiscal 2004. Results for the nine months ended November 1, 2002 reflect a credit for income taxes of approximately $5.9 million.

Liquidity and Capital Resources

At October 31, 2003, we had $130.0 million of working capital, which included cash and cash equivalents totaling $46.3 million and short-term investments totalling $13.0 million. We also have a $25.0 million revolving working capital line of credit with a bank, which expires in February 2005. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate. Through October 31, 2003, we have not had any borrowings under this credit facility; however, we have entered into letters of credit totaling $4.4 million which are secured by this credit facility. As of October 31, 2003, the Company was out of compliance with a coverage covenant ratio on this facility. The Company expects the bank to issue a waiver on this covenant.

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

During the nine months ended October 31, 2003, net cash used by operations totaled $36.4 million. The negative operating cash flow during this period was principally the result of cash used to fund working capital requirements including the $29.1 million increase in inventory, a $15.7 million increase in accounts receivable and a $12.5 million decrease in accrued expenses, offset by an increase in accounts payable of $19.2 million and a decrease in other current assets of $2.7 million. The increase in inventory, accounts and other receivables and accounts payable was related to the increase in our business activity as well as the planned transitions of production from outsource providers to our own production facilities and the establishment of hub warehouses for certain of our European OEM customers.

During the nine months ended October 31, 2003, we generated $12.9 million of cash from investing activities. Cash inflows from investing activities included the release of $17.0 million of restricted cash as a result of our sale lease-back transaction discussed above and $6.2 million generated from the sale of Company facilities in San Diego and the UK. Cash outflows from investing activities included capital expenditures of $7.8 million, the net purchases of $0.4 million of short-term investments and $1.8 million of cash used in the acquisition of Himark, net of cash acquired. Our future capital expenditures may continue to be significant as a result of expansion of our international production facilities to support our new wireless communications product development initiatives.

Financing activities provided approximately $5.3 million during the nine months ended October 31, 2003, as a result of proceeds from the issuance of common stock under our Employee Stock Purchase Plan and from stock option exercises.

Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our sales and marketing efforts, and the status of competitive products. We believe that available capital resources will be adequate to fund our operations for at least twelve months.

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

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At October 31, 2003, accounts receivable totaled $63.7 million, net of reserves for bad debt of $1.5 million.

Accounts receivable at October 31, 2003 included $1.4 million due from one customer that had encountered financial difficulties and had delayed payment on their account. Subsequent to the end of the third quarter, the remaining receivable balance was converted into an interest free promissory note. This note is payable in twelve monthly installments commencing on November 21, 2003, of which the first installment has been received. Management believes that the remainder of the balance owed under the promissory note is collectible. In the event this customer is unable to make any future payments, however, additional allowances for bad debt will be required.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us or our customers that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. At October 31, 2003, inventories totaled $83.1 million, net of reserves for excess and obsolete inventory of $9.7 million and contract losses of $2.3 million.

Valuation of Goodwill. SFAS No. 142 Goodwill and Other Intangible Assets requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (January 31st for REMEC) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Through October 31, 2003, there have been no such indicators.

Accrued Restructuring Related Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring in accordance with the Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At October 31, 2003, the remaining balance of accrued restructuring costs was $0.6 million. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were significantly different.

Accrued Warranty Costs. Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. We establish a reserve for warranty obligations based on historical warranty experience.

Valuation of Deferred Income Taxes. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized, when it is more likely than not that the deferred tax assets will not be realized in the near term. During fiscal 2003, in conjunction with our acquisition of Spectrian Corporation, management undertook a reassessment of our tax strategy and our overall tax situation, which included the tranferring of certain intangible property to off-shore entities. This analysis led us to conclude that, while management expects that we will transition to profitability during the fourth quarter of fiscal 2004, the majority of any future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we believe that our ability to recover tax assets associated with high effective tax rate jurisdictions has diminished in the near term and that it is appropriate to establish a valuation allowance to fully reserve our net deferred tax assets.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk. In February 2003, REMEC entered into a $25.0 million credit facility. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through October 31, 2003, we have had no borrowings under this credit facility and therefore, no related exposure to interest rate movement.

At October 31, 2003, our investment portfolio includes fixed-income securities with a market value of approximately $13.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

Foreign Currency Exchange Rate Fluctuations and Forward Contracts. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions were $1.5 million and $0.3 million for the nine months ended October 31, 2003 and November 1, 2002, respectively, and are included in other income and expense in the Condensed Consolidated Statements of Income.

Historically, our currency exposures have been primarily concentrated in the Euro and the British Pound Sterling. As fluctuations in these currencies occurred, we experienced equal upward or downward movement in our net sales and related costs and operating expenses. As we continue to concentrate our manufacturing operations in countries whose functional currency is tied to the dollar, we will be subject to market risk associated with fluctuations in the Euro and the British Pound Sterling. In an effort to minimize this potential market risk, subsequent to May 2, 2003, we have begun utilizing financial instruments (forward exchange contracts) to limit our exposure to exchange rate fluctuations. As such, included in the operating results for the nine months ended October 31, 2003, is a realized loss from our foreign currency hedge instruments of $0.3 million. Our foreign exchange forward contracts generally range from one to three months in original maturity. We do not enter into foreign exchange forward and option contracts for trading purposes. We do not expect gains or losses on these forward exchange contracts to have a material impact on our financial results.

Item 4.	Controls and Procedures.

REMEC’s management, with the participation of REMEC’s chief executive officer and chief financial officer, evaluated the effectiveness of REMEC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, of 1934, as amended “the Exchange Act”) as of October 31, 2003, the end of the period covered by this report. In designing and evaluating REMEC’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, REMEC’s chief executive officer and chief financial officer concluded that as of October 31, 2003, REMEC’s disclosure controls and procedures were (1) designed to ensure that material information relating to REMEC, including its consolidated subsidiaries, is made known to REMEC’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by REMEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in REMEC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, REMEC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Items 2	through 5 are not applicable and have been omitted.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Date of Report	Item Reported On

September 8, 2003	Press release issued by REMEC, Inc. announcing its financial results for the three months ended August 1, 2003.

September 15, 2003	Press released issued by REMEC, Inc. announcing the election of Harold E. Hughes to its board of directors.

September 22, 2003	Press release issued by REMEC, Inc. announcing the resignation of its chief financial officer, David L. Morash.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ RONALD E. RAGLAND

Ronald E. Ragland Chairman and Chief Executive Officer

/s/ WINSTON E. HICKMAN

Winston E. Hickman Chief Financial and Accounting Officer

Date: December 15, 2003