Form 10-K
period 2004-01-31
REMEC INC
filed 2004-04-15
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-16541

REMEC, INC.

(Exact name of Registrant as specified in its charter)

California	95-3814301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3790 Via De La Valle, Suite 311 Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 505-3401

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on July 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $270,147,123 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of April 8, 2004 was 61,529,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for REMEC’s Annual Meeting of Shareholders expected to be held on June 11, 2004, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

REMEC, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2004

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” or “our” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014, and the telephone number for that location is (858) 505-3401. Our Internet address is www.remec.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Upon written request, we will provide, without charge, a copy of this annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to: REMEC, Inc., 3790 Via de la Valle, Del Mar, California 92014, Attn: Investor Relations. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. Our common stock trades on the Nasdaq National Market under the symbol “REMC.”

REMEC designs and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks in the defense and commercial sectors. Our products are designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also develop and manufacture sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, satellites, missile systems and smart weapons. We manufacture products that operate at the full range of frequencies currently used in wireless communications transmission, including radio frequencies, or “RF,” microwave frequencies and millimeter wave frequencies. By offering products that cover the entire frequency spectrum for wireless communications, we are able to address opportunities in the worldwide commercial mobile wireless communications and defense markets.

INDUSTRY BACKGROUND

Demand for Mobile Wireless Services Necessitates Expansion of Wireless Infrastructure. Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony through the transmission of voice and low speed data signals over cellular systems and digital personal communication systems (“PCS”). The demand created by increased minutes of usage and data transmission requires substantial additional capital investment in wireless communications infrastructure equipment.

Advances in Mobile Wireless Communications Network Technology Will Require Additional Wireless Infrastructure Equipment. The capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and an increase in the level of service demands, service providers are expanding their current infrastructure and are implementing new wireless technologies, including third generation (“3G”) networks.

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

Wireless Infrastructure OEMs Rely on Subsystem Providers. In order to meet the demand for mobile wireless and fixed wireless access broadband services, service providers normally utilize systems integrators or original equipment manufacturers (“OEMs”) to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In turn, many OEMs are looking to outsource the design and manufacture of highly integrated reliable subsystems in a cost-effective manner. This permits OEMs to accelerate their time to market and allows them to leverage their core competencies of full system design and integration. By outsourcing subsystems, OEMs promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

The Wireless Industry Is Extremely Competitive and Requires a Significant Investment in Up-front Engineering Development. The competitive nature of the wireless industry results from the large number of suppliers at every level, from service providers to OEMs/subsystems and component suppliers. This results in an industry over-capacity condition. In addition, a significant up-front engineering investment is required in order to remain technically competitive.

Consolidation Among Wireless Infrastructure OEMs and Service Providers Increases Competition. A limited number of large OEMs account for a majority of purchases of filter products, antenna line products and amplifier products and subsystems in the wireless equipment market. This requires manufacturers of filter products, antenna line products and amplifier products and subsystems, such as ourselves, to increase efforts to establish and maintain relationships with these important customers. In addition, consolidation among wireless service providers has increased competition for their business, including requiring wireless infrastructure manufacturers to reduce sales prices, pursue manufacturing cost reductions and commit resources to developing new products.

THE REMEC SOLUTION

We market our products to OEMs of wireless communications networks and network service providers, as well as to prime contractors in the defense industry. We provide customers complete product life-cycle management for design, prototyping and mass production of reliable microwave and RF hardware.

We believe that our core competencies enable us to address the existing and emerging opportunities in the wireless communications infrastructure equipment and defense markets. These core competencies include the following:

Components. Our components meet the functionality needs of today’s RF and microwave subsystems, including power dividers, combiners, filters, switches, mixers, amplifiers, oscillators, converters and multipliers. We maintain state-of-the-art capability for performance and cost in key component areas, which are used in our integrated products.

Integration Expertise. We design high performance subsystems over a broad range of RF, microwave and millimeter frequencies, which require sophisticated component integration. By integrating a number of required microwave functions into a single package, we are able to reduce the bill of materials, improve product performance, reduce cost and enhance yields and improve product reliability.

Concurrent Engineering. We streamline and optimize the product development cycle by employing “concurrent engineering,” which includes continuous joint participation with our customers from conceptualization, participation by our suppliers in the design process, and consideration of manufacturing constraints and limitations while developing a product design.

Design for Test and Design for Manufacturability Feedback. Our ability to plan both our internal manufacturing services and design capability reduces product time to market and unit costs. We retain control of each step of the design and manufacturing process while minimizing the use of outside sources and subcontractors for key manufacturing processes and services. This capability also improves quality control, reliability and our ability to implement volume production.

Broad Frequency Range. Our technologies support the range of frequencies utilized for mobile wireless and broadband wireless applications. Our microwave technology expertise covers the frequency spectrum used for existing wireless communications. Many of our subsystem competitors only address select frequency bands in the subsystems they design, which makes them vulnerable to technological advances in products that use frequency bands they do not address. By having the ability to design and manufacture products across the breadth of the wireless communications market, we can better address our customers’ needs and capitalize on our overall design and manufacturing capabilities.

STRATEGY

Our objective is to build on the strength of our core competencies to be the supplier of choice of wireless service providers, OEMs in the wireless infrastructure equipment industry and prime contractors in the defense electronics industry. Our strategy includes the following key elements:

Leverage Technology Experience. Through twenty years of experience in high frequency applications in the defense and commercial industries, we believe that we have an advanced portfolio of products and technologies encompassing RF, microwave and millimeter wave technologies. The skills that we developed in the defense industry, and enhanced for the commercial wireless market, have enabled us to develop solutions to achieve reductions in the size and cost of wireless infrastructure equipment. We intend to continue to integrate additional functions into smaller packaging with fewer parts while meeting the reliability and performance specifications of next-generation wireless infrastructure equipment.

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

Supply Integrated Microwave Subsystems to OEMs Worldwide. We believe that we have established significant relationships with global OEMs through the breadth of our expertise in wireless communications technology. This has allowed us to service the needs of the operations of these OEMs. In fiscal 2004, we acquired Himark Telecom Group Limited (“Himark”) and Paradigm Wireless Systems, Inc. (“Paradigm”), which have provided us with additional sales, marketing and integration design expertise.

Supply Niche Products Directly to Network Service Providers. We intend to continue expanding our marketing efforts to sell certain niche wireless products directly to network service providers. Although we do not intend to enter into direct competition with our OEM customers, there are several niche products that are not being marketed aggressively by OEMs, including base station antenna-line tower top products and booster amplifiers. We intend to continue expanding our product portfolio and our efforts to market these products to network service providers when we can do so without competing directly with our OEM customers or enter into partnership agreements with our OEM customers to integrate our products into their system solutions.

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

SIGNIFICANT BUSINESS DEVELOPMENT IN FISCAL YEAR 2004

In July we acquired Himark, a Chinese distribution company, located in Beijing, China in order to strengthen our presence in the China market. In November 2003, REMEC announced the completion of our acquisition of Paradigm. Paradigm is located in Irvine, California and designs and manufactures power amplifiers for the wireless infrastructure market. The Paradigm acquisition strengthens our position as a supplier of commercial wireless subsystem products in the Asia market.

SEGMENT INFORMATION

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

The Mobile Wireless Market. The mobile wireless market includes the cellular infrastructure market that supports Code Division Multiple Access (“CDMA”), Time Division Multiple Access (“TDMA”), Global Standard for Mobile (“GSM”), Enhanced Data Rates for GSM Evolution (“EDGE”), Universal Mobile Telecommunications System (“UMTS”) and 3G networks. Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony through the transmission of voice and low speed data signals over cellular systems and digital PCS. In addition, the capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and increased level of service demands, service providers are expanding their current infrastructure and are implementing new wireless technologies.

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

PRODUCTS

Commercial Segment Products

We provide our products to worldwide OEMs and service providers. These products include tower mounted amplifiers and boosters, power amplifiers, medium power and low noise amplifiers, integrated filtering and combining systems, filters, oscillators, mixers, transceivers and radio outdoor units.

Mobile Wireless. We provide a wide range of RF products and system solutions for use in cellular, TDMA, GSM, CDMA, PCS, PCN, EDGE and UMTS infrastructure networks. Our product lines include filter products, antenna line products and amplifier products and subsystems. Our products are designed to improve the capacity, coverage, efficiency, quality and reliability of today’s mobile infrastructure equipment networks.

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

station manufacturers, but also include a line of “standard” SCPA and MCPA high-power booster amplifier subsystems that “boost” the transmit signal of standard base stations to higher power levels and are offered in the end user market. These products are used in coverage applications to extend the range of the base transceiver stations to cover a wide area or in capacity enhancement applications to boost the signal level of multiple carriers on a single antenna after they have been combined onto a single transmission line. Booster amplifier subsystems are offered as an integrated solution with our tower mounted amplifier products to provide a balanced link where the transmit power and receive sensitivity of the base transceiver stations are matched and optimized to a specific coverage area.

Broadband Wireless. We provide a full range of microwave products for point-to-point and point-to-multi-point microwave radio, fixed wireless access and very small aperture terminal wireless network systems.

•	Microwave Radio Products. We develop and supply wireless transceiver equipment for high (OC-3) and medium (T-l to DS-3) capacity point-to-point digital microwave radios deployed by network operators for backhaul of a variety of communications traffic and point-to-multi-point systems such as Local Multi-point Distribution System to deliver “last mile” wireless services for large, enterprise scaled data. Our products are utilized in systems that provide a cost effective approach to data transport where land line access to T-1 lines or fiber optic cable is not deployed or otherwise unavailable. For this market, we manufacture (i) microwave transceiver subsystems, including customer premise equipment radios and outdoor transmit radios and (ii) individual microwave modules, including antennas, diplexers, amplifiers, transceivers, synthesizers and power supplies that provide microwave transport functionality.

•	Fixed Wireless Access Systems. Fixed wireless access networks deliver small to medium, enterprise scaled data using our transport equipment. These networks service the “last mile,” bringing internet access and phone connections to small and medium businesses, home offices, and residences by providing an end-to-end, ethernet-to-ethernet connectivity with a complete fixed wireless access system. The systems consist of base-stations transmitting and receiving data in a point-to-multipoint environment to small, highly integrated transceiver/modems at the customer locations. We manufacture the RF equipment for these systems including integrated customer premise equipment and radio transceivers to OEM manufacturers.

•	Very Small Aperture Terminal Products. We also sell microwave transceiver equipment including customer premise equipment, outdoor radio units and microwave modules, such as transceivers and power amplifiers to OEMs and integrators of point-to-point and point-to-multipoint, very small aperture terminals and broadband satellite business communications systems.

Components. We provide a broad selection of single function components including power dividers, filters, amplifiers, mixers and oscillators to external customers in a number of niche markets that are complimentary to our core markets.

Defense & Space Products

We provide RF and microwave products for electronic warfare, radar and communications/navigation systems for the defense market. We design, build and integrate these products and their microwave functionality into integrated subsystems for defense programs that we believe have a high probability of follow-on production. Our products are integrated into various defense tactical aircraft, satellites, missile systems and smart weapons that comprise the majority of high priority platforms of our customers. These RF and microwave systems, subsystems and integrated components are comprised of specialized combinations of components that perform a variety of microwave functions that include filters, couplers, power divider switches, amplifiers, voltage controlled oscillators, mixers and multipliers. Defense industry programs for which we provide subsystems and integrated components include the following:

•	F-16 Tactical Fighter for the U.S. Air Force and International Markets

•	F-18 Tactical Fighter for the U.S. Navy

•	F/A-22 Tactical Fighter for the U.S. Air Force

•	F-35 Joint Strike Fighter for the U.S. Air Force, Navy and Marines

•	Integrated Defensive Electronic Countermeasure System (IDECM) for the U.S. Navy

•	Advanced Medium Range Air-to-Air Missile (AMRAAM) program for the U.S. Air Force

•	Longbow Missile and RADAR programs for the U.S. Army

•	Standard Missile for the U.S. Navy and International Markets

•	Tomahawk Cruise Missile for the U.S. Navy

•	Tube Launched, Optically Tracked, Wire Guided (TOW) Missile for the U.S. Army

•	New Evolved Sea Sparrow (ESSM) Missile for the U.S. Navy and International Markets

•	Advanced Anti-Radiation Guided Missile (AARGM) for the U.S. Navy

We also provide reliable designs and hardware solutions for U.S. space applications. Our products are integrated into many global positioning, military and communications satellites.

In addition, our Monolithic Microwave Integrated Circuits (MMIC) supports U.S. government research labs and other customers with state-of-the-art design services for next generation system capabilities such as “system on a chip” solutions for high-volume T/R modules.

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

As part of our corporate strategy to globally manufacture in cost competitive locations that meet our customer’s needs, we commit significant resources to the development of and standardization to best-in-class processes and procedures. These manufacturing standards are developed in close coordination with our plants and our design groups. This allows our engineers to develop highly integrated products using a variety of packaging technologies and our manufacturing facilities to build those products using the most efficient and effective techniques. Additionally, we pursue the automation of key assembly and test processes in order to build on our competitive advantages.

All of our Commercial segment factories and major design centers have been certified to ISO-9001 or ISO-9002, as appropriate.

Defense & Space

The Defense & Space segment conducts its manufacturing activities at four major sites in North America. The primary manufacturing facility is located in San Diego, California. This facility includes design engineering, program management, manufacturing engineering, quality, supply chain management and other support functions for the U.S. based portion of this business.

The San Diego facility has been recently upgraded and includes a new plant layout to maximize design and manufacturing operational efficiency.

REMEC Mexico, SA de CV, located in Tijuana, Mexico, serves as a low-cost manufacturing facility that augments the high production activities of our San Diego site. The close proximity to our San Diego location enables a full range of timely technical support for our high-volume manufacturing activities. Both locations have ISO 9001:2000 certifications. The San Diego location also maintains a MIL-PRF-38534 certification status for manufacturing microwave hybrid assemblies. In addition, our environmental lab in San Diego was recently certified by the Defense Supply Center Columbus (DSCC) for the Commercial Lab Suitability on MIL-STD-833 test methods. On-site manufacturing capabilities include:

•	Precision machining, substrate fabrication and electro-plating

•	Hermetic sealing including laser welding

•	Components fabrication

•	Automated/semi-automated, and manual solder assembly

•	Automated/semi-automated, and manual microelectronics hybrid assembly

•	Automated/semi-automated, and manual test capabilities

•	Environmental test laboratory

•	Failure analysis evaluation laboratory

REMEC Nanowave Technologies, Inc., our majority-owned subsidiary, has the same manufacturing capabilities as our San Diego facility and is located in Toronto, Canada. This site is supported by research and engineering, manufacturing engineering, quality, supply chain management and other administrative support functions.

We maintain research and development facilities in Richardson, Texas and Forsyth, Missouri. The research and development team enables REMEC to provide vertically integrated solutions from custom circuit design through component development. Services include standard and custom MMIC and transistor design, “fabless” microwave and millimeterwave packaging solutions, and direct circuit/radio frequency (DC/RF) on wafer testing.

SUPPLY CHAIN

Our products are manufactured from both standard components and parts that are built to specifications by other manufacturers. Our most significant raw materials are aluminum, ceramics and liquid nitrogen. While there have been some shortages in components and other materials, we have generally been able to obtain materials and components from a variety of sources to meet our needs. We develop and maintain alternative sources for essential materials and components. For most of our purchased parts, we do not have a concentration of sources of supply materials, labor or services that, if suddenly eliminated, would severely impact our operations.

CUSTOMERS

REMEC derives a significant portion of our revenues from a limited group of customers. For the fiscal year ended January 31, 2004, our top ten customers comprised approximately 63% of revenues, compared to 63% in 2003 and 60% in 2002. For fiscal year 2004, only one customer accounted for more than 10% of total fiscal revenues. Nokia Telecommunications Company accounted for approximately 16% of total fiscal revenues. We anticipate that we will continue to derive a significant portion of our revenues from sales to a relatively small group of customers. Our revenues would be significantly reduced if any of these customers cancel, reduce or delay orders or product shipments on account of their manufacturing or supply difficulties, financial difficulties or reduction in demand for their systems and products or otherwise.

We sell our commercial wireless communications products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers.

We sell RF and microwave equipment to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation. Our customers for defense products include ATK, BAE Systems PLC, ITT Industries, Northrop Grumman Corporation, Raytheon Company, Lockheed Martin Corporation and The Boeing Company.

SALES AND MARKETING

REMEC uses a team-based sales approach to facilitate close management of relationships at multiple levels of a customer’s organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of our engineering department and local sales representation. Our executive officers are also involved in our relationships with our major customers. To identify sales opportunities, we primarily utilize a direct sales force supplemented by a group of manufacturer sales representatives.

We are expanding our international sales presence with direct sales offices in Europe and Asia. Sales to customers residing outside of the U.S. represented 37%, 34% and 24% of net sales in fiscal years ended January 31, 2004, 2003 and 2002, respectively. Our international sales figures do not include products sold to foreign end users by our domestic customers.

A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 8 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K, which is incorporated herein by reference.

BACKLOG

Our backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $191.7 million on January 31, 2004 and $132.0 million on January 31, 2003. Approximately $44.9 million of the January 31, 2004 backlog and $38.6 million of the January 31, 2003 backlog, respectively, was for the Commercial segment.

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

COMPETITION

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and the market prices and margins of our products decline as competitors begin making similar products. We face competition from component/subsystem manufacturers, but we believe that our primary competition is from the captive manufacturing operations of large wireless communications OEMs, including nearly all of the major telecommunications equipment providers, and defense prime contractors. We believe that our future success depends largely upon the extent to which these OEMs and defense prime contractors elect to purchase subsystems and integrated components from outside sources such as us. OEMs and defense prime contractors could develop greater internal capabilities and manufacture these products exclusively in-house, rather than outsourcing them, which would have a negative impact on our sales.

RESEARCH AND DEVELOPMENT

Our core competencies, including our emphasis on concurrent engineering, rely heavily on our research and development capabilities. These capabilities, including our breadth of engineering skills, have allowed us to develop products that operate across the range of frequencies used in commercial wireless communications. Research and development expenses for the fiscal years ended January 31, 2004, 2003 and 2002 were approximately $50.0 million, $34.6 million and $26.3 million, respectively. We expect that as our commercial business expands, research and development expenses may increase.

Our research and development efforts in the defense industry are conducted in direct response to the unique requirements of a customer’s order and, accordingly, are included in cost of sales and the related funding in net sales. We believe that to remain a technology leader in the future we will need to invest significant financial resources in research and development. The results of the research and development programs continue to enhance and add value to our already impressive integration capability.

INTELLECTUAL PROPERTY

REMEC currently has more than 72 patents and approximately 16 patents pending. These patents include technologies for improving performance and reducing the cost of power amplifiers, multimode intelligent components, filters and transceivers. We believe these patents provide a competitive advantage and are important to our success as a supplier of RF and microwave equipment supplier. Our intellectual property also includes a variety of trade secrets and technology licenses.

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

EMPLOYEES

As of January 31, 2004, we had a total of 5,071 employees, including 3,577 in manufacturing and operations, 618 in research, development and engineering, 229 in quality assurance, 132 in sales and marketing, and 515 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees.

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

The terrorist attacks in 2001, current conflicts in the Middle-East and the potential for future terrorist attacks and conflicts have created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the terrorist attacks in 2001. The long-term effects of these economic and political uncertainties on our business and the global economy remain unknown.

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

In general, our integrated components and subsystems must be custom designed for use in our customers’ products. As a result, we sell our products to a relatively small group of customers, and our products must be specifically engineered for each customer. While we select our customers based on our assessment of their ability to succeed in the marketplace, we can not be sure of their success. If our customers are not successful, the length of time required to re-engineer our product for another customer may delay our sales or prohibit us from getting our products to the marketplace in a timely manner or at all. In addition, many of our customers can internally design and/or manufacture their own RF and microwave subsystems and systems. If, for any reason, our customers decide to produce their RF and microwave subsystems and systems internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

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

For the fiscal year ended January 31, 2004, approximately 37% of our revenue was derived from sales to customers residing outside the U.S. In addition, some of our U.S.-based customers who integrate our subsystems into their products may sell into these international markets. Adverse international economic conditions or developments, including economic instability in Asia, have in the past and could in the future negatively affect our direct sales and sales by our customers into these regions which would impact our revenues.

In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including: delays resulting from export restrictions on certain products and technologies; fluctuations in foreign currencies and the U.S. dollar; loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks; transmission of contagious diseases; overlap of different tax structures; seasonal reductions in business activity; and risks of increases in taxes and other government fees. In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws.

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

We may encounter challenges in effectively integrating acquired businesses.

Over the last several years we have acquired a number of companies. Many of these businesses were small and have required considerable infrastructure upgrade. In addition, we have approximately $65.5 million of goodwill resulting from these acquisitions, which may become impaired should we experience a major change in our business outlook due to the loss of a major customer, our products becoming technically obsolete or if we continue to experience significant losses. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. There can be no assurance as to the effect of future acquisitions on our business or operating results.

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

We may not be able to borrow funds under our credit facility if we are not able to meet the conditions to borrowing in the facility.

We view our existing revolving credit facility as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have never borrowed under this facility although we have utilized it as security for certain financial transactions entered into by us. As of January 31, 2004, we were out of compliance with the financial covenants contained in this credit facility. The bank has provided a waiver of this default at January 31, 2004, and we are currently negotiating an amendment to this credit facility to increase our credit line and establish new financial covenants. If it becomes necessary to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. By its terms, the credit facility expires in February 2005.

We may need additional capital to support our operations, which may be unavailable or costly.

As of January 31, 2004, our capital resources consisted of approximately $55.8 million in cash, cash equivalents and short-term investments. Although our operating plan projects a substantial reduction in the amount of cash and cash equivalents on hand during fiscal 2005, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least January 31, 2005. We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

•	Greater than expected product development or manufacturing costs;

•	Changes in the focus and direction of our research and development programs that could result in costly additional research and delay the sale of our products;

•	Acquisitions of or investment in complementary businesses, products or technologies;

•	Additional costs required to complete the integration of previously acquired businesses; and

•	Failure to attain our target revenue levels, achieve our working capital requirements or derive anticipated cost savings from transitioning our manufacturing operations to lower cost locations.

While management believes that we have adequate capital resources, there can be no assurance that this is the case. For example, if our operational performance varies substantially from our operating plan, our existing capital resources may not be sufficient to fund our operations. To the extent that our capital resources (including our credit facility mentioned above) are insufficient to meet our future capital requirements, we may have to raise additional funds through the sale of our equity securities. We may not be able to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in significant dilution of our shareholders’ equity positions. If adequate funds are not available, we may have to curtail operations significantly.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014. As of January 31, 2004, we owned or leased a total of approximately 1,146,400 square feet of space worldwide. We believe our existing properties are in good condition and suitable for the conduct of our business.

Our principal leased facilities have lease terms expiring between 2004 and 2017. Additional information regarding our obligations under property leases may be found in Note 5 to the Consolidated Financial Statements, which is incorporated herein by reference.

At the end of fiscal 2004, we were productively utilizing the space in our facilities, while actively disposing of space determined to be in excess.

Commercial Segment Properties

The Commercial segment owns or leases approximately 960,000 square feet located primarily in Poway, California; Milpitas, California; Escondido, California; Palm Bay, Florida; Richmond, Virginia; Aylesbury, United Kingdom; Shanghai, China; Heredia, Costa Rica; Oulu, Finland; Laguna, Philippines; and Seoul, South Korea.

Defense & Space Segment Properties

The Defense & Space segment leases approximately 255,000 square feet primarily located in San Diego, California; Tijuana, Mexico; and Toronto, Canada.

Significant Geographic Operations

Americas	Europe	Asia
San Diego, California	Aylesbury, United Kingdom	Shanghai, China
Poway, California	Oulu, Finland	Beijing, China
Escondido, California		Laguna, Philippines
Irvine, California		Seoul, South Korea
Milpitas, California
Palm Bay, Florida
Richmond, Virginia
Toronto, Canada
Tijuana, Mexico
Heredia, Costa Rica

ITEM 3. LITIGATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of security holders during the fourth quarter ended January 31, 2004.

PART II

ITEM 5. MARKET FOR REMEC’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol “REMC.” On April 8, 2004, the number of shareholders of record of REMEC common stock was 995 and the closing sale price of REMEC common stock was $7.78 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated.

	High	Low
Fiscal 2003
First Quarter	$10.31	$7.90
Second Quarter	8.71	3.75
Third Quarter	5.00	2.33
Fourth Quarter	5.80	3.20

Fiscal 2004
First Quarter	$5.16	$4.10
Second Quarter	9.61	5.00
Third Quarter	11.80	7.80
Fourth Quarter	12.86	7.68

Fiscal 2005
First Quarter (through April 8, 2004)	$10.38	$6.62

DIVIDEND POLICY

We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, the credit agreement we entered into in February 2003 precludes the payment of cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

Information pertaining to securities authorized for issuance under equity compensation plans is set forth under “Management – Equity Compensation Plan Information” in the proxy statement for REMEC’s Annual Meeting of Shareholders which will be filed within 120 days after the end of the year covered by this Form 10-K (the “2004 Proxy Statement”).

RECENT SALES OF UNREGISTERED SECURITIES

We made no unregistered sales of our securities during the year ended January 31, 2004.

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

	Fiscal Year Ended January 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:(1)
Net sales	$384,535	$246,588	$229,981	$273,499	$189,189
Cost of sales	322,650	211,533	207,411	203,811	143,580

Gross profit	61,885	35,055	22,570	69,688	45,609
Operating expenses:
Selling, general and administrative	60,039	42,393	49,400	43,311	38,189
Research and development	50,034	34,568	26,332	18,953	13,994
In-process research and development	—	—	8,002	—	—
Restructuring charge and impairment of long-lived assets	7,192	4,228	34,952	2,311	—
Merger and acquisition costs	—	—	—	2,750	3,130

Total operating expenses	117,265	81,189	118,686	67,325	55,313

Income (loss) from operations	(55,380)	(46,134)	(96,116)	2,363	(9,704)
Gain on sale of investment	4,494	—	—	1,707	—
Gain on sale of facility	945	1,183	—	—	—
Interest income and other, net	259	1,523	4,892	9,803	2,601
Write-down of investment	—	(1,801)	(9,400)	—	—
Gain on sale of subsidiary	—	—	7,614	—	—

Income (loss) before income taxes and minority interest	(49,682)	(45,229)	(93,010)	13,873	(7,103)
Provision (credit) for income taxes	(274)	18,565	(22,175)	2,917	(428)

Income (loss) before minority interest	(49,408)	(63,794)	(70,835)	10,956	(6,675)
Minority interest	—	—	(972)	77	—

Net income (loss)	$(49,408)	$(63,794)	$(69,863)	$10,879	$(6,675)

Earnings (loss) per share:
Basic	$(0.84)	$(1.36)	$(1.56)	$0.25	$(0.18)

Diluted	$(0.84)	$(1.36)	$(1.56)	$0.24	$(0.18)

Shares used in per share calculations:
Basic	59,132	46,784	44,904	43,436	37,721

Diluted	59,132	46,784	44,904	45,482	37,721

	At January 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:(1)
Cash, cash equivalents and short term-investments	$55,846	$77,349	$49,438	$138,526	$34,836
Working capital	104,692	115,023	125,265	225,405	95,610
Total assets	367,200	338,726	324,738	390,225	223,929
Long-term debt	—	—	—	—	5,049
Total shareholders’ equity	252,582	262,571	281,869	341,486	187,892

(1) REMEC has made numerous acquisitions, the most significant of which are Paradigm Wireless Systems, Inc. and Himark Telecom Group Limited in fiscal 2004, Spectrian Corporation in fiscal 2003 and ADC Mersum OY and Pacific Microwave Corporation in fiscal 2002, all of which were accounted for as purchases. The operating results of the acquired entities are included with REMEC from the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

REMEC designs and manufactures microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks and provides advanced integrated microwave subsystem solutions for defense and space electronics applications. We manufacture our products at our own plants in Heredia, Costa Rica; Laguna, Philippines; Shanghai, China and Kearny Mesa and Escondido, California.

We sell our commercial products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. We also sell our RF and microwave equipment to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation.

Our net revenue consists principally of product revenue generated by sales of our microwave and RF products. Such sales represented the majority of our total net revenue in fiscal years 2004, 2003 and 2002, respectively.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the economic and market conditions in the wireless communications markets;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets.

For these and other reasons, our net revenue in fiscal year 2004 and prior periods may not necessarily be indicative of future net revenue. From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations to continue.

Material opportunities in the market include the onset of 3G, and we believe the Company is well-positioned for when the 3G build-outs increase. Challenges include improving product margins, managing working capital and returning to profitability, and the Company is taking steps we believe are necessary to cut product and infrastructure costs while increasing our base of revenue. Risks include our customers failing to sell wireless communications network solutions that include our subsystems and integrated components which would harm our sales and production schedules and manufacturing processes and may cause fluctuations in our quarterly results.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	Years Ended January 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.9	85.8	90.2

Gross profit	16.1	14.2	9.8
Operating expenses:
Selling, general and administrative	15.6	17.2	21.5
Research and development, including in-process	13.0	14.0	14.9
Restructuring charge and impairment of long-lived assets	1.9	1.7	15.2

Total operating expenses	30.5	32.9	51.6

Loss from operations	(14.4)	(18.7)	(41.8)
Gain on sale of investment	1.2	—	—
Gain on sale of facility	.2	0.5	—
Interest income and other, net	.1	0.6	2.2
Write-down of investment	—	(0.7)	(4.1)
Gain on sale of subsidiary	—	—	3.3

Loss before income taxes and minority interest	(12.9)	(18.3)	(40.4)
Provision (credit) for income taxes	(0.1)	7.6	(9.6)

Loss before minority interest	(12.8)	(25.9)	(30.8)
Minority interest	—	—	(0.4)

Net loss	(12.8)%	(25.9)%	(30.4)%

FISCAL YEAR ENDED JANUARY 31, 2004 VS. FISCAL YEAR ENDED JANUARY 31, 2003

Net Sales and Gross Profit. Net sales for fiscal 2004 increased 55.9% from $246.6 million during fiscal 2003 to $384.5 million during fiscal 2004 primarily as a result of increased sales of our Commercial products as discussed further below. Gross profit increased 76.5% from $35.1 million in fiscal 2003 to $61.9 million in fiscal 2004 (gross profit as a percentage of net sales increased from 14.2% during fiscal 2003 to 16.1% during fiscal 2004). Fiscal 2004 results include charges of approximately $12.1 million ($11.0 million of which were recorded in the fourth quarter) to establish additional reserves for excess inventory and $4.2 million to establish reserves for losses on two commercial programs entered into in the latter half of fiscal 2004.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 8 of the Consolidated Financial Statements. Results within each of our business segments were as follows:

Commercial. Net sales increased by $127.0 million, or 75.3%, to $295.6 million in fiscal 2004. The increase is primarily attributable to increasing our market share within the mobile wireless communications infrastructure equipment market place as well as the impact of sales from acquired operations. In addition, the Commercial segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 10.2% in fiscal 2003 to 12.3% in fiscal 2004. In fiscal 2004, the Commercial segment’s gross profit was negatively impacted by approximately $11.9 million of reserves for excess inventory as well as $4.2 million of reserves primarily related to two customer programs entered into in the latter half of fiscal 2004. There were no similar charges in the prior fiscal year. Additionally, the results for fiscal 2004 include sales totaling $6.8 million of zero cost basis inventory obtained in our acquisition of Spectrian, as well as the sale of $1.8 million of fully reserved inventory from a discontinued product line. Although operating expenses increased by $35.5 million, or 53.7%, from $66.1 million in fiscal 2003 to $101.6 million in fiscal 2004, they declined as a percentage of net sales from 39.2% in fiscal 2003 to 34.4% in fiscal 2004. The increase in total operating costs is primarily attributable to $7.2 million of restructuring and asset impairment charges as well as increased selling and marketing and research and development expenses associated with the activities absorbed from the acquisition of Spectrian. The operating loss of the Commercial segment increased from $48.9 million in fiscal 2003 to $65.1 million in fiscal 2004 due to the impact of the restructuring and asset impairment charges and reserves discussed previously.

Defense & Space. Net sales increased by $11.0 million, or 14.1%, from $77.9 million in fiscal 2003 to $88.9 million in fiscal 2004, while gross profit as a percentage of sales increased from 22.9% in fiscal 2003 to 28.6% in fiscal 2004. The increase in net sales is mainly attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements in the segment’s U.S. operations. The increase in gross profit as a percentage of net sales is a result of decreased direct labor, direct materials, and overhead costs as a percentage of sales. The lower cost of goods sold mostly reflects continued productivity and manufacturing efficiency improvements at both our Mexico and San Diego facilities on production programs and improved overhead absorption resulting from the increase in production volumes in the segment’s U.S. operations. In addition, we received a $0.7 million settlement from a customer during the year resulting from a contract termination for customer convenience. This termination settlement had a positive impact on the segment’s gross profit. The segment’s operating income increased from $2.8 million in fiscal 2003 to $9.7 million in fiscal 2004, primarily as a result of the increase in gross profit as a percentage of sales in the segment’s U.S. operations, reduced losses at its Canadian operations, and the positive impact from the termination settlement with a customer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased 41.6% from $42.4 million in fiscal 2003 to $60.0 million in fiscal 2004, and as a percentage of net sales, decreased from 17.2% in fiscal 2003 to 15.6% in fiscal 2004. The increase in SG&A is primarily the result of the costs associated with the expansion of our sales organization in conjunction with the acquisition of the operations of Spectrian in December 2002 as well as costs associated with the operations of Paradigm and Himark which were acquired during fiscal 2004. The Company also recorded a $2.4 million charge in the fourth quarter of fiscal 2004 associated with an executive transition agreement.

Research and Development Expenses, Including In-Process. Research and development expenses increased from $34.6 million in fiscal 2003 to $50.0 million in fiscal 2004, principally as a result of the expansion of our research and development activities as a result of acquired operations and an increase in activity associated with new wireless communications product development initiatives that we believe are required to meet current and future market and customer requirements. As a percentage of net sales, research and development expenses decreased from 14.0% in fiscal 2003 to 13.0% in fiscal 2004 as a result of the significant increase in our sales.

Restructuring Charge and Impairment of Long-Lived Assets. During the fourth quarter of fiscal 2004, we announced our plan to restructure certain of our operations to improve our overall financial performance. Our restructuring plan includes a reduction of our workforce, the transfer of production from our Finland manufacturing site to other of our manufacturing facilities and the disposition of unused equipment. As a result, we recorded a restructuring charge in fiscal 2004 totaling $2.7 million. This charge includes severance costs of $2.1 million related to the reduction of our work force and an anticipated loss of $0.6 million from the write-off of other non-performing Commercial segment assets. We expect to generate the majority of the cost savings from these restructuring efforts in the form of reduced employee payroll and related costs and anticipate that the steps taken to date will reduce our operating payroll and related costs by approximately $15.0 million annually. During fiscal 2004, we also reassessed our fiscal 2002 restructuring accrual, related to lease costs at abandoned facilities, and recorded an additional restructuring charge of approximately $0.7 million. (See Note 6 of the Consolidated Financial Statements.)

Results of operations for fiscal 2004 also include an impairment charge of $1.9 million associated with the write-off of certain production equipment at our Canadian operations of our Defense & Space segment and the estimated loss of $0.9 million from the anticipated sale of this unit. The equipment that was written off supported products that are not anticipated to be produced in the future. From fiscal 2001 through the end of the current fiscal year, these operations have experienced significant declines in revenues and substantial operating losses as a result of the overall downturn in the telecommunications and avionics industries and the impact of these factors on this unit’s customer base. Given the changes in market conditions, indicators of impairment were deemed to be present, and therefore, based on a formal analysis of discounted cash flows to be generated by these assets, an impairment charge was deemed to be necessary in the fourth quarter of fiscal 2004. The Company also recorded a charge of $1.0 million to write down the carrying value of two properties located in Finland to their estimated fair market value.

Gain on Sale of Investment. Fiscal 2004 results include a fourth quarter gain of $4.5 million associated with the sale of certain securities received during fiscal 2003 in a customer contract termination settlement. There was no similar gain in the previous fiscal year.

Gain on Sale of Facility. Fiscal 2004 results include a $0.9 million gain associated with the sale of a facility located in the United Kingdom. Fiscal 2003 results include a $1.2 million gain associated with the sale of a vacant facility located in San Diego, California.

Interest Income and Other, Net. Interest income and other, net, decreased 83.0% from $1.5 million in fiscal 2003 to $0.3 million in fiscal 2004 due to the combination of reduced yields on our investments and a reduction in the average amount of funds available for investment.

Provision (Credit) for Income Taxes. Income tax expense decreased from a provision for income taxes of $18.6 million in fiscal 2003 to a credit for income taxes of $0.3 million in fiscal 2004. During fiscal 2003, we discontinued our prior practice of recording a tax benefit for our domestic operating losses and took the additional step of establishing a valuation allowance against all previously recorded deferred tax assets. No tax benefit has been recorded during fiscal 2004 outside of amortization of acquisition related tax accruals and the recognition of anticipated tax refunds in certain of the foreign tax jurisdictions in which we operate.

The effective tax rate, (benefit) or expense, for the fiscal years ended January 31, 2004 and 2003 is (0.6)% and 41.0%, respectively. The effective rate differences relate to the establishment of valuation reserves against deferred tax assets.

For the fiscal years ended January 31, 2004 and 2003, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

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

Commercial. Net sales increased by $11.7 million, or 7.4%, to $168.7 million in fiscal 2003. The increase is primarily attributable to the full year impact of filter product sales associated with our acquisition in the fourth quarter of fiscal 2002 of ADC Mersum Oy located in Finland. In addition, the Commercial segment experienced continued strong demand for manufacturing services as well as increased amplifier revenues associated primarily with the acquisition of Spectrian Corporation occurring in the latter part of fiscal 2003. In the second half of fiscal 2003, the Commercial segment received significant purchase orders from an OEM customer for multi-carrier power amplifiers. These increases were adversely impacted by the continued overall decline in industry demand for point-to-point radios and transceivers as well as diminished orders for masthead products. Gross profit as a percentage of net sales increased from 7.1% in fiscal 2002 to 10.2% in fiscal 2003. In fiscal 2002, the Commercial segment’s gross profit was negatively impacted by approximately $13.8 million of excess inventory reserves. Excluding the impact of the reserves recorded in fiscal 2002, gross profit as a percentage of net sales would have decreased 5.7% in 2003. The decrease is primarily a result of under-absorption of manufacturing overhead at our manufacturing facilities and increased direct material costs. The operating loss of the Commercial segment decreased from $95.1 million in fiscal 2002 to $48.9 million in fiscal 2003. Excluding the impact of charges of $35.0 million of restructuring and asset impairment charges, $13.8 million of reserves for excess inventory and $8.0 million of in-process research and development charges incurred in fiscal 2002, the Commercial segment operating loss in fiscal 2003 increased by $10.5 million owing to the additional operating costs associated with acquired operations.

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

Restructuring Charge and Impairment of Long-Lived Assets. During the fourth quarter of fiscal 2003, we reassessed our restructuring accrual in as much as it related to lease costs at abandoned facilities and recorded an additional restructuring charge of approximately $0.9 million associated with these leases. (See Note 6 of the Consolidated Financial Statements.)

During fiscal 2003, we also recorded asset impairment charges totaling approximately $2.6 million to write-off certain intangible assets as well as an additional $0.7 million to write- down the leasehold improvements at abandoned facilities.

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

Provision (Credit) for Income Taxes. Income tax expense increased from a credit for income taxes of $22.2 million in fiscal 2002 to an expense for income taxes of $18.6 million in fiscal 2003. The credit for income taxes recorded during fiscal 2002 reflected the recognition of a tax benefit associated with our domestic net operating losses. Fiscal 2003 results reflect the establishment of a valuation reserve against certain previously recorded deferred tax assets. In conjunction with our acquisition of Spectrian Corporation, which closed on December 20, 2002, we undertook a reassessment of our tax strategy and overall tax situation. This analysis led us to conclude that, while we expect a transition to profitability during fiscal 2004, the majority of projected future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we now believe that our ability to recover previously recorded deferred tax assets in the near term has diminished and that it is appropriate to establish a valuation allowance to fully reserve our previously recorded deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, we had $104.7 million of working capital, which included cash, cash equivalents and short-term investments totaling $55.8 million. We also have a $25.0 million revolving working capital line of credit with a bank, which expires in February 2005. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate. Through January 31, 2004, we have not had any borrowings under this credit facility; however, approximately $15.0 million of this facility serves as security for certain financial transactions entered into by the Company. As of January 31, 2004, the Company has utilized $4.4 million of our credit line in connection with the issuance of letters of credit while an additional $10.6 million has been utilized in connection with certain forward currency contracts and other banking cash management products. As of January 31, 2004, we were out of compliance with the financial covenants contained in this credit facility. The bank has provided a waiver of this default at January 31, 2004 and we are currently negotiating an amendment to this credit facility to increase our credit limit and establish new financial covenants. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement.

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

During the year ended January 31, 2004, net cash used by operations totaled $44.7 million. The negative operating cash flow during this period was principally the result of cash used to fund working capital requirements including the $22.2 million increase in inventory and a $19.5 million increase in accounts and other receivable, offset by an increase in accounts payable of $24.5 million. The increase in inventory, accounts and other receivables and accounts payable was related to the increase in our business activity as well as the planned transition of production from outsource providers to our own production facilities and the establishment of hub warehouses for certain of our European OEM customers.

During the year ended January 31, 2004, we generated $13.6 million of cash from investing activities. Cash inflows from investing activities included the release of $16.5 million of restricted cash as a result of our sale-leaseback transaction discussed above, $6.2 million generated from the sale of Company facilities in San Diego and the UK and $7.7 million generated by the sales of certain securities. Cash outflows from investing activities included capital expenditures of $16.9 million, and $1.8 million of cash used in the acquisition of Himark, net of cash acquired. Our future capital expenditures may continue to be significant as a result of expansion of our international production facilities to support our new wireless communications product development initiatives.

Financing activities during the year ended January 31, 2004, consisted of proceeds of $6.5 million from the issuance of common stock under our Employee Stock Purchase Plan and from stock option exercises.

Our future capital requirements will depend upon many factors, including the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. Our principal source of liquidity consists of our existing cash balances and our bank line of credit. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. We believe that available capital resources will be adequate to fund our operations through at least January 31, 2005. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

Off-Balance Sheet Arrangements

As of January 31, 2004 and 2003, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of January 31, 2004:

	Payment Obligations by Year (in 000’s)
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$77,875	$8,603	$7,727	$7,325	$6,126	$5,425	$42,669
Purchase obligations	26,396	25,655	741	—	—	—	—
Restructuring liabilities	2,638	2,638	—	—	—	—	—

	$106,909	$36,896	$8,468	$7,325	$6,126	$5,425	$42,669

We lease certain office and production facilities under non-cancelable agreements classified as operating leases. In accordance with accounting principles generally accepted in the United States, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due.

We incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. Our purchase obligations are comprised of active and passive components as well as custom machined parts and castings, manufacturing and test equipment, computer hardware and information system infrastructure and other purchase commitments made in the ordinary course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us.

Our restructuring liabilities consist primarily of estimated future lease and operating costs on restructured facilities, less offsetting sublease income, if any. These costs will be paid over the respective lease terms and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition. We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer, although in a growing number of instances, after transfer to our customers through an intermediary warehouse. We generally ship to our customers “Free on Board” shipping point except in the circumstances described above. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. We believe that our revenue recognition policy is consistent with this guidance and in accordance with accounting principles generally accepted in the United States. If our shipping policies were to change, including the point of title transfer, materially different reported results would be likely.

Prospective losses on contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

Allowance for Doubtful Accounts. Allowances for doubtful accounts are estimated at the segment level based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At January 31, 2004, accounts receivable totaled $68.3 million, net of reserves for bad debt of $3.0 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, our losses from inventory obsolescence have been within our expectations and the reserves established. At January 31, 2004, inventories totaled $79.5 million, net of reserves for excess and obsolete inventory of $22.4 million and contract losses of $7.0 million.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. We are required to assess goodwill impairment in fiscal 2004 using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The majority of our acquisitions that resulted in goodwill being recorded fall within our Commercial segment. The majority of goodwill and other long-lived assets within the Commercial segment are attributable to the ADC Mersum OY, Himark and Paradigm acquisitions. Nanowave Technologies, Inc., which was merged into the Defense & Space segment in connection with the reorganization/reevaluation of the reporting units in 2003, is the only purchased business of this segment. Management determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level. The required annual goodwill impairment test was performed as of December 26, 2003. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assume that we will gain market segment share in the future and that the Commercial segment will experience continued recovery and a return to growth and profitability from the current trends. We may incur charges for impairment of goodwill in the future if the telecommunications sector does not recover as we expect, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance or if we fail to achieve our assumed revenue growth rates or assumed gross margins. In performing the fiscal 2004 annual test for the Commercial segment, we assumed sales growth rates ranging from 5%-42%; gross profit margins ranging from 24%-29% (excluding depreciation); an income tax rate ranging from 0%-23% and a discount rate of 20%. For the Defense & Space segment analysis, our assumptions were sales growth rates ranging from 10%-15%; gross profit margins ranging from 26%-28% (excluding depreciation); an income tax rate of 35% and a discount rate of 20%. We did not recognize any goodwill impairment as a result of performing this annual test.

A variance in the discount rate or gross margin assumptions could have a significant impact on the amount of identified goodwill impairment. For example, a 1% - 2% change in either of these factors in our Commercial segment analysis would have resulted in an indication of possible impairment that would have led us to further quantify the impairment and potentially record a charge to write-down these assets.

At January 31, 2004, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment loss was recognized during fiscal 2004 related to these assets. During the fourth quarter of fiscal 2003, we recorded an impairment loss of $2.6 million recorded in accordance with the provisions of SFAS No. 144.

Accrued Restructuring Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring efforts in accordance with the Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” During fiscal 2004, we recorded a charge for restructuring costs of $2.7 million related to the restructuring plan announced in the fourth quarter of fiscal 2004. During fiscal 2004, we also reassessed the accrual related to our restructuring plan announced in fiscal 2002, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.7 million charge. We will continue to reassess the related accruals annually and record adjustments to these reserves as circumstances warrant. Materially different reported results would be likely if any of the estimated costs or expenses were significantly different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were significantly different.

Accrued Warranty Costs. Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. We establish a reserve for warranty obligations based on historical warranty experience.

Valuation of Deferred Income Taxes. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that the deferred tax assets will not be realized in the near term. During fiscal 2003, in conjunction with our acquisition of Spectrian Corporation, management undertook a reassessment of our tax strategy and our overall tax situation, which included the transferring of certain intangible property to off-shore entities. This analysis led us to conclude that, while management expects that we will transition to profitability, the majority of any future profitability will be generated in tax jurisdictions with low effective tax rates. As a result, we believe that our ability to recover tax assets associated with high effective tax rate jurisdictions has diminished in the near term and that it is appropriate to establish a valuation allowance to fully reserve our net deferred tax assets.

Recently Issued Accounting Standards.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement changes the accounting for three types of financial instruments that were previously accounted for as equity – mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third quarter of fiscal 2004. The adoption of this statement has not had a material impact on REMEC’s operating results or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of this statement has not had a material impact on REMEC’s operating results or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The impact of this interpretation is not expected to have a material impact on the Company’s operating results and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In February 2003, REMEC entered into a $25.0 million credit facility. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through, January 31, 2004 we have had no borrowings under this credit facility and, therefore, no related exposure to interest rate movement.

At January 31, 2004, our short-term investment portfolio includes, fixed-income securities with a recorded value of approximately $10.3 million. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature, however, we believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of the securities in our investment portfolio.

FOREIGN CURRENCY EXCHANGE RATE

We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net foreign currency transaction gains (losses) totaled $1.0 million and $(0.5) million during fiscal 2004 and 2003, and are included in other income and expense in the Condensed Consolidated Statements of Income.

We transact sales denominated in Euro with two of our largest customers and entered into hedging contracts to offset the potential exposure related to foreign currency fluctuations. During the first and second quarter, we entered into forward contracts which did not qualify for special hedge accounting, therefore the forward contracts were marked to market and related gains and losses were recorded in income. The net realized loss related to these contracts was $0.3 million in fiscal 2004, which is included in other income, net. All of these contracts have been settled as of January 31, 2004.

In the fourth quarter of fiscal 2004, we established a formal documented program to utilize foreign currency forward exchange contracts to offset the risk associated with the effects of specific foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Under this program, foreign currency exposures arise from sales denominated in Euro and qualify for special hedge accounting. At January 31, 2004, open forward contracts have terms of 120 days to one year. For these contracts qualifying for special hedge accounting, we measure the ineffectiveness by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of these strategies in our financial statements and better manages the overall effectiveness of the forward hedges. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in shareholders’ equity. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. We have entered into forward contracts for a total of $70 million Euro with a weighted average exchange rate of 1.26. Net foreign exchange transaction losses related to these contracts are included in other income, net in the accompanying consolidated statements of operations and were $0.2 million in fiscal 2004. The fair value of the foreign currency exchange contracts was $1.2 million as of January 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section following Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s interim chief executive officer and chief financial officer concluded that as of January 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s interim chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

Information pertaining to directors of REMEC is set forth under the caption “Election of Directors—Nominees” in the 2004 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 2003 Proxy Statement under the caption “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into this Annual Report on Form 10-K.

The following table sets forth certain information concerning the executive officers and directors of REMEC as of April 8, 2004:

Name	Age	Position
Robert W. Shaner	55	Interim Chief Executive Officer
Thomas H. Waechter	51	President and Chief Operating Officer
Jack A. Giles	62	Executive Vice President and President, Defense and Space Products Group & REMEC Microwave, Inc.
Winston E. Hickman	61	Executive Vice President and Chief Financial Officer
Jon E. Opalski	41	Executive Vice President, Commercial Operations
H. Clark Hickock	48	Executive Vice President, Global Manufacturing
Denny E. Morgan	50	Senior Vice President and Chief Engineer
William Sweeney	42	Senior Vice President, Global Sales and Marketing
Martin Cooper(2)(4)	75	Director
Thomas A. Corcoran(2)(4)	59	Director
Mark D. Dankberg(1)(3)	48	Director
William H. Gibbs(1)(3)	60	Director
Andre R. Horn	75	Chairman of the Board
Harold E. Hughes, Jr.(1)	58	Director
Jeffrey M. Nash(2)(3)(4)	56	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
(4)	Member of the Strategy Committee

ROBERT W. SHANER has served as REMEC’s Interim Chief Executive Officer since February 2004 and has been a director of REMEC since December 2002. From January 2001 to February 2003, Mr. Shaner served as the President of Wireless Operations for Cingular Wireless LLC, a joint venture between the wireless divisions of SBC Communications Inc. and BellSouth Corporation. From November 1999 to January 2001, Mr. Shaner served as President and Chief Executive Officer of Southwestern Bell Mobile Systems and Pacific Bell Wireless, providers of wireless communication services to consumers and businesses. Mr. Shaner served as the President and Chief Executive Officer of Pacific Bell Wireless from August 1998 to November 1999. Prior to assuming that position, Mr. Shaner served as President and Chief Executive Officer of SBCI Europe and Middle East for SBC International, Inc. from March 1997 to July 1998. From 1995 to February 1997, Mr. Shaner held the position of President and Chief Executive Officer for SBC International Wireless. From 1991 to 1995, Mr. Shaner served as Executive Vice President for Southwestern Bell Mobile Systems. Prior to 1991, Mr. Shaner held various other management positions at Southwestern Bell Telephone/Telecom and Cellular One. Mr. Shaner is currently a director of Interdigital Communications Corporation and serves on their Compensation and Corporate Governance committees. Mr. Shaner also serves as Vice Chairman of the Board of Curators, Central Methodist College and serves on the National Board of Trustees of the Boys and Girls Clubs of America. He was a director of Spectrian Corporation from April 1999 to December 2002 when REMEC acquired Spectrian. Mr. Shaner holds a B.A. degree in Chemistry from Central Methodist College.

THOMAS H. WAECHTER has served as President and Chief Operating Officer of REMEC since December 2002. Prior to joining REMEC, Mr. Waechter served as the President and Chief Executive Officer and a director of Spectrian Corporation. From January 2000 until he joined Spectrian Corporation, Mr. Waechter was employed by Asyst Technologies, Inc., in various management positions, most recently as its Vice President of Global Operations. From September 1986 until January 2000, Mr. Waechter was employed by Schlumberger Ltd., a global technology services company, in various management positions, most recently as its Vice President of Global Operations. Mr. Waechter holds a B.B.A. in Business Administration from the College of William and Mary.

JACK A. GILES joined REMEC in 1984. He currently serves as Executive Vice President and President, Defense and Space Products Group and REMEC Microwave, Inc. Prior to that, he served as a Vice President from 1985 to 1987, Executive Vice President from 1987 to 1994, President of REMEC Microwave, Inc. from 1994 and President of the Defense and Space Products

Group from 1999. Mr. Giles was also a director from 1984 to 2001. Prior to joining us, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree in Mechanical Engineering from the University of Arkansas and is a graduate of Defense Systems Management College.

WINSTON E. HICKMAN has served as Executive Vice President, Chief Financial Officer of REMEC since November 2003. Prior to joining REMEC, Mr. Hickman was Chief Financial Officer at Paradigm Wireless Systems, Inc. Prior to joining Paradigm, Mr. Hickman served as Senior Vice President and Chief Financial Officer for Pacific Scientific. He has also held Vice President of Finance positions at Allied Signal and Rockwell International, both large public companies. Mr. Hickman received his undergraduate degree from California State University, Long Beach and a Master’s Degree in Business Administration from the University of Southern California.

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

WILLIAM SWEENEY joined REMEC in February 2002 and serves as Executive Vice President, Global Sales and Marketing. Before joining REMEC, he held various sales management roles at Cisco Systems, Inc. and was Vice President of Sales for a broadband wireless company. Mr. Sweeney earned a Bachelors Degree in Economics from San Diego State University.

MARTIN COOPER has been a director of REMEC since December 2002. Mr. Cooper is a founder of ArrayComm, Inc., a wireless technology manufacturer, and has served as its Chairman since April 1992. He has served as President of Dyna, LLC, a consulting company, since 1986 and is presently its President. From 1985 to December 1992, he served as President of Cellular Pay Phone Incorporated, a cellular pay telephone company. From 1982 to 1986, he was a co-founder, Chairman and Chief Executive Officer of Cellular Business Systems, Inc., a management information company. From 1954 to 1983, Mr. Cooper served in a variety of positions including Corporate Vice President, Division Manager and Corporate Director of Research and Development of Motorola, Inc. He is a Fellow of the IEEE and of the Radio Club of America and a recipient of the IEEE Centennial medal. He serves on the Advisory Board of the International National Electronics Consortium and on the Board of Trustees of the Illinois Institute of Technology. He was a director of Spectrian Corporation from January 1994 to December 2002 when REMEC acquired Spectrian. Mr. Cooper holds B.S. and M.S. degrees in Electrical Engineering from the Illinois Institute of Technology.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001 to present he has served as President of Corcoran Enterprises, LLC. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995 Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1967 to 1993 he held various management positions, including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc. and UIC Corporation. In recognition of Corcoran Enterprises’ strong relationship with The Carlyle Group, a Washington D.C. based private equity group, Mr. Corcoran is a director of the following Carlyle Group companies: Sippican, Inc., Gemini Air Cargo, Inc. and Vought Aircraft Industries, Inc. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology. Mr. Corcoran holds a B.S. degree in Chemical Engineering and a Ph.D. (Hon.) from the Stevens Institute of Technology.

MARK D. DANKBERG has been a director of REMEC since September 1999. Mr. Dankberg was a founder of ViaSat, Inc. and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications, and U.S. Monolithics, a privately-held subsidiary of ViaSat that develops millimeter-wave components and integrated millimeter-wave equipment. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

WILLIAM H. GIBBS has been a director of REMEC since May 1996. From January 1998 to present he has served as President of Parafix Management, a company specializing in corporate turnaround and restructuring. Mr. Gibbs was the President and Chief Executive Officer of DH Technology, Inc. from November 1985 to January 1998 and was Chairman of the Board of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry. Mr. Gibbs is currently a director of Fargo Electronic, Inc. Mr. Gibbs holds a B.S.E.E. degree from the University of Arkansas.

ANDRE R. HORN has been a director of REMEC since 1988 and has served as REMEC’s Chairman of the Board since February 2004. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn holds a B.S. degree in Mathematics from the University of Paris and is a graduate of the Ecole des Hautes Etudes Commerciales (Paris).

HAROLD E. HUGHES, JR. has been a director of REMEC since September 2003. Mr. Hughes is the former Chairman and CEO of Pandesic LLC, an e-commerce software supplier owned jointly by Intel Corporation and SAP. Prior to that, he spent 23 years with Intel where he held key positions in finance and operations management, including Treasurer, Chief Financial Officer and Vice President of Planning and Logistics. Mr. Hughes also founded and served as the Vice President of Intel Capital, Intel’s venture investment operation. From 1969 to 1974, Mr. Hughes served as an officer in the United States Army. He holds an M.B.A. degree from the University of Michigan and a B.A. degree from the University of Wisconsin.

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. Since September 2003, Dr. Nash has served as Chairman and President of Inclined Plane, Inc. From June 1994 until September 2003, he was President of Digital Perceptions, Inc. From August 1995 to December 1997, he was the President of TransTech Information Management Systems, Inc. From 1989 to 1994, he was the President of Visqus Corporation as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and several private companies, including Pepperball Technologies, Inc. (formerly Jaycor Tactical Systems) and BinaryLabs, Inc. Dr. Nash holds B.S. and M.S. degrees in Engineering from UCLA, and a Ph.D. in Large Scale Systems Engineering/Operations Research, also from UCLA.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. This code of ethics is posted on our Website located at www.remec.com. The code of ethics may be found as follows: from our main Web page, first click on “Investors” at the top of the page and then on “Corporate Governance.” Then click on “Code of Business Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our Website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

Information pertaining to executive compensation is set forth under the caption “Management—Executive Compensation” in the 2004 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information pertaining to security ownership of REMEC’s Common Stock is set forth under “Management—Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K. Information pertaining to securities authorized for issuance under equity compensation plans is set forth under “Management—Equity Compensation Plan Information” in the 2004 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is set forth under “Management – Certain Relationships and Related Transactions” in the 2004 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accountant fees and services is set forth under “Audit Committee Report and Related Information – Independent Public Accountants” in the 2004 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Report of Independent Auditors
Consolidated Balance Sheets at January 31, 2004 and 2003
Consolidated Statements of Operations for the years ended January 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity as of January 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended January 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit No.	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 29, 2002, by and among REMEC, REEF Acquisition Corp. and Spectrian Corporation

2.1(12)	Asset Purchase Agreement dated May 31, 2003 between REMEC China Holdings SRL, REMEC Himark Telecom Co., Limited, Himark Telecom Group Limited, and other parties thereto

3.1(2)	Restated Articles of Incorporation

3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC

3.3(2)	By-Laws, as amended

4.1(3)	Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3(5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(6)	Participation Agreement dated as of August 25, 1998, among REMEC, Union Bank of California N.A., and certain other parties identified therein

10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC

10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998

10.8(7)	Third Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated February 24, 2000

10.9(8)	Fourth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated April 20, 2000

10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated May 31, 2000

10.11(8)	Fifth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

Exhibit No.	Description

10.13(2)	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC

10.14(9)*	Form of Change of Control Agreement

10.15(9)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.16(10)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.17(11)*	2001 Equity Incentive Plan

10.19(13)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland

21.1(13)	Subsidiaries of REMEC

23.1(13)	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(13)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(13)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on November 15, 2002, as Annex A to the joint proxy statement/prospectus included in REMEC’s Registration Statement of Form S-4, Amendment No. 1 (No. 333-90882) and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on February 1, 1996, as an exhibit to REMEC’s Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 23, 2001, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2001 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(13)	Filed with this Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K

REMEC filed one Current Report on Form 8-K during the quarter ended January 31, 2004. Information regarding the information reported is as follows:

Date Filed	Item Reported
December 8, 2003	REMEC announced its financial results for the third quarter.

REMEC, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated balance sheets of REMEC, Inc. as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Diego, California

March 19, 2004

REMEC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,550	$64,900
Short-term investments	10,296	12,449
Accounts receivable, net of allowance for doubtful accounts of $2,998 and $1,916 at January 31, 2004 and 2003, respectively	68,344	48,335
Notes and other receivables	7,723	4,818
Inventories, net	79,496	53,117
Deferred income taxes	305	801
Prepaid expenses and other current assets	3,597	4,400

Total current assets	215,311	188,820
Property, plant and equipment, net	79,961	86,182
Restricted cash	569	17,049
Goodwill, intangible and other assets	71,359	46,675

Total assets	$367,200	$338,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,551	$33,444
Accrued salaries, benefits and related taxes	12,497	13,960
Accrued expenses and other current liabilities	37,571	26,393

Total current liabilities	110,619	73,797
Deferred income taxes and other long-term liabilities	3,999	2,358

Commitments

Shareholders’ equity:
Preferred shares—$.01 par value, 5,000,000 shares authorized; none issued & outstanding	—	—
Common shares—$.01 par value, 140,000,000 shares authorized; issued & outstanding shares—61,732,000 and 57,362,000 at January 31, 2004 and 2003, respectively	616	574
Paid-in capital	401,482	364,990
Accumulated other comprehensive income	5,230	2,345
Accumulated deficit	(154,746)	(105,338)

Total shareholders’ equity	252,582	262,571

Total liabilities and shareholders’ equity	$367,200	$338,726

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2004	2003	2002
Net sales	$384,535	$246,588	$229,981
Cost of sales	322,650	211,533	207,411

Gross profit	61,885	35,055	22,570
Operating expenses:
Selling, general and administrative	60,039	42,393	49,400
Research and development	50,034	34,568	26,332
In-process research and development	—	—	8,002
Restructuring charge and impairment of long-lived assets	7,192	4,228	34,952

Total operating expenses	117,265	81,189	118,686

Loss from operations	(55,380)	(46,134)	(96,116)
Gain on sale of investment	4,494	—	—
Gain on sale of facility	945	1,183	—
Interest income and other, net	259	1,523	4,892
Write-down of investment	—	(1,801)	(9,400)
Gain on sale of subsidiary	—	—	7,614

Loss before income taxes and minority interest	(49,682)	(45,229)	(93,010)
Provision (credit) for income taxes	(274)	18,565	(22,175)

Loss before minority interest	(49,408)	(63,794)	(70,835)
Minority interest	—	—	(972)

Net loss	$(49,408)	$(63,794)	$(69,863)

Net loss per common share:
Basic and Diluted	$(0.84)	$(1.36)	$(1.56)

Shares used in computing earnings (loss) per common share:
Basic and Diluted	59,132	46,784	44,904

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total
	Shares	Amount
Balance at January 31, 2001	44,669	$446	$317,203	$(4,482)	$28,319	$341,486
Issuance of common shares	543	6	4,175	—	—	4,181
Income tax benefits related to employee stock purchase plan and stock options exercised	—	—	295	—	—	295
Comprehensive income (loss):
Net loss	—	—	—	—	(69,863)	(69,863)
Net change in foreign exchange translation adjustment	—	—	—	(283)	—	(283)
Reversal of unrealized loss on investment	—	—	—	3,662	—	3,662
Unrealized gain on investment	—	—	—	2,391	—	2,391

Total comprehensive loss	—	—	—	5,770	(69,863)	(64,093)

Balance at January 31, 2002	45,212	452	321,673	1,288	(41,544)	281,869
Issuance of common shares	626	7	2,361	—	—	2,368
Common shares issued and the value of the stock options assumed in conjunction with acquisition	11,524	115	40,956			41,071
Comprehensive income (loss):
Net loss	—	—	—	—	(63,794)	(63,794)
Net change in foreign exchange translation adjustment	—	—	—	3,448	—	3,448
Reversal of unrealized gain on investment	—	—	—	(2,391)	—	(2,391)

Total comprehensive loss	—	—	—	1,057	(63,794)	(62,737)

Balance at January 31, 2003	57,362	574	364,990	2,345	(105,338)	262,571
Issuance of common shares	1,086	10	6,454			6,464
Common shares issued in conjunction with acquisition	3,284	32	30,038	—	—	30,070
Comprehensive income (loss):
Net loss	—	—	—	—	(49,408)	(49,408)
Net change in foreign exchange translation adjustment	—	—	—	1,575	—	1,575
Net unrealized gain on foreign currency forward contracts	—	—	—	1,310	—	1,310

Total comprehensive loss	—	—	—	2,885	(49,408)	(46,523)

Balance at January 31, 2004	61,732	$616	$401,482	$5,230	$(154,746)	$252,582

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2004	2003	2002
Operating Activities:
Net loss	$(49,408)	$(63,794)	$(69,863)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	19,565	20,704	20,736
Impairment of long-lived assets	1,889	3,893	17,695
Non-cash restructuring costs	5,303	924	15,404
Gain on sale of facility	(945)	(1,183)	—
Decrease (increase) in deferred tax assets	497	33,886	(23,056)
Write-down of investment	—	1,801	9,400
Gain on sale of subsidiary	—	—	(7,614)
Tax benefit of disqualifying disposition	—	—	295
Minority interest	—	—	(972)
Unrealized gain on foreign currency forward contracts	(1,426)	—	—
Gain on sale of investments	(4,582)	—	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(19,459)	(7,920)	24,415
Inventories	(22,234)	1,750	17,663
Prepaid expenses and other current assets	938	(663)	2,181
Accounts payable	24,526	16,795	(13,020)
Accrued expenses, income taxes payable, and other long-term liabilities	645	(16,771)	(1,700)

Net cash used by operating activities	(44,691)	(10,578)	(8,436)

Investing Activities:
Additions to property, plant and equipment	(16,931)	(15,285)	(16,957)
Proceeds from sale of property and equipment	6,190	5,800	—
Payment for acquisitions, net of cash acquired	(1,847)	32,328	(82,411)
Proceeds from sale of investments	7,720	—	—
Other assets	(183)	(1,981)	3,630
Release of restricted cash	16,480	—	—
Proceeds from sale of subsidiary	—	—	13,782
Short-term investment purchases	(39,274)	—	—
Short-term investment sales	9,071	—	—
Short-term investment maturities	32,356	—	—

Net cash provided (used) by investing activities	(13,582)	20,862	(81,956)

Financing Activities:
Repayments of credit facilities and long-term debt	—	(200)	(2,118)
Proceeds from issuance of common shares, net	6,464	2,368	4,181

Net cash provided by financing activities	6,464	2,168	2,063
Effect of exchange rate changes	5,295	3,010	(759)

Increase (decrease) in cash and cash equivalents	(19,350)	15,462	(89,088)
Cash and cash equivalents at beginning of year	64,900	49,438	138,526

Cash and cash equivalents at end of year	$45,550	$64,900	$49,438

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$24

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued in acquisitions	$29,236	$41,071	$—

See accompanying notes.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

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

The consolidated financial statements include the accounts of REMEC and it’s majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. During the fourth quarter of fiscal 2004, the Company announced that as a result of continued operating losses, it was discontinuing production in Finland, eliminating a significant number of positions in its Finnish and U.S. workforce and disposing of other non-strategic assets and operations. See also Note 6. Management believes that the impact of this restructuring will improve the Company’s financial performance and its’ operating cash flows. Accordingly, management believes that the Company’s existing working capital is sufficient to meet its current financial obligations and to finance its operations through at least January 31, 2005.

It is possible that the Company may require additional sources of financing in order to capitalize on business opportunities that management believes currently exist. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents included investments in debt securities of $9.0 million and $54.8 million at January 31, 2004 and 2003, respectively. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying amounts of these securities approximate fair value due to the short maturities of these instruments.

Derivative Financial Instruments

The Company recognizes all derivatives, consisting of foreign currency forward contracts, as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting. For those instruments qualifying for hedge accounting, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

strategies for undertaking various hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, the Company would discontinue the hedge accounting prospectively.

Concentration of Credit Risk

Accounts receivable are principally from domestic and international customers in the telecommunications industry and prime contractors of U.S. government contracts. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses.

During fiscal 2004 and 2003, one customer in the Company’s Commercial segment accounted for 16% of the Company’s net sales. No customer accounted for more than 10% of the Company’s net sales during fiscal 2002.

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

Long-Lived Assets

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years for network equipment, PCs and software, five to eight years for machinery and equipment and up to 30 years for facilities and facility related assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill at January 31, 2002, was evaluated for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The Company adopted SFAS No. 142 on February 1, 2002 and has performed its impairment test annually thereafter during the fourth quarter.

The following table presents reconciliations of net loss and per share data to what would have been reported had the new rules been in effect during the years ended January 31, 2004, 2003 and 2002 (in 000’s, except per share data):

	Years Ended January 31,
	2004	2003	2002
Net loss as reported	$(49,408)	$(63,794)	$(69,863)
Add back goodwill and assembled workforce amortization, net of tax	—	—	2,423

Adjusted loss	$(49,408)	$(63,794)	$(67,440)

Basic and diluted loss per share:
Reported loss per share	$(0.84)	$(1.36)	$(1.56)
Goodwill amortization per share, net of tax	—	—	0.05

Adjusted loss per share	$(0.84)	$(1.36)	$(1.51)

Intangible assets in the accompanying balance sheets are primarily comprised of goodwill, trademarks and acquired technology recorded in connection with the Company’s acquisitions. In accordance with SFAS No. 142, intangible assets other than goodwill will continue to be amortized using the straight-line method over the estimated useful lives of the relevant intangibles ranging from three to seven years. (See Note 3.)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Tax Contingencies

Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although the Company believes that the approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final exposure of these matters will not be materially different than that which is reflected in the Company’s historical income tax provisions and accruals.

In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. At January 31, 2004, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Foreign Currency Translation

The Company translates the financial statements of its Finnish and U.K. subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency for all other foreign subsidiaries is the U.S. dollar or in currencies tied to the U.S. dollar. Foreign currency balance sheet accounts are translated into U.S. dollars at a rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of comprehensive income (loss) within shareholders’ equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income. Foreign currency transaction gains (losses) totaled $0.7 million, $(0.5) million, and $0.1 million during fiscal years 2004, 2003 and 2002 respectively.

Revenue Recognition

The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as well as the recently issued SAB No. 104, “Revenue Recognition.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB No. 101, revenues from product sales are recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to estimated costs. Substantial portions of the Company’s non-recurring engineering projects are within the Company’s Defense & Space segment. The general terms of these agreements contain milestone provisions and/or the delivery of a prototype product. The Company is entitled to bill the customer for the specified amount and recognize revenue upon the completion of the related milestone (to customer satisfaction or by fulfillment of specifications) or delivery and the transfer of title of the prototype.

Prospective losses on contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are expensed as incurred and were $0.8 million, $0.8 million and $1.2 million for the years ended January 31, 2004, 2003 and 2002, respectively.

Research and Development

Research and development costs are primarily related to development initiatives at the Company’s Commercial segment associated with new wireless product development and are expensed in the period incurred.

Computation of Net Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed using the weighted average shares outstanding for each period presented. Diluted loss per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. As the Company has incurred net losses for each of the three years ending 2004, 2003, and 2002, there is no difference between basic and diluted net loss per share.

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 650,000, 143,000 and 613,000 for the years ended January 31, 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that Statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 83.8%, 85.0%, and 87.1%, a weighted-average expected life of the option of 6.3 years, 7.0 years, and 7.0 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

The following is a summary of the pro forma effects on reported net loss and loss per share for the years indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pro forma information follows (in 000’s, expect per share data):

	Years Ended January 31,
	2004	2003	2002
Net loss applicable to common shareholders:
As reported	$(49,408)	$(63,794)	$(69,863)
Pro forma	(56,501)	(72,322)	(76,967)
Loss per share:
As reported—
Basic	$(0.84)	$(1.36)	$(1.56)
Diluted	(0.84)	(1.36)	(1.56)
Pro forma—
Basic	$(0.96)	$(1.55)	$(1.71)
Diluted	(0.96)	(1.55)	(1.71)
Weighted average fair value of options granted during the year	$6.48	$6.03	$7.27

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, the usage and recoverability of inventories and long-lived assets (including goodwill) and the incurrence of losses on long-term contracts and warranty costs. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

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

Recently Issued Accounting Standards

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement changes the accounting for three types of financial instruments that were previously accounted for as equity – mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third quarter of fiscal 2004. The adoption of this statement has not had a material impact on the Company’s operating results or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of this statement has not had a material impact on the Company’s operating results or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN46), Consolidation of Variable Interest Entities, which was amended in December 2003. Until this interpretation, a company generally included another entity in its consolidated financial statements only if

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The impact of this interpretation is not expected to have a material impact on the Company’s operating results and financial position, as the Company does not hold an interest in any variable interest entities.

2. TRANSACTIONS

Paradigm Wireless Systems, Inc. (“Paradigm”)

In November 2003, the Company acquired all of the assets and assumed all of the obligations of Paradigm, a private domestic merchant supplier of RF power amplifiers to the telecommunications infrastructure industry, in a stock-for-stock merger. The addition of Paradigm expands the Company’s amplifier product portfolio. Paradigm stockholders received 1,892,107 shares of REMEC common stock. The board of directors of both companies unanimously approved the acquisition, which was valued at $22.1 million (based upon the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $11.03 per share). The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, “Business Combinations.” The results of Paradigm are included in the Company’s Commercial segment and have been included in the Company’s consolidated financial statements from the date of acquisition forward.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Paradigm, the purchase price has been allocated as follows (in 000’s):

At November 10, 2003
Accounts receivable and other receivables	$3,611
Inventories	3,345
Other current assets	217
Property, plant, and equipment	1,701
Other long-term assets, including other intangibles of $126	174
Goodwill	17,293

Total assets acquired	26,341
Current liabilities	(4,264)

Net assets acquired	$22,077

The $17.3 million of goodwill was assigned to the Commercial segment, none of which is expected to be deductible for tax purposes. The $126,000 of other intangibles is primarily related to customer base and backlog and will be amortized over its useful life.

Himark Telecom Group Limited (“Himark”)

In May 2003, the Company acquired the business of the Himark group, a group of companies in the private sales distribution and value-added telecommunications sector which are headquartered in Beijing, People’s Republic of China. The Company paid consideration of approximately $12.1 million, including 1,391,650 shares of REMEC common stock with a value of $7.0 million (based on the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $5.03 per share), as well as cash, a note payable and Class A Preferred Stock of REMEC International, Inc. The Class A Preferred Stock of REMEC International, Inc. may be converted in certain circumstances into securities granting a 10% ownership interest of REMEC’s combined Chinese operations. Prior to the acquisition, the Himark group jointly provided sales and distribution services for REMEC since its entry into the China telecom market. Management believes that the addition of Himark will accelerate the Company’s penetration of the China market. The Company has accounted for this transaction as a purchase in accordance with SFAS No. 141. The results of Himark are included in the Company’s Commercial segment and have been included in the Company’s condensed consolidated financial statements from the date of acquisition forward, as the Company controls the Himark group through the acquisition of certain assets and liabilities as well as direct ownership of a Hong Kong entity in addition to an option, an exclusive services agreement and a pledge over the equity of a People’s Republic of China entity.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Himark, the purchase price has been allocated as follows (in 000’s):

At June 1, 2003
Accounts receivable	$1,554
Inventories	800
Other current assets	135
Property, plant, and equipment	148
Goodwill	9,868

Total assets acquired	12,505
Current liabilities	(423)

Net assets acquired	$12,082

Spectrian Corporation (“Spectrian”)

On December 20, 2002, the Company acquired all of the assets and assumed all of the obligations of Spectrian for the purchase price of $44.8 million. The purchase price was comprised of $38.5 million, which represented the value of the 11,524,000 shares of the Company’s common stock issued to the former Spectrian stockholders (based upon the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the revised purchase agreement were agreed to, or $3.34 per share), the fair value of Spectrian options assumed of $2.6 million (2,445,065 options assumed at a weighted average exercise price of $16.91) and acquisition related costs of $3.7 million. Spectrian is a leading designer and manufacturer of single carrier and multi-carrier high-power RF amplifiers for the worldwide wireless communications industry, utilized in both wireless data and voice applications. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. The Company’s consolidated financial statements include the results of Spectrian (which are included in the Company’s Commercial segment) from the date of acquisition forward.

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

The estimated fair values of identifiable tangible assets and liabilities acquired from Spectrian exceeded the amount paid, resulting in negative goodwill of $4.3 million. In accordance with SFAS No. 141, the negative goodwill was allocated to the non-current assets of Spectrian. Subsequently, management determined that it had under estimated the cost of exiting certain lease obligations associated with the former Spectrian operations. As such, the Company increased its accrual for lease obligations by $4.9 million during the fourth quarter of fiscal 2004, reinstated the aforementioned non-current assets and recorded approximately $0.6 million of goodwill associated with this transaction.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADC Mersum Oy (“Solitra”)

On October 26, 2001, the Company acquired Solitra in Oulu, Finland from ADC Telecommunications, Inc. The Company acquired the assets and assumed all of the obligations of Solitra’s RF division and 100% of the shares of Solitra in exchange for cash consideration of $51.6 million. Solitra specialized in supplying RF equipment to OEMs in the mobile wireless infrastructure industry. Management believes that the addition of Solitra expanded the Company’s product portfolio and global footprint, and furthered its engineering expertise within products currently developed and already supplied for 2.5G and 3G cellular systems. Solitra further expanded the Company’s presence in Europe and strengthened its relationship with strategic customers, especially those located in Scandinavia. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. The Company’s Consolidated Financial Statements include the results of Solitra from November 2001 forward.

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

In conjunction with the acquisition of Solitra, the Company has recorded a charge of $3.4 million related to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off is included in operating expense. This charge was related to the 2.5G and 3G filter products based on analysis including the following: anticipated revenues, expenses, charges for the use of contributory assets, return on working capital, fixed asset charge, other intangible asset charge, and giving consideration to the core technology. Each of the above factors was estimated based on revenue and expense levels historically achieved by Solitra. A discount rate of 20% was applied based on the above factors. Management was primarily responsible for the estimates and assumptions used in determining each of the above factors and believes the analysis was performed based on the most relevant available data. As of January 31, 2002, estimated costs to complete these projects were approximately $0.8 million and $0.1 million for the 2.5G and 3G products, respectively. Cash flows from these projects commenced in fiscal 2003 as planned. The acquired developed technology has been assigned a life of seven years.

Pacific Microwave Corporation (“PMC”)

On March 7, 2001, the Company acquired substantially all of the assets and assumed all of the obligations of PMC, a privately held microwave electronics manufacturing company located in the Philippines, in exchange for cash consideration of approximately $23.1 million. PMC specializes in the assembly, manufacture and test of RF, microwave and millimeter wave gallium arsenide devices, components, subsystem and systems for broadband voice, and data transmission over wireless communications networks. The addition of PMC has provided an increase in the Company’s millimeter wave manufacturing capacity. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at there estimated fair values in accordance with the provisions of APB No. 16. The Company’s consolidated financial statements include the results of PMC from March 2001 forward.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Humphrey, Inc. (“Humphrey”)

On February 26, 2001, the Company sold substantially all of the operating assets and operations of its wholly owned subsidiary Humphrey in exchange for cash consideration of $13.8 million. The sale of Humphrey resulted in a gain of $7.6 million, which has been recorded in the fiscal 2002 consolidated statement of operations.

Other Acquisitions

During fiscal 2002, the Company acquired three other companies and the assets of another in exchange for cash consideration of approximately $11.3 million. All four transactions have been accounted for as purchases, and accordingly, the total purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of APB No. 16. The estimated excess of the purchase price over the net assets acquired of approximately $4.4 million is being carried as intangible assets. The pro forma results of operations of the Company and these other acquisitions, assuming that all were acquired on the first day of fiscal 2003, would not be materially different from reported results.

In connection with these other acquisitions, the Company recorded additional in-process research and development charges of $4.6 million in fiscal year 2002. The largest charge totaling $2.8 million related to broadband wireless systems for which the Company used the discounted cash flow appraisal method with a risk adjusted discount rate of 20%. Cash flows from these broadband wireless systems commenced in fiscal 2003. In addition, the Company recorded $1.7 million of in-process research and development charges related to the other acquisitions that related to broadband wireless transport and access systems and office distributed antenna systems using a similar valuation method. Cash flows from these projects also commenced in fiscal 2003.

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

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisitions of Paradigm, Himark, Spectrian, Solitra and PMC and the disposition of Humphrey had occurred on February 1, 2002.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Years ended January 31, (unaudited)
	2004	2003
Pro forma net sales	$402,959	$339,628
Pro forma net loss (1)	$(58,439)	$(110,791)
Pro forma loss per share:
Basic and diluted	$(0.25)	$(1.84)

(1)	Fiscal 2003 results include a $24.5 million charge to write-down the carrying value of deferred tax assets.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the transactions taken place on February 1, 2002.

3. FINANCIAL STATEMENT DETAILS

Short-Term Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As of January 31, 2004 and January 31, 2003, the Company had short-term investments of $10.3 million and $12.4 million, respectively. Unrealized gains on short-term investments as of January 31, 2004 are included in other comprehensive income. Gross realized and unrealized gains and losses on sales of short-term investments were not significant in either 2004 or 2003. As of January 31, 2004, all short-term investments in debt securities mature in one year or less.

Short-term investments, by security type, consist of the following (in 000’s):

	Recorded Value January 31,
	2004	2003
Commercial Paper	$4,240	$650
U.S. Government Agencies	6,056	6,577
Corporate and Euro Bonds	—	5,222

	$10,296	$12,449

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 as of June 1, 2001. The Company had no material transition adjustment upon adoption of SFAS No. 133, and the Company had not engaged in hedging or derivative transactions until January 2004. The Company uses derivatives to manage foreign currency risk and not for trading purposes.

Foreign Currency Cash Flow Hedges

The Company transacts sales denominated in Euros with two of its largest customers and has entered into hedging contracts to offset the potential exposure related to foreign currency fluctuations. During the first and second quarter, the Company entered into forward

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts which did not qualify for special hedge accounting, therefore the forward contracts were marked to market and related gains and losses were recorded in income. The net realized loss related to these contracts was $0.3 million in fiscal 2004, which is included in other income, net. All of these contracts have been settled as of January 31, 2004.

In the fourth quarter of fiscal 2004, the Company established a formal documented program to utilize foreign currency forward exchange contracts to offset the risk associated with the effects of specific foreign currency exposures. Under this program, increases or decreases in the Company’s foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Under this program, foreign currency exposures arising from sales to two customers denominated in Euros qualify for special hedge accounting. At January 31, 2004, open forward contracts have terms of 120 days to one year. For these contracts qualifying for special hedge accounting, the Company measures the ineffectiveness by using the changes in spot exchange rates because this method reflects the Company’s risk management strategies, the economics of these strategies in the Company’s financial statements and better manages the overall effectiveness of the forward hedges. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in shareholders’ equity. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net. The Company’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses related to these contracts are included in other income, net in the accompanying consolidated statements of operations and were $0.2 million in fiscal 2004. The fair value of the foreign currency exchange contracts was $1.2 million as of January 31, 2004.

Inventories

Net inventories consist of the following (in 000’s):

	January 31,
	2004	2003
Raw materials	$48,746	$33,258
Work in progress	15,910	8,714
Finished goods	14,840	11,145

	$79,496	$53,117

The Company had a reserve for obsolete and unusable inventory of $22.4 and $19.1 million as of January 31, 2004 and 2003, respectively. The Company also had additional reserves for anticipated contract losses of $7.0 million and $3.0 million as of January 31, 2004 and 2003, respectively.

Property, Plant and Equipment

Net property, plant and equipment consists of the following (in 000’s):

	January 31,
	2004	2003
Machinery and equipment	$131,138	$132,751
Land, building and improvements	19,093	20,015
Network equipment, PCs, software and other	17,186	14,219
Leasehold improvements	11,688	8,314

	179,105	175,299
Less accumulated depreciation and amortization	(99,144)	(89,117)

	$79,961	$86,182

Depreciation expense for the years ended January 31, 2004, 2003 and 2002, was $18.9 million, $19.2 million and $17.3 million respectively.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, Intangible and Other Assets

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and, instead, requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company has implemented SFAS No. 141 and SFAS No. 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002. The net book value assigned to the assembled workforce intangible asset at January 31, 2002, which totaled approximately $0.5 million, has been reclassified and reported as goodwill and is no longer being amortized.

The following table summarizes the activity related to net goodwill (in 000’s):

	Year ended January 31,
	2004	2003
Balance at beginning of period	$36,679	$34,909
Additions related to acquisitions	27,161	—
Reclassification of assembled workforce intangible	—	500
Revaluation of acquisition goodwill	1,672	1,270

Balance at end of period	$65,512	$36,679

By Segment:
Commercial	$62,256	$33,423
Defense & Space	3,256	3,256

	$65,512	$36,679

Other Intangible Assets

Acquired intangible assets subject to amortization at January 31, 2004 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(1,543)	$3,257
Patents and trademark	142	(142)	—

	$4,942	$(1,685)	$3,257

Amortization expense related to other intangible assets totaled $0.7 million, $1.4 million, and $1.0 million for fiscal years 2004, 2003 and 2002, respectively. The estimated future annual amortization expense for amortized intangible assets owned as of January 31, 2004 is as follows (in 000’s):

Amortization Expense
Fiscal 2005	$686
Fiscal 2006	686
Fiscal 2007	686
Fiscal 2008	686
Fiscal 2009	513

Total amortization expense	$3,257

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments

During fiscal 2001, the Company invested $13.6 million in the common stock of Allgon AB as part of a planned acquisition. The carrying value of this investment was adjusted to its fair market value of $9.9 million at January 31, 2001 in accordance with SFAS No. 115 and the unrealized loss of $3.7 million was included in accumulated comprehensive income in the consolidated statements of shareholders’ equity in fiscal 2001. In the first quarter of fiscal 2002, the Company recognized a $9.4 million charge in the consolidated statement of operations to write-down this investment to its then current fair market value based on the quoted market price. The subsequent $2.4 million increase in the value of this investment during fiscal 2002 was included in other comprehensive income. During fiscal 2003, the Company reflected the reversal of this unrealized gain in other comprehensive income and also recognized a $1.8 million charge in the consolidated statement of operations to write-down this investment to its current fair market value based on the quoted market price. During the fourth quarter of fiscal 2004, the Company sold those securities for $2.4 million.

During fiscal 2003, the Company received a common stock warrant from a customer in a contract settlement agreement. During the fourth quarter of fiscal 2004, the Company exercised the warrant and sold the underlying securities for $5.3 million. The resulting gain of $4.5 million is reflected in other income in the Consolidated Statement of Operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in 000’s):

	January 31,
	2004	2003
Deferred revenue	$9,859	$3,300
Accrued warranty	8,920	8,798
Accrued lease obligations	7,710	3,360
Accrued insurance	2,895	1,521
Accrued income taxes	2,025	1,558
Accrued restructuring costs	2,638	1,540
Accrued adverse purchase commitments	—	5,135
Accrued operating expenses and other current liabilities	3,524	1,181

	$37,571	$26,393

Comprehensive Income

The components of accumulated other comprehensive income are as follow (in 000’s):

	January 31,
	2004	2003
Cumulative translation adjustment	$3,920	$2,345
Accumulated unrealized gain on foreign currency forward contracts	1,426	—
Accumulated unrealized loss on foreign currency forward contracts	(116)	—

Total accumulated other comprehensive income	$5,230	$2,345

4. SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company’s 1995 and 2001 Equity Incentive Plans provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of the Company. The Company’s shareholders have approved the issuance of a total of 13,411,000 shares of common stock under the two plans. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans generally vest over four years and generally expire nine years from the date of grant.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also maintains the 1996 Non-employee Directors Stock Option Plan under which 450,000 common shares have been reserved for non-qualified stock option grants to non-employee directors of REMEC. Under the Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Plan generally vest over three years and generally expire nine years from the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended January 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	10,686,000	11.14	5,801,000	$12.30	4,048,000	$14.67
Granted	653,000	8.60	5,794,000	4.11	2,771,000	9.14
Exercised	(549,000)	7.53	(15,000)	5.64	(113,000)	6.42
Forfeited	(1,584,000)	14.72	(894,000)	14.72	(905,000)	14.75

Outstanding—end of year	9,206,000	10.82	10,686,000	$11.14	5,801,000	$12.30

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2004:

	Total Outstanding			Total Exercisable
		Weighted Average		Number of Shares	Weighted Average Exercise Price
Price Range	Number of Shares	Exercise Price	Life
$0.00–$ 5.00	1,788,000	$4.26	7.8	413,000	$4.20
$5.01–$10.00	4,307,000	8.13	5.9	2,292,000	8.10
$10.01–$15.00	1,352,000	12.18	6.5	763,000	12.57
$15.01–$20.00	431,000	17.08	5.4	368,000	17.19
$20.01–$25.00	489,000	22.66	6.0	446,000	22.69
$25.01–$30.00	790,000	25.62	5.2	603,000	25.62
$30.01–$35.00	9,000	32.54	5.5	7,000	32.51
$35.01–$40.00	29,000	36.52	2.5	29,000	36.52
$40.011-$45.00	5,000	43.25	3.5	5,000	43.25
$45.01–$100.00	6,000	51.82	3.6	5,000	51.82

Total Plan	9,206,000	$10.82	6.3	4,931,000	$12.89

At January 31, 2004, options to purchase 1,158,000 shares of the Company’s common stock were available for future grant.

Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides for the issuance of shares of the Company’s common stock to eligible employees. During fiscal 2004, REMEC’s shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan to a total of 5,450,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 2004, a total of 2,141,000 shares of the Company’s common stock were available for issuance under the Employee Stock Purchase Plan.

Deferred Savings Plan

The Company has established a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to $180 per quarter, per employee. Employees vest immediately in their contributions and Company contributions vest over a two-year period. Company contributions to this plan totaled approximately $0.9 million, $0.8 million and $0.9 million for the years ended January 31, 2004, 2003 and 2002, respectively.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign subsidiaries maintain separate defined contribution retirement savings plans for substantially all of their employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. The Company matches a percentage of the employee’s contribution as specified in the plan agreements. Contributions to these plans totaled $0.1 million, $0.4 million and $0.4 million for the years ended January 31, 2004, 2003 and 2002, respectively.

Post-Retirement Benefit Plans

The Company has a post-retirement benefit plan which provides health care benefits to certain executives following employment. The Company accounts for these benefits under FAS 106, “Employer’s Accounting for Post-retirement Benefits Other than Pensions,” which requires the Company’s obligation for post-retirement benefits to be provided to or for an employee be fully accrued by the date that employee attains full eligibility for all of the benefits expected to be received by that employee. The amount accrued each year is based upon actuarial valuations with a discount rate of 6.25% for fiscal 2004 and a remaining amortization period of 11.55 years. As of January 31, 2004, the Company has accrued $0.4 million of the total projected benefit of $1.2 million.

5. COMMITMENTS

Bank Revolving Line of Credit Facility

REMEC has a $25.0 million revolving line of credit facility with a bank, which expires in February 2005. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate.

Through January 31, 2004, the Company has not had any borrowings under this credit facility; however, approximately $15.0 million of this facility serves as security for certain financial transactions entered into by the Company. As of January 31, 2004, the Company has utilized $4.4 million of the credit line as security in connection with the issuance of letters of credit, $8.8 million as security in connection with certain forward currency contracts and $1.8 million for other banking cash management products. As of January 31, 2004, the Company was out of compliance with the financial covenants contained in this credit facility. The bank has provided a waiver of this default at January 31, 2004 and the Company is currently negotiating an amendment to this credit facility to increase its credit limit and establish new financial covenants. The facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement.

Leases

The Company leases certain offices and production facilities under non-cancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At January 31, 2004, future minimum payments under these operating leases were as follows (in 000’s):

Operating Leases
Fiscal 2005	$8,603
Fiscal 2006	7,727
Fiscal 2007	7,325
Fiscal 2008	6,126
Fiscal 2009	5,425
Thereafter	42,669

Total minimum lease payments	$77,875

Rent expense totaled $8.0 million, $4.6 million and $4.9 million during fiscal 2004, 2003 and 2002, respectively. Minimum rental payments to be received by the Company under sub-lease rental arrangements are as follows: $0.6 million (2005), $0.2 million (2006) and $0.1 million (2007).

Sale-Leaseback Transaction

In April 2003, the Company completed a sale-leaseback transaction of its Kearny Mesa (San Diego), California business campus, resulting in a $0.9 million gain on the transaction. Effective upon the closing of the sale, the Company leased the entire campus back

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the buyer. The Company has deferred the $0.9 million gain and is amortizing it over the terms of the leases. The new lease terms provide for a 14-year lease on each of the four buildings with monthly lease payments totaling approximately $165,000. Under the terms of the leases, beginning August 2003 and each August thereafter, the monthly rent will be adjusted based upon a CPI index factor. In place of a security deposit on the properties, the Company provided letters of credit aggregating $3.3 million. The initial term of the letters of credit is two years with automatic annual renewals thereafter. The amount of the letters of credit may be reduced upon achievement of certain financial performance criteria. The letters of credit are backed by the Company’s revolving working capital line of credit

Warranty

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

The following table summarizes the activity related to warranty reserves (000’s).

	Years Ended January 31
	2004	2003
Balance at beginning of period	$8,798	$3,704
Additions to reserve	2,227	6,754
Usage and release of warranty reserves	(2,105)	(1,660)

Balance at end of period	$8,920	$8,798

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others,” were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the year ended January 31, 2004 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of January 31, 2004 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations other than certain guaranteed payments made in connection with the customer financing arrangements discussed below.

The Company often designs, develops and manufactures standard “off-the-shelf” products and may provide the customer with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement based upon the design or manufacturing of such products. The Company cannot determine the maximum amount of losses that it could incur under this type of indemnification because it often may not have enough information about the nature and scope of an infringement claim until it has been submitted to the Company and, to date, no claims have been made.

The Company indemnifies its directors and certain of its current and former officers against third party claims against them in their capacity as directors or officers. Certain of the costs incurred for providing such indemnification may be recovered under various insurance policies.

The Company has guaranteed the performance of one of its wholly-owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, the Company guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at January 31, 2004 is $9.8 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of the customer to make their required payments to the Company would be a breach of the underlying contract and would subject them to a claim for damages from the Company.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RESTRUCTURING CHARGE AND IMPAIRMENT OF LONG-LIVED ASSETS

2004 Restructuring

During the fourth quarter of fiscal 2004, the Company announced that as a result of continued operating losses, it was discontinuing production in Finland, eliminating a significant number of positions in its Finnish and U.S. workforce and disposing of other non-strategic assets and operations. As a result, the Company recorded a restructuring charge of $2.7 million during the fourth quarter related to its fiscal 2004 restructuring plan. The restructuring charge included $2.1 million in employee severance and related costs for approximately 200 employees, all of whom were identified as of January 31, 2004. The majority of these employees worked in the Company’s Commercial segment and all will have left the Company by the end of March 2004. The restructuring charge also reflects anticipated losses of $0.6 million on the disposal of excess property and equipment in the Company’s Commercial segment. The disposition of these items is expected to be completed during the second half of fiscal 2005.

The following table summarizes the activity related to the accrued restructuring reserve which has been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the fiscal 2004 restructuring (in 000’s):

	Severance Costs for Involuntary Employee Terminations	Write-Down of Redundant/ Obsolete Assets	Total
Year Ended January 31, 2004:
Restructuring charge	$2,135	$585	$2,720
Activity:
Cash	—	—	—
Direct reduction of assets	—	(585)	(585)

Balance at January 31, 2004	$2,135	$—	$2,135

2002 Restructuring

Prior to fiscal 2002, the Company aggressively expanded its product offerings and manufacturing capacity through a series of acquisitions and internal growth to address expanding market opportunities. As a result of the sharp decrease in demand from the telecommunications industry during fiscal 2002, the Company faced the need to reduce its cost structure. The Company initiated its restructuring efforts in fiscal 2002 with the goal of improving overall operating performance. The Company’s restructuring plan primarily focused on its Commercial segment and consisted of workforce reductions, the consolidation and exiting of excess facilities, the disposal of non-strategic business units and the impairment of excess property and equipment.

In the fourth quarter of fiscal 2002, a restructuring related charge of approximately $17.3 million was recognized as operating expenses related to the Company’s fiscal 2002 restructuring plan. The restructuring charge included components related to the reduction of the Company’s workforce, consolidation of excess facilities and property and equipment impairment.

•	The reduction of workforce included the elimination of approximately 1,200 positions within the Company’s Commercial segment, which resulted in a severance charge of approximately $2.1 million being recognized during fiscal 2002. Announcement of all such workforce reductions was made during the fourth quarter of fiscal 2002 and the reductions were completed by the end of the second quarter of fiscal 2003.

•	The Company also recorded facility related impairment charges of approximately $11.0 million associated with the closure of facilities in California and exited Company-owned facilities in Texas and the United Kingdom within the Company’s Commercial segment. Consolidating locations and exiting facilities resulted in charges relating to write-offs of leasehold improvements at abandoned facilities of $3.1 million, an estimated loss on the sale of the Company’s building in the U.K. of $3.4 million, an estimated loss of $1.4 million on disposal of redundant equipment associated with the Company’s Texas operations, an estimated loss of $0.3 million on the sale of the Company’s building in Texas, recognition of lease obligations at abandoned California facilities over the planned exit period of $2.6 million and other costs of $0.3 million related to legal, real estate fees and commissions associated with the Texas and United Kingdom facilities held for sale. The impairment charge related to the disposal of the redundant equipment was taken in accordance with SFAS No. 121 and was based on management’s estimate that the related equipment would not generate any future cash flows.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The Company recorded a charge of $4.1 million related to the elimination of certain excess manufacturing equipment related to older process technologies and the closure of its machine shop facilities and included RF manufacturing and machine shop equipment classified as held for disposal in accordance with SFAS 121. The carrying amount of these assets at January 31, 2004 was approximately $0.5 million, which represented the estimated fair market value of similar equipment. The Company also recorded a charge of $0.8 million related to the abandonment of certain obsolete software licenses.

During fiscal 2003 and 2004, the Company reassessed its fiscal 2002 restructuring accrual, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.9 million charge in 2003 and $0.7 million in 2004. The facilities leases on these properties, which began expiring in October 2003, continue in some cases through February 2010. The Company will continue to reassess the related accrual through the end of the lease annually, or until the property is subleased, whichever occurs first, and record additional charges as considered necessary or reverse accruals not needed.

The following table summarizes the activity related to the accrued restructuring reserve which has been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the fiscal 2002 restructuring (in 000’s):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Write-Down of Redundant/ Obsolete Assets	Total
Year Ended January 31, 2002:
Restructuring charge	$2,146	$2,622	$8,351	$4,138	$17,257
Activity:
Cash	(1,439)	(414)	—	—	(1,853)
Direct reduction of assets	—	—	(8,101)	(4,138)	(12,239)

Balance at January 31, 2002	707	2,208	250	—	3,165
Activity:
Additional restructuring charge	—	924	—	—	924
Cash	(707)	(1,592)	(250)	—	(2,549)

Balance at January 31, 2003	—	1,540	—	—	1,540
Activity:
Additional restructuring charge	—	666	—	—	666
Cash	—	(1,703)	—	—	(1,703)

Balance at January 31, 2004	$—	$503	$—	$—	$503

The remaining balance of the accrued restructuring reserve related to the fiscal 2002 restructuring relates to the Company’s contractual obligations and other charges related to the consolidation of certain facilities within the Commercial segment.

Impairment of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. The Company adopted SFAS No. 144 effective February 1, 2002.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2003, an asset impairment charge totaling approximately $2.6 million was recorded to write-off certain acquisition related intangible assets related to technology that was no longer being utilized at the Company’s Canadian Defense & Space operations. During fiscal 2004, these operations continued to experience declines in revenues and substantial operating losses as a result of the overall downturn in the telecommunications and avionics industries and the impact of these factors on this unit’s customer base. Given these market conditions, indicators of impairment were deemed to be present, and, based on a formal analysis of discounted cash flows to be generated by these assets, an asset impairment charge was deemed to be necessary in the fourth quarter of fiscal 2004. Based on this analysis, the Company recorded an asset impairment charge of $1.9 million associated with the write-off of certain production equipment and the estimated loss of $0.9 million from the anticipated sale of this unit. The equipment that was written off supported products that are not anticipated to be produced in the future.

In connection with its Fiscal 2004 restructuring plan, the Company has undertaken the sale of two of its facilities in Finland. Based on independent estimates of the current market value of these facilities, the Company’s Commercial segment recorded a charge of $1.0 million during the fourth quarter of fiscal 2004 to write down the carrying value of the facilities to their estimated fair market values.

7. INCOME TAXES

For financial reporting purposes, income (loss) before taxes for the years ended January 31, 2004, 2003 and 2002 includes the following components (in 000’s):

	Years Ended January 31,
	2004	2003	2002
Pretax income (loss):
United States	$(43,139)	$(27,052)	$(52,853)
Foreign	(6,543)	(18,177)	(40,157)

	$(49,682)	$(45,229)	$(93,010)

The income tax provision (benefit) for the years ended January 31, 2004, 2003 and 2002 consists of the following (in 000’s):

	Years Ended January 31,
	2004	2003	2002
Current:
Federal	$—	$—	$2,638
State	8	51	52
Foreign	(67)	—	(1,234)
Deferred:
Federal	—	11,841	(19,324)
State	—	7,467	(4,307)
Foreign	(215)	(794)	—

	$(274)	$18,565	$(22,175)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (credit) for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to loss before provision (credit) for income taxes. The items causing difference for the years ended January 31, 2004, 2003 and 2002 are as follows (in 000’s, except percentage data):

	Years Ended January 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Tax at statutory federal rate	$(17,389)	35%	$(15,830)	35%	$(32,554)	35%
State income tax net of federal benefit	(2,120)	4	(841)	2	(3,540)	4
Tax credits	2,198	(4)	(3,254)	7	(3,713)	4
Change in valuation allowance	16,301	(33)	35,319	(78)	2,906	(3)
Foreign rate difference	(212)	—	134	—	7,935	(9)
Permanent differences and other	948	(2)	3,037	(7)	6,791	(7)

	$(274)	1%	$18,565	(41)%	$(22,175)	24%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset (liability) as of January 31, 2004, 2003 and 2002 are as follows (in 000’s):

	January 31,
	2004	2003	2002
Deferred tax liabilities:
Tax over book depreciation	$4,097	$4,269	$4,040
Other	814	1,029	2,200

Total deferred tax liabilities	4,911	5,298	6,240

Deferred tax assets:
Net operating loss	89,085	53,271	22,631
Credits	15,268	17,465	9,464
Accrued expenses	12,660	12,818	2,380
Inventory and other reserves	7,313	23,828	8,401
Capital loss	4,600	—	—
Inventory costs capitalized	1,109	1,959	1,630
Write-down of Allgon AB investment	—	4,564	3,831
Other	2	3	316

Total deferred tax assets	130,037	113,908	48,653
Valuation allowance	(125,940)	(109,639)	(10,240)

	4,097	4,269	38,413

Net deferred tax assets (liabilities)	$(814)	$(1,029)	$32,173

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. At January 31, 2004, approximately $0.4 million of the valuation allowance for deferred tax assets related to stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

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

In Costa Rica, a subsidiary company has been granted tax-free status under that country’s Free Trade Zone Incentive System of 1990. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for an eight-year

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period through October 2006, and 50% from all taxes on profits or taxable income for an additional two-year period through October 2008. In the Philippines, a subsidiary company has been granted tax-free status under the country’s Special Economic Zone Act. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for a six-year period through October 2004. In China, a subsidiary company has been granted tax-free status under that country’s Foreign Investment and Foreign Enterprise Act. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for a five-year period through January 2008.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. As of January 31, 2004 and 2003, the undistributed earnings of these foreign subsidiaries are approximately $9.9 million and $5.6 million, respectively.

At January 31, 2004 and 2003, the Company had federal net operating loss carry-forwards of approximately $206.5 million and $113.9 million, respectively, which will begin expiring in 2014, unless previously utilized. At January 31, 2004 and 2003, the Company had state net operating loss carry-forwards of approximately $91.2 million and $33.7 million, which will begin expiring in 2006, unless previously utilized. At January 31, 2004, the Company had approximately $21.4 million of foreign net operating losses in the United Kingdom, which are available indefinitely. At January 31, 2004, the Company had federal capital loss carry-forwards of $11.2 million, which will begin expiring in 2008, unless previously utilized. At January 31, 2004, the Company had state capital loss carry-forwards of $11.2 million, which will begin expiring in 2008, unless previously utilized. At January 31, 2004, the Company had consolidated federal and state research and development credits of approximately $8.6 million and $6.7 million respectively, which will begin to expire in 2004, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1.9 million, which will begin to expire in 2007, unless previously utilized.

8. INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

During the third quarter of fiscal 2003, in order to more effectively manage its operating structure, the Company reorganized its business into two reportable segments, Commercial and Defense & Space. Previously, the Company’s business was divided into four reportable segments. The Commercial segment, which now encompasses the former Mobile Wireless, Broadband Wireless and Global Manufacturing groups as well as the recently acquired operations of Spectrian, Himark and Paradigm, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment, which includes the operations of REMEC Microwave, Inc. and Nanowave Technologies, Inc., the Company’s majority owned Canadian subsidiary, provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies

Segment Data

	Years Ended January 31,
	2004	2003	2002
Net Sales:
Commercial	$295,627	$168,656	$156,963
Defense & Space	88,908	77,932	73,018

Consolidated net sales	$384,535	$246,588	$229,981

Income (loss) from operations:
Commercial	$(65,122)	$(48,891)	$(95,146)
Defense & Space	9,742	2,757	(970)

Consolidated income (loss) from operations	$(55,380)	$(46,134)	$(96,116)

Depreciation and amortization:
Commercial	$14,255	$15,403	$15,451
Defense & Space	5,310	5,301	5,285

Consolidated depreciation and amortization	$19,565	$20,704	$20,736

Identifiable assets:
Commercial	$325,101	$299,832	$274,289
Defense & Space	42,099	38,894	50,449

Consolidated identifiable assets	$367,200	$338,726	$324,738

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Area Data (in 000’s)

	Years Ended January 31,
	2004	2003	2002
Sales to external customers:
United States	$242,018	$161,616	$174,220
Canada	6,806	3,773	315
Europe	118,602	68,318	47,828
Asia	17,109	12,289	5,485
All other geographic regions	—	592	2,133

Total sales to external customers	$384,535	$246,588	$229,981

Long-lived assets by area:
United States	$68,805	$58,080	$64,663
Canada	5,301	8,450	15,602
Europe	37,096	42,192	42,914
Costa Rica	9,625	14,462	10,937
Asia	30,493	9,648	8,707
All other geographic regions	—	25	—

Total long-lived assets	$151,320	$132,857	$142,823

Sales are attributed to countries based on location of customers.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2004 and 2003 are as follows (in 000’s, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2004
Net sales	$81,349	$86,199	$104,098	$112,889
Gross profit	17,423	20,941	22,892	629
Loss from operations (2), (3)	(9,167)	(5,217)	(2,205)	(38,791)
Net loss	(7,111)	(3,558)	(4,084)	(34,655)
Net loss per common share—basic and diluted (1)	$(0.12)	$(0.06)	$(0.07)	$(0.57)

Fiscal 2003
Net sales	$59,063	$53,488	$59,448	$74,589
Gross profit	9,933	4,018	6,851	14,252
Loss from operations (4), (5)	(7,450)	(15,348)	(13,153)	(10,183)
Net loss (6)	(5,163)	(10,875)	(11,968)	(35,787)
Net loss per common share—basic and diluted (1)	$(0.11)	$(0.24)	$(0.26)	$(0.70)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
(2)	Second quarter fiscal 2004 operating results include a restructuring charge of $0.4 million and abandoned facilities costs charged to R&D of $0.4 million.
(3)	Fourth quarter fiscal 2004 operating results include a restructuring charge of $4.9 million and an asset impairment charge of $1.9 million.
(4)	Third quarter fiscal 2003 operating results include an asset impairment charge of $0.7 million and a gain recognized on the sale a facility of $1.2 million.
(5)	Fourth quarter fiscal 2003 operating results include an asset impairment charge of $2.6 million, a restructuring charge of $0.9 million and abandoned facilities costs charged to SG&A of $0.5 million.
(6)	Fourth quarter fiscal 2003 results include a charge of $24.5 million to record a valuation allowance relating to the Company’s net deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

REMEC, INC.

By:	/s/ Robert W. Shaner
Robert W. Shaner Interim Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Shaner and Winston E. Hickman, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of REMEC, Inc. and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Robert W. Shaner Robert W. Shaner	Interim Chief Executive Officer (Principal Executive Officer)	April 15, 2004

/s/ Winston E. Hickman Winston E. Hickman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2004

/s/ Andre R. Horn Andre R. Horn	Chairman of the Board	April 15, 2004

/s/ Thomas A. Corcoran Thomas A. Corcoran	Director	April 15, 2004

/s/ Martin Cooper Martin Cooper	Director	April 15, 2004

/s/ Mark D. Dankberg Mark D. Dankberg	Director	April 15, 2004

/s/ William H. Gibbs William H. Gibbs	Director	April 15, 2004

/s/ Harold E. Hughes, Jr. Harold E. Hughes, Jr.	Director	April 15, 2004

/s/ Jeffrey M. Nash Jeffrey M. Nash	Director	April 15, 2004

REMEC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in 000’s)

Contract Loss Reserve	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2002	$3,274	$3,591	$(3,994)	$—		$2,871
Year ended January 31, 2003	2,871	1,365	(1,195)	—		3,041
Year ended January 31, 2004	3,041	4,036	(80)	—		6,997

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2002	$9,963	$18,490	$(5,232)	$—		$23,221
Year ended January 31, 2003	23,221	5,588	(9,751)	—		19,058
Year ended January 31, 2004	19,058	13,506	(12,454)	2,327	(1)	22,437

(1)	Reflects inventory reserves carried over from the acquisition of Paradigm preliminarily carried in the valuation and qualifying accounts. Paradigm’s inventory will be carried at net value upon finalization of the purchase accounting for this transaction.

S-1

EXHIBITS

Exhibit No.	Description
2.1(1)	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 29, 2002, by and among REMEC, REEF Acquisition Corp. and Spectrian Corporation

2.1(12)	Asset Purchase Agreement dated May 31, 2003 between REMEC China Holdings SRL, REMEC Himark Telecom Co., Limited, Himark Telecom Group Limited, and other parties thereto

3.1(2)	Restated Articles of Incorporation

3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC

3.3(2)	By-Laws, as amended

4.1(3)	Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3(5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(6)	Participation Agreement dated as of August 25, 1998, among REMEC, Union Bank of California N.A., and certain other parties identified therein

10.6(6)	Master Lease dated as of August 25, 1998, between Union Bank of California, N.A., as Certificate Trustee, and REMEC

10.7(6)	Lessee Guarantee executed by REMEC dated as of August 25, 1998

10.8(7)	Third Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated February 24, 2000

10.9(8)	Fourth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated April 20, 2000

10.10(8)	Fifth Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated May 31, 2000

10.11(8)	Fifth Amendment to Participation Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.12(8)	First Amendment to Amended and Restated Loan Agreement between REMEC and Union Bank of California, N.A., dated January 31, 2001

10.13(2)	Standard Industrial/Commercial Single-Tenant Lease dated March 21, 2001 between REMEC and Parkway Centre Five Investors, LLC

10.14(9)*	Form of Change of Control Agreement

10.15(9)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.16(10)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.17(11)*	2001 Equity Incentive Plan

10.19(13)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland

21.1(13)	Subsidiaries of REMEC

23.1(13)	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(13)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(13)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on November 15, 2002, as Annex A to the joint proxy statement/prospectus included in REMEC’s Registration Statement of Form S-4, Amendment No. 1 (No. 333-90882) and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on February 1, 1996, as an exhibit to REMEC’s Registration Statement on Form S-1 (No. 333-80381) and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on March 25, 1999 as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on March 20, 2000, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 23, 2001, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2001 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(13)	Filed with this Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.