Form 10-Q
period 2004-04-30
REMEC INC
filed 2004-06-09
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: May 24, 2004
Common Stock, $.01 par value	61,687,647

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended April 30, 2004

Index

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

CERTIFICATIONS		21

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	April 30, 2004	Audited January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,712	$45,550
Short-term investments	13,805	10,296
Accounts receivable, net	77,709	68,344
Notes and other receivables	7,560	7,723
Inventories, net	74,904	79,496
Other current assets	6,866	3,902

Total current assets	201,556	215,311
Property, plant and equipment, net	75,191	79,961
Restricted cash	571	569
Goodwill	65,512	65,512
Intangible assets, net	3,083	3,257
Other assets	2,135	2,590

Total assets	$348,048	$367,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,969	$60,551
Accrued expenses and other current liabilities	47,558	50,068

Total current liabilities	96,527	110,619
Deferred income taxes and other long-term liabilities	4,379	3,999
Shareholders’ equity	247,142	252,582

Total liabilities and shareholders’ equity	$348,048	$367,200

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended
	April 30, 2004	May 2, 2003
Net sales	$116,223	$81,349
Cost of sales	96,708	63,926

Gross profit	19,515	17,423
Operating expenses:
Selling, general and administrative	14,226	14,138
Research and development	12,156	12,452

Total operating expenses	26,382	26,590

Loss from operations	(6,867)	(9,167)

Other income (expense):
Gain on sale of facility	—	945
Other (expense), net and interest income	(220)	1,008

Loss before credit for income taxes	(7,087)	(7,214)
Provision (credit) for income taxes	12	(103)

Net loss	$(7,099)	$(7,111)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.12)

Shares used in computing net loss per common share:
Basic and diluted	61,802	57,440

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	April 30, 2004	May 2, 2003
OPERATING ACTIVITIES
Net loss	$(7,099)	$(7,111)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,470	4,686
Unrealized gain on foreign currency forward contract	2,459	—
Gain or (loss) on sale of facility	—	(945)
Changes in operating assets and liabilities:	—	—
Accounts receivable and other receivables	(8,660)	(2,868)
Tax refund	5	(274)
Inventories	4,367	(4,616)
Other current assets	(2,969)	971
Accounts payable	(11,582)	(1,288)
Accrued expenses, deferred income taxes and other long-term liabilities	(2,923)	(2,433)

Net cash used by operating activities	(20,932)	(13,878)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,809)	(2,672)
Release of restricted cash	(2)	17,049
Proceeds from sale of property, plant and equipment	3,979	6,190
Short-term investments, net	(3,876)	7,947
Other assets	454	435

Net cash provided (used) by investing activities	(4,254)	28,949

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	781
Proceeds from sale of common stock	1,104	740

Net cash provided by financing activities	1,885	740
Effect of exchange rate changes on cash	(1,537)	1,557

Increase (decrease) in cash and cash equivalents	(24,838)	17,368
Cash and cash equivalents at beginning of period	45,550	64,900

Cash and cash equivalents at end of period	$20,712	$82,268

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2004, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of April 30, 2004, and the results of its operations for the three month periods ended April 30, 2004 and May 2, 2003. The results of operations for the interim period ended April 30, 2004, are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

2. Earnings Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed using the weighted average shares outstanding for each period presented. The diluted net loss per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. As the Company has incurred net losses for all reporting periods presented, there is no difference between basic and diluted net loss per share.

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 45,000 and 63,000 shares for the three months ended April 30, 2004 and May 2, 2003, respectively, were excluded from the calculation of loss per share because of their anti-dilutive effect.

3. Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amended SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three months ended April 30, 2004 and May 2, 2003: risk-free interest rates of 4% and 6%, respectively, dividend yields of 0%, expected volatility of 83.7% and 84.6%, respectively, and a weighted average expected life of the option of five and seven years, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

The following is a summary of the pro forma effects on reported net loss and loss per share for the periods indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods.

Pro forma information is as follows (in 000’s, except per share data):

	Three Months Ended
	April 30, 2004	May 2, 2003
Net loss applicable to common shareholders:
As reported	$(7,099)	$(7,111)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(1,844)	(3,590)

Pro forma	$(8,943)	$(10,701)

Net loss per share:
As reported —
Basic and diluted	$(0.11)	$(0.12)
Pro forma —
Basic and diluted	$(0.14)	$(0.19)

4. Short-term investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying value of these securities approximates their fair value due to the short maturities of these instruments. As of April 30, 2004 and January 31, 2004, the Company had short-term investments of $13.8 million and $10.3 million, respectively. Gross realized and unrealized losses on short-term investments were not significant in either of the periods ended April 30, 2004 and May 2, 2003.

5. Inventories

Net Inventories consist of the following (in 000’s):

	April 30, 2004	January 31, 2004
Raw materials	$47,075	$48,746
Work in progress	13,415	15,910
Finished goods	14,414	14,840

	$74,904	$79,496

REMEC had a reserve for excess and obsolete inventory of $19.6 million and $22.4 million as of April 30, 2004 and January 31, 2004 respectively. The Company also had additional reserves for anticipated contract losses of $7.3 million and $7.0 million as of April 30, 2004 and January 31, 2004, respectively.

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

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (“FIN 45”) were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the three months ended April 30, 2004 did not have a material effect on the consolidated financial statements. A description of REMEC’s indemnifications and guarantees as of April 30, 2004 is provided below. REMEC is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the REMEC’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on REMEC’s business, financial condition or results of operations other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

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

REMEC indemnifies its directors and certain of its current and former officers against third party claims against them in their capacity as directors or officers. Certain of the costs incurred for providing such indemnification may be recovered under various insurance policies.

REMEC has guaranteed the performance of one of its wholly owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, REMEC guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at April 30, 2004 is $15.0 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of our customer to make their required payments to us would be a breach of the underlying contract and would subject them to a claim for damages from REMEC.

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

The following table summarizes the activity related to warranty reserves (000’s):

	Three months ended
	April 30, 2004	May 2, 2003
Balance at beginning of period	$8,920	$8,611
Additions to reserve	—	17
Usage and release of warranty reserves	(702)	(342)

Balance at end of period	$8,218	$8,286

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

The components of comprehensive loss, net of tax, are as follows (in 000’s):

	Three Months Ended
	April 30, 2004	May 2, 2003
Net loss	$(7,099)	$(7,111)
Change in net unrealized gain (loss) on investment	(368)	(446)
Change in cumulative foreign currency translation adjustment	(1,537)	1,557
Change in unrealized gain (loss) on FX hedge	2,459	—

Comprehensive loss	$(6,545)	$(6,000)

8. Transactions

Paradigm Wireless Systems, Inc. (“Paradigm”)

In November 2003, the Company acquired all of the assets and assumed all of the obligations of Paradigm, a private merchant supplier of RF power amplifiers to the telecommunications infrastructure industry, in a stock-for-stock merger. The addition of Paradigm expands the Company’s amplifier product portfolio. Paradigm stockholders received 1,892,107 shares of REMEC common stock. The board of directors of both companies unanimously approved the acquisition, which was valued at $22.1 million (based upon the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $11.03 per share). The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, “Business Combinations.” The results of Paradigm are included in the Company’s Wireless Systems segment and have been included in the Company’s consolidated financial statements from the date of acquisition forward.

Himark Telecom Group Limited (“Himark”)

In May 2003, the Company acquired the business of the Himark group, a group of companies in the private sales distribution and value-added telecommunications sector which are headquartered in Beijing, People’s Republic of China. The Company paid consideration of approximately $12.1 million, including 1,391,650 shares of REMEC common stock with a value of $7.0 million (based on the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $5.03 per share), as well as cash, a note payable and Class A Preferred Stock of REMEC International, Inc. The Class A Preferred Stock of REMEC International, Inc. may be converted in certain circumstances into securities granting a 10% ownership interest of REMEC’s combined Chinese operations. Prior to the acquisition, the Himark group jointly provided sales and distribution services for REMEC since its entry into the China telecom market. The purpose of the Himark acquisition is to accelerate the Company’s penetration of the China market. The Company has accounted for this transaction as a purchase in accordance with SFAS No. 141. The results of Himark are included in the Company’s Wireless Systems segment and have been included in the Company’s condensed consolidated financial statements from the date of acquisition forward, as the Company controls the Himark group through the acquisition of certain assets and liabilities as well as direct ownership of a Hong Kong entity in addition to an option, an exclusive services agreement and a pledge over the equity of a People’s Republic of China entity.

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisitions of Paradigm and Himark had occurred on February 1, 2003. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Three Months Ended
	April 30, 2004	May 2, 2003
	(Historical)
Net sales	$116,223	$90,024
Net loss	$(7,099)	$(9,285)
Net loss per share:
Basic and diluted	$(0.11)	$(0.15)

9. Information by Segment

The Company operates in two reportable segments, Wireless Systems and Defense & Space. The Wireless Systems segment was created as the result of the reorganization of the Commercial segment announced May 10, 2004. The Wireless Systems segment, which includes the recently acquired operations of Paradigm and Himark, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment and Geographic Area Data (in 000’s):

	Three Months Ended
	April 30, 2004	May 2, 2003
Net sales:
Wireless Systems	$90,671	$59,839
Defense & Space	25,552	21,510

Consolidated net sales	$116,223	$81,349

Net sales to external customers:
United States	$52,027	$45,125
Canada	77	1,299
Europe	39,939	24,716
Asia	23,346	10,072
All other geographic regions	834	137

Total net sales to external customers	$116,223	$81,349

Income (loss) from operations:
Wireless Systems	$(10,827)	$(11,210)
Defense & Space	3,960	2,043

Consolidated loss from operations	$(6,867)	$(9,167)

Depreciation and amortization:
Wireless Systems	$4,317	$3,422
Defense & Space	1,153	1,264

Consolidated depreciation and amortization	$5,470	$4,686

	April 30, 2004	January 31, 2004
Identifiable assets:
Wireless Systems	$303,102	$325,101
Defense & Space	44,946	42,099

Consolidated identifiable assets	$348,048	$367,200

Long-lived assets by area:
United States	$65,864	$68,805
Canada	5,135	5,301
Europe	32,421	37,096
Costa Rica	11,036	9,625
Asia	31,465	30,493

Total long-lived assets	$145,921	$151,320

10. Restructuring

2004 Restructuring

During the fourth quarter of fiscal 2004, the Company announced that as a result of continued operating losses, it was discontinuing production in Finland, eliminating a significant number of positions in its Finnish, Canadian and U.S. workforce and disposing of other non-strategic assets and operations. As a result, the Company recorded a restructuring charge of $2.7 million during the fourth quarter related to its fiscal 2004 restructuring plan. The restructuring charge included $2.1 million in employee severance and related costs for approximately 200 employees, all of whom were identified as of January 31, 2004. The majority of these employees worked in the Company’s Wireless Systems segment and left the Company by the end of April 2004. Those remaining are expected to leave by the end of next quarter.

The following table (in 000’s) summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses in the accompanying condensed consolidated balance sheets related to the 2004 restructuring:

	Severance Costs for Involuntary Employee Terminations	Write-Down of Redundant/ Obsolete Assets	Total
Year Ended January 31, 2004:	$2,135	—	$2,135

Activity:
Cash	(1,332)	—	(1,332)

Balance at April 30, 2004	$803	$—	$803

2002 Restructuring:

During the fourth quarter of fiscal 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. The Company’s restructuring plan, which is primarily associated with its Wireless Systems segment, included reductions in its overall cost structure, realignment of manufacturing capacity to current levels of demand and the transition of manufacturing operations to low cost, low tax offshore locations. A component of its restructuring charge included the estimated cost of exiting certain leased locations. The facilities leases on these properties expire at various dates through February 2010.

The following table (in 000’s) summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets related to the 2002 restructuring:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Write-Down of Redundant/ Obsolete Assets	Total
Balance at January 31, 2004	$—	$503	$—	$—	$503
Activity:
Cash	—	(158)	—	—	(158)

Balance at April 30, 2004	$—	$345	$—	$—	$345

The remaining balance of the accrued restructuring reserve, related to the fiscal 2002 restructuring, relates to the Company’s contractual obligations and other charges associated with the consolidation of certain facilities within its Wireless Systems segment.

11. Intangible Assets

Acquired intangible assets subject to amortization at April 30, 2004 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(1,717)	$3,083
Trademark and trade name	142	(142)	—

	$4,942	$(1,859)	$3,083

Amortization expense for intangible assets was $0.2 million and $0.1 million for the three months ended April 30, 2004 and May 2, 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

REMEC designs and manufactures microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks and provides advanced integrated microwave subsystem solutions for defense and space electronics applications. We manufacture our products at our own plants in Heredia, Costa Rica; Laguna, Philippines; Shanghai, China; Tijuana, Mexico; and Kearny Mesa and Escondido, California. We sell our wireless systems products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. We also sell our RF and microwave equipment to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation. Our net revenue consists principally of product revenue generated by sales of our microwave and RF products. Such sales represent most of our total net revenue in fiscal 2005.

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

For these and other reasons, our net revenue in the current period may not necessarily be indicative of future net revenue. From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations to continue.

Material opportunities in the market include the onset of 3G, and we believe the Company is well positioned for when the 3G build-outs increase. Challenges include improving product margins, managing working capital and returning to profitability, and the Company is taking steps we believe are necessary to cut product and infrastructure costs while increasing our base of revenue. Risks include our customers failing to sell wireless communications network solutions that include our subsystems and integrated components, which would harm our sales and production schedules, and manufacturing processes and may cause fluctuations in our quarterly results.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere herein. The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including REMEC’s success in penetrating the wireless systems market, risks associated with the cancellation or reduction of orders by significant wireless systems or defense customers, trends in the wireless systems and defense markets, risks of cost overruns and product nonperformance and other factors and considerations described in REMEC’s Annual Report on Form 10-K, and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated:

	Three months ended
	April 30, 2004	May 2, 2003
Net sales	100.0%	100.0%
Cost of sales	83.2	78.6

Gross profit	16.8	21.4
Operating expenses:
Selling, general & administrative	12.2	17.4
Research and development	10.5	15.3

Total operating expenses	22.7	32.7

Loss from operations	(5.9)	(11.3)
Gain on sale of facility		1.2
Interest income and other, net	(0.2)	1.2

Loss before income taxes	(6.1)	(8.9)
Credit for income taxes	—	(0.1)

Net loss	(6.1)%	(8.8)%

Results of Operations

Three Months ended April 30, 2004 Compared to Three Months ended May 2, 2003

Net Sales and Gross Profit. Net sales for the three months ended April 30, 2004 increased 42.9%, to $116.2 million as compared to $81.3 million in the year earlier quarter. The increase is primarily attributable to increased unit sales of our Wireless Systems products and revenues from acquisitions that occurred in 2004 in the Wireless Systems segment. Gross profit increased 12.0%, to $19.5 million in the first quarter of fiscal 2005 as compared to $17.4 million in the year earlier quarter. The increase in gross profit is the result of increased unit sales. Gross profit as a percentage of net sales decreased to 16.8% during the first quarter of fiscal 2005 as compared to 21.4% during the year earlier quarter. The decline is attributable to a continuation of industry-wide pricing pressures in our Wireless Systems operation and transitional costs incurred to relocate manufacturing operations from high cost operations, primarily Finland, to lower cost manufacturing sites in Costa Rica, the Philippines and China.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems (formerly known as the REMEC Commercial operation). Net sales for the three months ended April 30, 2004 increased by $30.8 million, or 51.5%, to $90.7 million as compared to $59.8 million in the year earlier quarter. The increase in our sales is attributable to increased market penetration within the mobile wireless infrastructure equipment market, increased demand from our existing customers and an increase of approximately $8.7 million of sales from acquisitions that occurred in fiscal 2004. Gross profits for the three months ended April 30, 2004 increased to $12.2 million from $12.1 million in the prior year. The increase in gross profit, which was due to sales increases, was mostly offset by a continuation of transitional costs related to our manufacturing relocation noted earlier. These costs are expected to continue into the second quarter of fiscal 2005. Our gross profit for the three months ended April 30, 2004 and the prior year quarter were both favorably impacted from sales of zero cost basis inventory obtained in our acquisition of Spectrian. These impacts totaled approximately $1.2 million in the first quarter of fiscal 2005 and $1.2 million in the prior year quarter. Gross profit as a percentage of net sales decreased from 20.2% in the prior year quarter to 13.4% in the first quarter of fiscal 2005. The decrease was mainly attributable to decreased average selling prices in Wireless Systems products and increased costs associated with the relocation of our manufacturing operations. Operating expenses were $23.0 million in the first quarter of fiscal 2005 as compared to $23.3 million in the prior year quarter. Operating expenses decreased by 1.3% as the result of cost reductions implemented as part of the Company’s previously announced restructuring actions. As a percentage of net sales, operating expenses declined to 25.4% as compared to 38.9% in the prior year quarter. The increase in our sales and gross profits, coupled with the decrease in our operating costs, resulted in a reduction in the operating loss of our Wireless Systems operation by $0.4 million, to $10.8 million in the first quarter of fiscal 2005 as compared to a $11.2 million loss in the prior year quarter.

Defense & Space. Net sales increased by $4.1 million, or 18.8%, to $25.6 million in the first quarter of fiscal 2005, while gross profit as a percentage of sales increased from 24.8% in the first quarter of fiscal 2004 to 28.7% in the first quarter of fiscal 2005. The increase in net sales is primarily attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements in the segment’s U.S. operations. The increase in gross profit as a percentage of net sales is a result of decreased direct labor and overhead costs as a percentage of sales. The lower cost of goods sold primarily reflects continued productivity and manufacturing efficiency improvements at both our Mexico and San Diego facilities on production programs and improved overhead absorption resulting from the increase in production volumes in the segment’s U.S. operations. The segment’s first quarter of fiscal 2005 net sales and gross profit includes a $1.0 million settlement from a contract termination for customer convenience in the segment’s U.S. operations. In addition, our Canadian operations recorded $0.7 million of revenue associated with a revised pricing agreement with a customer. The segment’s operating income increased by $2.0 million to $4.0 million in 2005, primarily as a result of the increase in sales and gross profit as a percentage of sales in the segment’s U.S. operations and the positive impacts from the contract termination settlement and the revised pricing agreement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, were essentially flat, increasing from $14.1 million in the first quarter of fiscal 2004 to $14.2 million in the first quarter of fiscal 2005, but as a percentage of net sales, decreased from 17.4% in 2004 to 12.2% in 2005. The change in SG&A was primarily the result of higher expenses related to the higher business activity offset by a non-recurring integration cost related to the Spectrian acquisition, which was completed in December 2002 and which impacted fiscal 2004. The decrease in the year over year percentage of sales was attributable to leverage achieved at the higher sales levels experienced in the first quarter of fiscal 2005.

Research and Development Expenses, Including In-Process. Research and development expenses decreased from $12.5 million in the first quarter of fiscal 2004 to $12.2 million in the first quarter of fiscal 2005, as the result of reduced spending on the FWA product line, which we sold in May 2004, and refocusing our spending on growth areas. As a percentage of net sales, research and development expenses decreased from 15.3% in 2004 to 10.5% in 2005 as a result of a significant increase in our sales. We expect research and development spending to increase to reflect increased activity associated with new wireless communication products initiatives in the Wireless Systems segment.

Other Expenses, Net and Interest Income. Other expenses, net and interest income, were an expense of $0.2 million versus income of $2.0 million for the same period last year. In the first quarter of fiscal 2004 we realized a $0.9 million gain from the sale of a manufacturing facility in the United Kingdom. In the first fiscal quarter of 2005, we experienced a small foreign currency transaction loss at our European operations versus a gain this period last year.

Provision (Credit) for Income Taxes. Results for the first quarter of fiscal 2005 reflect an insignificant amount of income taxes as compared to a credit for income taxes of $0.1 million record in the first quarter of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, we had $105.0 million of working capital, which included cash, cash equivalents and short-term investments totaling $34.5 million. We also have a $25.0 million revolving working capital line of credit with a bank, which expires in February 2005. The borrowing rate under this credit facility is based on a fixed spread over the London Interbank Offered Rate. Through April 30, 2004, we have not had any borrowings under this credit facility; however, approximately $11.0 million of this facility serves as security for certain financial transactions entered into by the Company, of which $3.5 million of our credit line was utilized as security for the issuance of standby letters of credit while an additional $7.5 million has been utilized in connection with certain forward currency contracts and other banking cash management products. As of April 30, 2004, we were out of compliance with the financial covenants contained in this credit facility. We were also out of compliance with the financial covenants at January 31, 2004. The bank has provided waivers of the defaults at both January 31, 2004 and April 30, 2004. In addition we are currently negotiating changes to this credit facility, which is expected to increase our credit limit and establish new financial covenants. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement.

During the three months ended April 30, 2004, net cash used by operations totaled $23.4 million. The negative operating cash flow during this period was principally the result of cash used to fund $8.7 million of accounts receivable increases due to higher business activity; reductions in accounts payable and accrued expenses of $14.5 million, partially offset by a reduction in inventory of $4.4 million.

During the three months ended April 30, 2004, we used $3.9 million for investing activities. Cash out flows from investing activities were the result of higher capital expenditures and short terms investments, offset by proceeds from the sale of a building in Finland. Our future capital expenditures may continue to be significant as a result of expansion of our international production facilities to support our new wireless communications product development initiatives.

Financing activities during the quarter ended April 30, 2004, consisted of proceeds of $1.1 million resulting from the issuance of common stock under our Employee Stock Purchase Plan, stock option exercises and an $0.8 million increase in long term debt from the execution of capitalized leases in the Philippines for the acquisition of equipment.

Our future cash requirements will depend upon many factors, including the nature and timing of orders by OEM customers, competitive pricing pressures / the status of competitive products, our ability to achieve timely anticipated product cost reductions, the progress of our research and development efforts, and the success of our marketing and sales efforts. Currently our principal source of liquidity consists of our existing cash balances and our bank line of credit. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. In addition, we are currently negotiating a modification to our existing credit facility, which we believe will provide us with additional borrowing capacity. We expect to have the modified credit facility in place in the very near term. We are evaluating alternatives that will provide liquidity that will be additive to the modified credit facility. We believe that available capital resources will be adequate to fund our operations through at least April 30, 2005. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future, be able to secure the anticipated increase to our credit facilities, or maintain and/or grow our existing cash balances.

Off-Balance Sheet Arrangements

As of April 30, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of April 30, 2004:

	Payment Obligations by Year (in 000’s)
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$75,845	$6,573	$7,727	$7,325	$6,126	$5,425	$42,669
Purchase obligations	44,299	44,299	—	—	—	—	—
Restructuring liabilities	1,148	1,148	—	—	—	—	—

	$121,292	$52,020	$7,727	$7,325	$6,126	$5,425	$42,669

We lease certain office and production facilities under non-cancelable agreements classified as operating leases. In accordance with accounting principles generally accepted in the United States, obligations under these long-term leases are not recorded on the balance sheet as liabilities until payment is due.

We incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. Our purchase obligations are comprised of active and passive components as well as custom-machined parts and castings, manufacturing and test equipment, computer hardware and information system infrastructure and other purchase commitments made in the ordinary course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which may allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us.

Our restructuring liabilities consist primarily of severance related and estimated future lease and operating costs on restructured facilities, less offsetting sublease income. The severance is expected to be paid out during the next quarter and the leases will be paid over the respective lease terms, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

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

Revenue Recognition. We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer, although in a growing number of instances, after transfer to our customers through an intermediary warehouse. We generally ship to our customers “Free on Board” shipping point except in the circumstances described above. The SEC’s Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, “Revenue Recognition,” provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. We believe that our revenue recognition policy is consistent with this guidance and in accordance with accounting principles generally accepted in the United States. If our shipping policies were to change, including the point of title transfer, materially different reported results would be likely.

Prospective losses on contracts, which are accrued for, are based upon the anticipated excess of manufacturing costs in inventory over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

Allowance for Doubtful Accounts. Allowances for doubtful accounts are estimated at the segment level based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At April 30, 2004, accounts receivable totaled $77.7 million, net of reserves for bad debt of $3.7 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, our losses from inventory obsolescence have been within our expectations and the reserves established. At April 30, 2004, inventories totaled $74.9 million, net of reserves for excess and obsolete inventory of $19.6 million and contract losses of $7.3 million.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. We are required to assess goodwill impairment in fiscal 2005 using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The majority of our acquisitions that resulted in goodwill being recorded fall within our Wireless Systems segment. The majority of goodwill and other long-lived assets within the Wireless Systems segment are attributable to the ADC Mersum OY, Himark and Paradigm acquisitions. Nanowave Technologies, Inc., which was merged into the Defense & Space segment in connection with the reorganization/reevaluation of the reporting units in 2003, is the only purchased business of this segment. Management determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The estimates we used assume that we will gain market segment share in the future and that the Wireless Systems segment will experience continued recovery and a return to growth and profitability from the current trends. We may incur charges for impairment of goodwill in the future if the telecommunications sector does not recover as we expect, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance or if we fail to achieve our assumed revenue growth rates or assumed gross margins.

Accrued Restructuring Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring efforts in accordance with the Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At April 30, 2004, all accrued restructuring costs had been expensed.

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

Recently Issued Accounting Standards.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement changes the accounting for three types of financial instruments that were previously accounted for as equity – mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the third quarter of fiscal 2004. The adoption of this statement has not had a material impact on REMEC’s operating results or financial position.

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

Interest Rate Risk. In February 2003, the Company entered into a $25.0 million credit facility. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through April 30, 2004, we have had no borrowings under this credit facility and therefore, no related exposure to interest rate movement.

At April 30, 2004, our investment portfolio includes fixed-income securities with a market value of approximately $13.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions were $0.5 million and $1.2 million for the three months ended April 30, 2004 and May 2, 2003, respectively, and are included in Other expense, net and interest income in the Condensed Consolidated Statements of Operations.

Historically, our currency exposures have been primarily concentrated in the Euro and the British Pound Sterling. As fluctuations in these currencies occurred, we experienced equal upward or downward movement in our net sales and related costs and operating expenses. As we continue to concentrate our manufacturing operations in countries whose functional currency is the US dollar, we will be subject to market risk associated with fluctuations in the Euro and the British Pound Sterling. In the fourth quarter of fiscal 2004, we established a formal documented program to utilize foreign currency forward exchange contracts to offset the risk associated with the effects of specific foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Under this program, foreign currency exposures arose from sales denominated in Euro and therefore the related forward contracts qualified for special hedge accounting.

At April 30, 2004, we have open forward contracts totaling a notional amount of 54.9 million Euros with terms of 120 days to one year. During the quarter ended April 30, 2004, we determined that previously hedged forecasted transactions with a notional value of 15.1 million Euros, which originally qualified for special hedge accounting, were not effective as they did not occur in the form originally contemplated. Accordingly, $0.5 million of unrealized gain on these derivatives that had not previously been included in earnings has been reclassified to earnings to reflect the discontinuance of this portion of the cash flow hedge. The reclassified amounts are recorded in Other expense, net and interest income. The remaining forward contracts entered into during the fourth quarter of fiscal 2004, totaling a notional amount of 54.9 million Euros, still qualify for special hedge accounting as it is probable that the forecasted transactions will occur as designated. Our policy is to measure effectiveness by comparing changes in spot exchange rates. This method reflects our risk management strategies, the economics of these strategies in our financial statements and better manages the overall effectiveness of the forward hedges. Under this method, the change in fair value for the quarter ended April 30, 2004 for the forward contracts that still qualify for special hedge accounting attributable to the changes in spot exchange rates (the “effective portion”) totaling $2.6 million and are reported in other comprehensive income in shareholders’ equity. The remaining change in fair value of the forward contract (the “ineffective portion”) totaling $0.1 million has been recognized in Other expense, net and interest income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Items 2 through 5 are not applicable and have been omitted.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Date of Report	Item Reported On
February 12, 2004	Press release issued by REMEC, Inc. announcing its preliminary financial results for the three and twelve months ended January 31, 2004

March 30, 2004	Press release issued by REMEC, Inc. announcing its financial results for the three and twelve months ended January 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, INC.

By:	/s/ ROBERT W. SHANER
Robert W. Shaner Interim Chief Executive Officer

/s/ WINSTON E. HICKMAN
Winston E. Hickman Chief Financial and Accounting Officer

Date: June 9, 2004