Form 10-Q
period 2004-07-30
REMEC INC
filed 2004-09-09
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: August 31, 2004
Common Stock, $.01 par value	61,900,221

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended July 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 30, 2004	January 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,856	$44,783
Short-term investments	4,494	10,296
Accounts receivable, net	79,607	64,194
Notes and other receivables	7,212	7,708
Inventories, net	64,643	75,850
Net assets of discontinued operations (Note 8)	8,841	10,905
Other current assets	6,963	3,481

Total current assets	193,616	217,217

Property, plant and equipment, net	68,864	75,503
Restricted cash	571	569
Goodwill, net	3,018	65,275
Intangible assets, net	2,824	3,257
Other assets	2,229	2,576

	$271,122	$364,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,894	$59,855
Accrued expenses and other current liabilities	45,030	47,401

Total current liabilities	95,924	107,256

Deferred income taxes and other long-term liabilities	4,817	3,999
Shareholders’ equity	170,381	253,142

	$271,122	$364,397

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net sales	$108,755	$80,196	$218,689	$153,795
Cost of sales	98,807	60,302	190,734	117,385

Gross profit	9,948	19,894	27,955	36,410
Operating expenses:
Selling, general and administrative	14,199	11,611	27,545	24,345
Research and development	10,542	11,775	22,225	23,660
Impairment of goodwill (Note 10)	62,400	—	62,400	—
Restructuring and impairment of other long-lived assets (reversals)/charges	(765)	378	(765)	378

Total operating expenses	86,376	23,764	111,405	48,383

Loss from continuing operations	(76,428)	(3,870)	(83,450)	(11,973)
Gain on sale of facility	—	945	—	945
Interest income and other, net	463	777	312	2,800

Loss before income taxes	(75,965)	(2,148)	(83,138)	(8,228)
Income taxes	7	555	10	555

Loss from continuing operations	$(75,972)	$(2,703)	$(83,148)	$(8,783)

Loss from discontinued operations, net of tax	(500)	(855)	(423)	(1,886)

Net loss	$(76,472)	$(3,558)	$(83,571)	$(10,669)

Basic net loss per common share:
Loss from continuing operations	$(1.22)	$(0.05)	$(1.34)	$(0.15)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

	$(1.23)	$(0.06)	$(1.35)	$(0.18)

Diluted net loss per common share:
Loss from continuing operations	$(1.22)	$(0.05)	$(1.34)	$(0.15)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

	$(1.23)	$(0.06)	$(1.35)	$(0.18)

Shares used in computing net loss per common share:
Basic	61,965	58,520	61,884	57,944

Diluted	61,965	58,520	61,884	57,944

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	July 30, 2004	August 1, 2003
OPERATING ACTIVITIES
Net loss from continuing operations	$(83,148)	$(8,783)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,886	8,882
Impairment of goodwill	62,400	—
Unrealized gain/(loss) on foreign currency hedges	1,395	(1,694)
Gain on sale of facilities	—	(945)
Other	(765)	1
Changes in operating assets and liabilities:
Accounts and other receivables	(14,376)	(3,686)
Inventories	10,805	(16,999)
Other current assets	(3,482)	195
Accounts payable	(8,961)	6,380
Accrued expenses, deferred income taxes and other long-term liabilities	(990)	(6,657)

Net cash used by operating activities	(27,236)	(23,306)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,018)	(7,525)
Change in restricted cash	(2)	16,480
Payment for acquisition, net of cash acquired	—	(1,847)
Short-term investments, net	5,247	(2,696)
Proceeds from sale of property, plant & equipment	5,145	6,190
Other assets	204	136

Net cash provided by investing activities	2,576	10,738
FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	—
Proceeds from sale of common stock	1,997	1,756

Net cash provided by financing activities	1,997	1,756
Decrease in cash from continuing operations	(22,663)	(10,812)
Net cash provided by discontinued operations	1,763	4,825
Effect of exchange rate changes on cash	(2,027)	(485)

Decrease in cash and cash equivalents	(22,927)	(6,472)
Cash and cash equivalents at beginning of period	44,783	64,396

Cash and cash equivalents at end of period	$21,856	$57,924

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2004, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, except for impairment of goodwill of $62.4 million (See Note 10), necessary to present fairly the consolidated financial position of REMEC as of July 30, 2004, and the results of its operations for the three and six month periods ended July 30, 2004 and August 1, 2003. The results of operations for the interim period ended July 30, 2004, are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

2. Earnings Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed using the weighted average shares outstanding for each period presented. The diluted net loss per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. As the Company has incurred net losses for all reporting periods presented, there is no difference between basic and diluted net loss per share.

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 489,000 and 691,000 shares for the three and six months ended July 30, 2004, respectively, and 560,000 and 312,000 shares for the three and six months ended August 1, 2003, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effects.

3. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and six months ended July 30, 2004 and August 1, 2003: risk-free interest rates of 4% and 6%, respectively, dividend yields of 0%, expected volatility of 81.6%, 83.2%, 81.6% and 84.4%, and a weighted average expected life of the option of five and seven years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan. The Company has issued 59,000 and 127,000 shares respectively, upon the exercise of stock options during the three and six months ended July 30, 2004.

The following is a summary of the pro forma effects on reported net loss and loss per share for the periods indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting period.

Pro forma information is as follows (in 000’s, except per share data):

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net loss applicable to common shareholders, as reported	$(76,472)	$(3,558)	$(83,571)	$(10,669)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(1,485)	(2,955)	(3,329)	(6,435)

Pro forma net loss	$(77,957)	$(6,513)	$(86,900)	$(17,104)

Net loss per share:
As reported – Basic and diluted	$(1.23)	$(0.06)	$(1.35)	$(0.18)

Pro forma – Basic and diluted	$(1.26)	$(0.11)	$(1.40)	$(0.30)

4. Short-term investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying value of these securities approximates their fair value due to the short maturities of these instruments. As of July 30, 2004 and January 31, 2004, the Company had short-term investments of $4.5 million and $10.3 million, respectively. Gross realized and unrealized losses on short-term investments were not significant in either of the periods ended July 30, 2004 and August 1, 2003.

5. Inventories, net

Inventories consist of the following (in 000’s):

	July 30, 2004	January 31, 2004
Raw materials	$39,816	$44,431
Work in progress	12,332	17,485
Finished goods	12,495	13,934

	$64,643	$75,850

REMEC had a reserve for excess and obsolete inventory of $17.9 million and $19.5 million as of July 30, 2004, and January 31, 2004, respectively. The Company also had additional reserves for anticipated contract losses of $6.6 million and $6.4 million as of July 30, 2004 and January 31, 2004, respectively.

6. Commitments and Contingencies

Legal Matters

Neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect, net of amounts accrued, on results of operation, financial condition or cash flows of REMEC.

Tax Matters

Certain tax authorities are reviewing various tax filing positions and related tax obligations of the Company. The results of these tax audits are not anticipated to have a material adverse effect, net of amounts accrued, on results of operation, financial condition or cash flows of REMEC.

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (“FIN 45”) were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the six months ended July 30, 2004 did not have a material effect on the consolidated financial statements. A description of REMEC’s indemnifications as of July 30, 2004 is provided below. REMEC is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of REMEC’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on REMEC’s results of operation, financial condition or cash flows other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

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

REMEC has guaranteed the performance of one of its wholly owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, REMEC guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at July 30, 2004 is $5.4 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of our customer to make their required payments to us would be a breach of the underlying contract and would subject them to a claim for damages from REMEC.

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

The following table summarizes the activity related to warranty reserves (in 000’s):

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Balance at beginning of period	$8,167	$8,470	$8,867	$8,791
Additions to reserve	279	—	279	4
Usage and release of warranty reserves	—	(596)	(700)	(921)

Balance at end of period	$8,446	$7,874	$8,446	$7,874

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

The components of comprehensive loss, net of tax, are as follows (in 000’s):

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net loss from continuing operations	$(75,972)	$(2,703)	$(83,148)	$(8,783)
Net loss from discontinued operations	(500)	(855)	(423)	(1,886)

Net loss	(76,472)	(3,558)	(83,571)	(10,669)
Change in net unrealized gain (loss) on short-term investments	(187)	944	(555)	498
Change in cumulative foreign currency translation adjustment	(490)	(2,315)	(2,027)	(485)
Change in unrealized gain (loss) on foreign currency hedges	(1,064)	—	1,395	—

Comprehensive loss	$(78,213)	$(4,929)	$(84,758)	$(10,656)

8. Acquisition Transactions and Discontinued Operations

Paradigm Wireless Systems, Inc. (“Paradigm”)

In November 2003, the Company acquired all of the assets and assumed all of the obligations of Paradigm, a private merchant supplier of RF power amplifiers to the telecommunications infrastructure industry, in a stock-for-stock merger. The addition of Paradigm expands the Company’s amplifier product portfolio. Paradigm stockholders received 1,892,107 shares of REMEC common stock. The board of directors of both companies unanimously approved the acquisition, which was valued at $22.1 million (based upon the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $11.03 per share). The Company has accounted for this transaction as a purchase in accordance with SFAS No. 141, Business Combinations. The results of Paradigm are included in the Company’s Wireless Systems segment and has been included in the Company’s consolidated financial statements from the date of acquisition forward.

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

Discontinued Operations

The management of REMEC engaged the services of a financial advisor to facilitate the sale or divestiture of certain of its non-core business operations during the second quarter of fiscal 2005. Pursuant to its decision, the Company completed the sale of its Canadian subsidiary, REMEC Nanowave Techologies Inc. on August 18, 2004, which had net assets of $2.9 million as of July 30, 2004. Terms of the agreement included an upfront cash payment of $3.0 million and the assumption of notes payable. Separately, on August 27, 2004, the Company entered into a non-binding letter of intent (LOI) with a certain party interested in acquiring another non-core business operation which had net assets of $5.9 million as of July 30, 2004. Terms of the LOI were not disclosed pending due diligence on the part of the prospective buyer. The operations for both businesses have been reclassified as assets held for sale in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Operating results of the discontinued operations are shown, net of tax, separately in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $5.4 million and $11.7 million for the three and six month ended July 30, 2004, respectively, and $6.0 million and $13.8 million for the three and six months ended August 1, 2003, respectively.

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of REMEC assuming that the acquisitions of Paradigm and Himark and dispositions of Nanowave and Components occurred on February 1, 2003. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net sales	$108,755	$85,259	$218,689	$167,533
Net loss from continuing operations	(75,972)	(4,437)	(83,148)	(12,691)
Net loss from discontinued operations	(500)	(855)	(423)	(1,886)

Net loss	(76,472)	(5,292)	(83,571)	(14,577)
Loss per share:
Basic and diluted	$(1.23)	$(0.09)	$(1.35)	$(0.25)

9. Information by Segment

The Company operates in two reportable segments, Wireless Systems and Defense & Space. The Wireless Systems segment was created as the result of the reorganization of the Commercial segment announced on May 10, 2004. The Wireless Systems segment, which includes the recently acquired operations of Paradigm and Himark, develops and manufactures high frequency subsystems used in the transmission of voice, video and data traffic over fixed access and mobile wireless communication networks. The Defense & Space segment provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment and Geographic Area Data (in 000’s):

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net sales:
Wireless Systems	$84,498	$60,218	$170,936	$114,433
Defense & Space	24,257	19,978	47,753	39,362

Consolidated net sales	$108,755	$80,196	$218,689	$153,795

Net sales to external customers:
United States	$54,624	$43,437	$101,259	$83,053
Canada	48	—	70	—
Europe	43,590	23,867	82,928	48,020
Asia	8,423	10,802	31,655	20,500
All other geographic regions	2,070	2,090	2,777	2,222

Total net sales to external customers	$108,755	$80,196	$218,689	$153,795

Income (loss) from continuing operations:
Wireless Systems	$(79,658)	$(6,581)	$(90,543)	$(15,277)
Defense & Space	3,686	3,878	7,395	6,494

Consolidated loss from continuing operations	$(75,972)	$(2,703)	$(83,148)	$(8,783)

Depreciation and amortization:
Wireless Systems, net of discontinued operations	$3,821	$2,353	$7,651	$6,343
Defense & Space, net of discontinued operations	1,261	2,186	2,235	2,539

Consolidated depreciation and amortization, net of discontinued operations	$5,082	$4,539	$9,886	$8,882

Wireless Systems, discontinued operations	$18	$18	$36	$36
Defense & Space, discontinued operations	177	353	355	677

Consolidated depreciation and amortization, discontinued operations	$195	$371	$391	$713

Wireless Systems	$3,839	$2,371	$7,687	$6,379
Defense & Space	1,438	2,539	2,590	3,216

Consolidated depreciation and amortization	$5,277	$4,910	$10,277	$9,595

	July 30, 2004	January 31, 2004
Identifiable assets:
Wireless Systems, net of discontinued operations	$220,397	$316,584
Defense & Space, net of discontinued operations	41,884	36,908

Consolidated identifiable assets, net of discontinued operations	$262,281	$353,492

Wireless Systems, discontinued operations	$5,967	$7,519
Defense & Space, discontinued operations	2,874	3,386

Consolidated identifiable assets, discontinued operations	$8,841	$10,905

Wireless Systems	$226,364	$324,103
Defense & Space	44,758	40,294

Consolidated identifiable assets	$271,122	$364,397

Long-lived assets by area:
United States, net of discontinued operations	$983	$69,398
Canada, net of discontinued operations	—	—
Europe, net of discontinued operations	31,973	37,096
Costa Rica, net of discontinued operations	11,254	9,625
Asia, net of discontinued operations	32,725	30,493

Consolidated long-lived assets by area, net of discontinued operations	$76,935	$146,612

United States, discontinued operations	$—	$—
Canada, discontinued operations	—	—
Europe, discontinued operations	—	—
Costa Rica, discontinued operations	—	—
Asia, discontinued operations	—	—

Consolidated long-lived assets by area, discontinued operations	$—	$—

United States	$983	$69,398
Canada	—	—
Europe	31,973	37,096
Costa Rica	11,254	9,625
Asia	32,725	30,493

Consolidated long-lived assets by area	$76,935	$146,612

10. Goodwill Impairment

During the three months ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management’s assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The assumptions used in this impairment test included sales growth rates ranging from 4%-8%, gross profit margins ranging from 14%-24%, and a discount rate of 18.6%. The estimates used reflect the Company’s inability to gain market segment share or attain the level of profitability previously anticipated. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. The Company will have to issue financial statements before completing the second step of the impairment test that allows management to measure the actual amount of the impairment loss. Using the guidance included in SFAS No. 5, Accounting for Contingencies the Company has determined that an impairment loss is probable and that this impairment loss can be reasonably estimated. The Company’s management has made its best estimate of the goodwill impairment loss for the Wireless Systems reporting segment to be $62.4 million. In accordance with SFAS No. 142, the Company has recorded an estimated charge to write down the value of its goodwill in the three months ended July 30, 2004. Any adjustment to this estimated charge will be adjusted based on the completion of the second step of the impairment test which is expected to be completed during the Company’s third quarter of fiscal 2005.

The primary factors that contributed to the impairment assessment of the Wireless Systems reporting segment in the three months ended July 30, 2004 were continued projected losses resulting from industry overcapacity resulting in lower profit margins, and manufacturing cost reductions lagging market price decreases.

The changes in the carrying amount of goodwill for the six months ended July 30, 2004 are as follows:

Goodwill, net
(In thousands)
Balance as of January 31, 2004	$65,275
Goodwill increase related to Paradigm acquisition (Note 8)	143
Impairment losses	(62,400)

Balance as of July 30, 2003	$3,018

11. Restructuring and Impairment of Other Long-lived Assets

2004 Restructuring:

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

The following table (in 000’s) summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses in the accompanying condensed consolidated balance sheets related to the 2004 restructuring:

Severance Costs for Involuntary Employee Terminations
Balance at April 30, 2004:	$243

Activity:
Cash	(169)

Balance at July 30, 2004	$74

2004 Impairment:

During the second quarter the Company completed the sale of both of its buildings in Finland. The Company initially recorded a charge of $1.0 million, however, based on higher than expected selling prices, the Company has reversed $0.8 million of the amount originally recorded. This amount is included in the caption Restructuring and Impairment of other Long-lived assets in the statement of operations.

2002 Restructuring:

During the fourth quarter of fiscal 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. The Company’s restructuring plan, which is primarily associated with its Wireless segment, included reductions in its overall cost structure, realignment of manufacturing capacity to current levels of demand and the transition of manufacturing operations to low cost, low tax offshore locations. A component of its restructuring charge included the estimated cost of exiting certain leased locations. The facilities leases on these properties expire at various dates through February 2010.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet at July 30, 2004 (in 000’s):

Costs to Exit Certain Lease Obligations
Balance at April 30, 2004	$418

Activity:
Cash	(156)
Reversal	(73)

Balance at July 30, 2004	$189

The remaining balance of the accrued restructuring reserve, related to the fiscal 2002 restructuring, relates to the Company’s contractual obligations and other charges associated with the consolidation of certain facilities within its Wireless Systems segment.

12. Intangible Assets

Acquired intangible assets subject to amortization at July 30, 2004 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(1,976)	$2,824
Trademark and trade name	110	(110)	0

	$4,910	$(2,086)	$2,824

Amortization expense for intangible assets was $0.1 million and $0.3 million for the three months and six months ended July 30, 2004, respectively, and $0.3 million and $0.4 million for the three and six months ended August 1, 2003, respectively.

13. Amended Credit Agreement

On July 6, 2004, the Company extended the term of its existing revolving working capital line of credit with its senior lender, Silicon Valley Bank, to July 5, 2005, and increased the maximum amount of the credit facility to $30.0 million of which, $17.4 million is available and $5.4 million has been used under letter of credit arrangements and $7.2 million has been utilized in connection with foreign currency forward contracts. The credit facility is secured by the Company’s domestics trade receivables and inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

REMEC designs and manufactures microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks and provides advanced integrated microwave subsystem solutions for defense and space electronics applications. We manufacture our products at our own plants in Heredia, Costa Rica; Laguna, Philippines; Shanghai, China; Tijuana, Mexico; and Kearny Mesa and Escondido, California. We sell our wireless systems products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we sell certain niche products directly to network service providers. Our RF and microwave equipment is sold to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation. Our net revenue consists principally of sales of our microwave and RF products. Such sales represent most of our total net revenue in fiscal 2005.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the economic and market conditions in our markets and excess industry capacity in commercial wireless markets;

•	uncertainty regarding the timing of orders and the continuance of a strong defense market;

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets.

From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations to continue. For these and other reasons, our net revenue results in the current period may not be indicative of our future net revenue potential.

Despite risks that could negatively impact our sales, we believe volume opportunities exist in our commercial and defense and space markets. The emerging economies of China, India and other developing nations are creating strong demand for new wireless network installations. Investment in improved weapons systems by the U.S. Government in response to worldwide terrorist threats is expected to continue strong, benefiting sales prospects for our Defense & Space operations. Growth in next generation digital broadband 3G networks, which improve the quality of wireless voice, video and data transmission to levels comparable to that of dedicated broadband networks, is stimulating demand for new 3G-compatible signal transmission components. The eventual replacement of analog networks with all-digital broadband technology is resulting from consumers’ growing acceptance of a new generation of voice, video and data compatible cell phones, PDAs, laptop computers and portable communication devices. The widespread use of digitally based wireless communications products reflects consumers’ growing acceptance of wireless communications as an essential, timesaving “go anywhere” technology that has become an integral part of today’s lifestyles.

Although we believe significant volume growth opportunities exist in the markets we serve, we also believe that excess capacity in the commercial marketplace will continue to exert downward pressure on pricing. We believe these pricing conditions will continue for sometime and we cannot predict when or if they will improve. This condition places considerable downward pressure on our product gross margins. We have major cost improvement initiatives underway which we believe will reduce manufacturing and operating costs and are necessary for us to continue to provide high quality products at competitive prices to our customers; however, gross margins on our products may not be improved as a result of these actions due to industry pricing pressures.

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

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of operations data for the periods indicated:

	Three months ended		Six months ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.9	75.2	87.2	76.3

Gross profit	9.1	24.8	12.8	23.7
Operating expenses:
Selling, general and administrative	13.0	14.4	12.6	15.8
Research and development	9.7	14.7	10.2	15.4
Impairment of goodwill	57.4	—	28.5	—
Restructuring and impairment of other long-lived assets (reversals)/charges	(0.7)	0.5	(0.3)	0.3

Total operating expenses	79.4	29.6	51.0	31.5

Loss from continuing operations	(70.3)	(4.8)	(38.2)	(7.8)
Gain on sale of facility	—	1.1	—	0.7
Interest income and other, net	0.4	1.0	0.2	1.8

Loss before income taxes	(69.9)	(2.7)	(38.0)	(5.3)
Income taxes	0.0	0.7	0.0	0.4

Loss from continuing operations	(69.9)	(3.4)	(38.0)	(5.7)
Loss from discontinued operations, net of tax	(0.4)	(1.0)	(0.2)	(1.2)

Net loss	(70.3)%	(4.4)%	(38.2)%	(6.9)%

Results of Operations

Three Months Ended July 30, 2004 as Compared to Three Months Ended August 1, 2003

Net Sales And Gross Profit. Net sales for the three months ended July 30, 2004 increased 35.6 % over the comparable prior year period primarily in our commercial wireless systems products. Our defense & space sales were up significantly as well during this period. Continued downward pricing pressures in our commercial wireless markets combined with additional costs to begin production on new amplifier and filter products and relocate our manufacturing operations from Finland to China and Costa Rica resulted in a decline in our gross margin as a percentage of net sales from 24.8% for the second quarter of fiscal 2004 to 9.1% in the comparable period of fiscal 2005.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems. Net sales increased 40.3%, from $60.2 million for the three months ended August 1, 2003 to $84.5 million for the three months ended July 30, 2004. Increased sales of the Company’s original equipment (OEM) amplifier products, filters, tower mounted antennas and high frequency point-to-point outdoor radios and transceivers (ODUs) were partially offset by reduced amplifier sales to network operators and decreased Fixed Wireless product sales as a result of their divestiture. The reduction in demand from network operators was the result of consolidations in the U.S marketplace.

Gross profit as a percentage of net sales decreased from 21.8% for the three months ended August 1, 2003 to 4.0% for the three months ended July 30, 2004. The decline was the result of price reductions on certain products, higher reserves, and start up costs required to begin production on new amplifier and filter products and relocate our manufacturing operations from Finland to China and Costa Rica as discussed earlier. Results for the second quarter of fiscal 2004 included a favorable impact totaling $2.8 million of low cost basis inventory obtained in our acquisition of Spectrian. These sales declined to $0.6 million in the second quarter of fiscal 2005.

Operating expenses (including restructuring impacts) as a percentage of sales decreased to 24.9% of sales from 35.5% in the comparable year earlier quarter. For the three months ended July 30, 2004 operating expenses decreased by $0.3 million, or 1.4%, from $21.4 million for the three months ended August 1, 2003 to $21.1 million for the three months ended July 30, 2004. Additional bad debt expense, strategic consulting, and the Sarbanes-Oxley implementation costs were mostly offset by the reversal of reserves related to the sale of buildings in Finland.

In July 2004, we took a charge of $62.4 million for the impairment of goodwill on the wireless business segment (see Note 10).

Excluding the impact of discontinued operations, the net loss of the Wireless Systems segment was $(6.6) million for the three months ended August 1, 2003 versus $(79.7) million for the three months ended July 30, 2004.

Defense & Space. Net sales increased 21.4%, from $20.0 million for the three months ended August 1, 2003 to $24.3 million for the three months ended July 30, 2004. The increase was primarily attributable to increased production program sales. Gross profit as a percentage of net sales decreased from 33.9% for the three months ended August 1, 2003 to 27.2% for the three months ended July 30, 2004. The decrease was primarily the result of increased direct materials content in the current production programs partially offset by lower manufacturing overhead. Operating expenses expressed as a percentage of net sales were 12.0% for the three months July 30, 2004, unchanged from the prior year quarter ended August 1, 2003. Net income for the Defense & Space segment of $3.7 million was down slightly from $3.9 million recorded in the prior year quarter primarily due to the lower gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, decreased from 14.4% of sales for the three months ended August 1, 2003 to 13.0% of sales for the three months ended July 30, 2004. SG&A costs totaled $14.2 million for the three months ended July 30, 2004 as compared to $11.6 million for the comparable prior year quarter, an increase of $2.6 million. The increase was primarily due to an increase of bad debt reserves, additional expenses for strategic consulting, and the Sarbanes-Oxley implementation.

Research And Development Expenses. Research and development expenses, or R&D, decreased $1.2 million or 10.5% for the three months ended July 30, 2004 as compared to the comparable prior year quarter. Expenses were $11.7 million in the comparable prior year period as compared to $10.5 million for the three months ended July 30, 2004. The decrease was primarily due to the sale of the Fixed Wireless product line in May 2004 and the result of improved discretionary cost controls. As a percentage of net sales, research and development expenses decreased to 9.7% for the three months ended July 30, 2004 compared to 14.7% in the comparable prior year.

Restructuring Charges. Results for the three months ended August 1, 2003 include a restructuring charge of $0.4 million related to the sub-lease of two facilities closed as part of the Company’s fiscal 2002 restructuring plan. For the three months ended July 30, 2004, the Company recognized a credit in the amount of $0.8 million predominantly related to the reversal of reserves related to the sale of a buildings in Finland.

Impairment of Goodwill. During the three months ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The estimates used reflect the Company’s inability to gain market share or attain the level of profitability previously anticipated. As a result, the Company has not met its initial plan and has thus changed the assumptions used in its impairment analysis. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment (see Note 10).

Interest income and other, net. Interest income and other, net, were $0.5 million for the three months ended July 30, 2004. This resulted primarily from amortization of deferred gains on the prior sale of assets and foreign exchange gains on working capital balances in the Company’s foreign entities totaling $0.7 million. These were partially offset by interest and other miscellaneous expenses tolling $(0.2) million.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, no tax benefit has been recorded during fiscal 2004. Income tax payments for the three months ended July 2004 and the comparable year earlier period reflect tax payments to various state tax entities.

Six Months Ended July 30, 2004 as Compared to Six Months Ended August 1, 2003

Net Sales And Gross Profit. Net sales for the six months ended July 30, 2004 increased 42.2% over the comparable prior year period primarily as a result of increased sales of commercial wireless systems products as discussed below. Pricing pressures in the commercial wireless markets we operate in, combined with additional costs to begin production on new amplifier and filter products and to relocate our manufacturing operations from Finland to China and Costa Rica (as discussed earlier) resulted in a decline in our gross margin as a percentage of net sales from 23.7% for the six months ended August 1, 2003 to 12.8% in the comparable period of fiscal 2005.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems. Net sales increased 49.4%, from $114.4 million for the six months ended August 1, 2003 to $170.9 million for the six months ended July 30, 2004. Original equipment (OEM) amplifier products were up as a result of the Paradigm Systems acquisition, new customer business, and the rollout of new programs. Filters, tower mounted antennas and high frequency point-to-point outdoor radios and transceivers (ODUs) also increased year over year. These increases were partially offset by reduced demand for network operator amplifiers resulting from the consolidation of the U.S. marketplace, and decreased Fixed Wireless product sales as a result of their divestiture.

Gross profit as a percentage of net sales decreased from 21.1% for the six months ended August 1, 2003 to 8.6% for the six months ended July 30, 2004. The decline was the result of additional costs required to begin production on new amplifier and filter products and to relocate our manufacturing operations from Finland to China and Costa Rica as discussed earlier and higher reserves. Results for the six months ended August 1, 2003 included a favorable impact totaling $3.8 million of low cost basis inventory obtained in our acquisition of Spectrian. This favorable impact declined to $1.8 million during the comparable period of fiscal 2005.

For the six months ended July 30, 2004, operating expenses (including restructuring charges) totaled $43.1 million, a decrease of $0.1 million or 0.2% as compared to the six months ended August 1, 2003. The decrease in operating expenses is attributable to the reversal of reserves related to the sale of buildings in Finland partially offset by increased bad debt, strategic consulting, and Sarbanes-Oxley implementation expenses.

In July 2004, we took a charge of $62.4 million for the impairment of goodwill on the wireless business segment (see Note 10).

Excluding the impact of discontinued operations, noted earlier, the net loss of the Wireless Systems segment was $(15.3) million for the six months ended August 1, 2003 and was $(90.5) million for the six months ended July 30, 2004.

Defense & Space. Net sales increased 21.3% from $39.4 million for the six months ended August 1, 2003 to $47.8 million for the six months ended July 30, 2004. The increase was primarily attributable to increased delivery rates on production programs based on customer contract requirements in the segment’s US operations. Gross profit as a percentage of net sales decreased slightly from 31.2% for the six months ended August 1, 2003 to 27.9% for the six months ended July 30, 2004. The decrease was primarily the result of increased direct materials costs offset by lower manufacturing overhead costs. Operating expenses as a percentage of net sales decreased from 13.5% for the six months ended August 1, 2003 to 12.6% for the six months ended July 30, 2004. The decrease in the operating expenses as a percentage of sales was mostly due to the higher net sales for the six months ended July 30, 2004 compared to the six months ended August 1, 2003. The net income of the Defense & Space segment increased from $6.5 million for the six months ended August 1, 2003 to $7.4 million for the six months ended July 30, 2004, primarily due to the increase in sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, decreased as a percentage of sales from 15.8% for the six months ended August 1, 2003 to 12.6% for the six months ended July 30, 2004. In absolute dollars, SG&A increased from $24.3 million for the six months ended August 1, 2003 to $27.5 million for the six months ended July 30, 2004. The increase was primarily due to an increase of bad debt reserves, additional expenses for strategic consulting, and the Sarbanes-Oxley implementation.

Research And Development Expenses. Research and development expenses decreased from $23.7 million in the comparable prior year period to $22.2 million for the six months ended July 30, 2004. The decrease was primarily due to the sale of the Fixed Wireless product line in May 2004 and the result of improved discretionary cost controls. As a percentage of sales, research and development expenses decreased from 15.4% in the comparable prior year period to 10.2% for the six months ended July 30, 2004.

Restructuring Charges. Results for the six months ended August 1, 2003 include a restructuring charge of $0.4 million related to the sub-lease of two facilities closed as part of the Company’s fiscal 2002 restructuring plan. For the six months ended July 30, 2004, the Company recognized a credit in the amount of $0.8 million related to the reversal of reserves intended for the sale of two buildings in Finland, one during the first quarter and another during the second quarter of fiscal 2005.

Impairment of Goodwill. During the three months ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment (see Note 10).

Interest income and other, net. Interest income and other, net, were $0.3 million for the six months ended July 30, 2004. This resulted primarily from amortization of deferred gains on the prior sale of assets and foreign exchange gains on working capital balances in the Company’s foreign entities totaling $0.5 million. These were partially offset by other miscellaneous expenses of $(0.2) million.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, no tax benefit has been recorded during fiscal 2004. Income tax payments for the three months ended July 2004 and the comparable year earlier period reflect tax payments to various state tax entities.

Liquidity and capital resources

At July 30, 2004, we had $97.7 million of working capital, which included cash and cash equivalents totaling $21.9 million and short-term investments totalling $4.5 million. During the second quarter, we also renegotiated our credit facility and now have a $30.0 million revolving working capital line of credit with a bank, that expires in July 2005. The borrowing rate under this credit facility is based on prime + 1%, with prime being defined as “the bank’s most recently announced per annum ‘prime rate’.” Through July 30, 2004, we have not had any borrowings under this credit facility; however, approximately $12.6 million of this facility serves as security for certain financial transactions entered into by the Company, of which $5.4 million of our credit line was utilized as security for the issuance of standby letters of credit while an additional $7.2 million has been utilized in connection with certain foreign currency forward contracts and other banking cash management products. We are required to meet certain financial covenants for quick ratio and tangible net worth. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement.

During the six months ended July 30, 2004, net cash used by operations totaled $27.2 million. The negative operating cash flow during this period was principally the result of cash used to fund our loss (net of non-cash items including depreciation and amortization expense and goodwill impairment) of $10.2 million, $14.4 million of accounts receivable increases due to higher business activity; reductions in accounts payable and accrued expenses of $13.4 million, partially offset by a reduction in inventory of $10.8 million.

During the six months ended July 30, 2004, we generated $2.6 million of cash from investing activities. Cash inflows from investing activities included the sale of a building in Finland and proceeds from other short-term investments which more than offset $8.0 million of cash outflows related to the purchase of capital expenditures.

Financing activities provided approximately $2.0 million during the six months ended July 30, 2004, primarily as a result of proceeds from the issuance of common stock under our Employee Stock Purchase Plan and stock option exercises.

Our future cash requirements will depend upon many factors, including the nature and timing of orders by OEM customers, competitive pricing pressures, the status of competitive products, our ability to achieve timely anticipated product cost reductions, the progress of our research and development efforts, and the success of our marketing and sales efforts. Currently our principal source of liquidity consists of our existing cash balances and our bank line of credit. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. We are evaluating alternatives that will provide liquidity that will be additive to the current credit facility. We believe that our existing working capital and that available under our existing bank credit line will be adequate to fund our operations through at least July 31, 2005. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or product gross margins would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future, be able to secure the anticipated increase to our credit facilities, or maintain and/or grow our existing cash balances.

We are exploring a number of strategic and financing alternatives, including the sale of additional business units. We have engaged a financial advisor to assist in the analysis and exploration of these alternatives. We cannot predict when any of these alternatives will be consummated, if at all.

Off-Balance Sheet Arrangements

As of July 30, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of July 30, 2004:

	Payment Obligations by Year (in 000’s)
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$73,153	$4,121	$7,487	$7,325	$6,126	$5,425	$42,669
Purchase obligations	40,171	40,171	—	—	—	—	—
Restructuring liabilities	262	262	—	—	—	—	—

	$113,586	$44,554	$7,487	$7,325	$6,126	$5,425	$42,669

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

Allowance for Doubtful Accounts. Allowances for doubtful accounts are estimated at the segment level based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At July 30, 2004, accounts receivable totaled $79.6 million, net of reserves for bad debt of $5.4 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, our losses from inventory obsolescence have been within our expectations and the reserves established. At July 30, 2004, inventories totaled $64.6 million, net of reserves for excess and obsolete inventory of $17.9 million and contract losses of $6.6 million.

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

The majority of our acquisitions that resulted in goodwill being recorded fall within our Wireless Systems segment. The majority of goodwill and other long-lived assets within the Wireless Systems segment are attributable to the ADC Mersum OY, Himark and Paradigm acquisitions. Nanowave Technologies, Inc., which was merged into the Defense & Space segment in connection with the reorganization/reevaluation of the reporting units in 2003, is the only purchased business of this segment. Management determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level. Our impairment review process is based on the income approach methodology of valuation that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates.

We performed an assessment of goodwill impairment as of July 30, 2004 and the Company determined that there were indicators of impairment for the Wireless Systems reporting segment. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment (see Note 10).

Accrued Restructuring Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring efforts in accordance with the Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At July 30, 2004, all accrued restructuring costs had been expensed.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk. In July 2004, we increased our credit facility from $25.0 million to $30.0 million of which $17.4 million is available for borrowing at July 30, 2004. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates.

At July 30, 2004, our investment portfolio includes fixed-income securities with a market value of approximately $4.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions were $0.3 million and $0.3 million for the three months and six months ended July 30, 2004, respectively, and $0.5 million and $0.9 million for the three and six month ended August 1, 2003, respectively, and are included in Interest income and other, net in the Condensed Consolidated Statements of Operations.

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

At July 30, 2004, we have open forward contracts totaling a notional amount of 41.9 million Euros with terms of 120 to 330 days. The fair value of these forward contracts amounted to $2.3 million and are included in other current assets. During the quarter ended April 30, 2004, we determined that previously designated hedged forecasted transactions with a combined notional value of 13.0 million Euros, which originally qualified for special hedge accounting, had to be discontinued as the forecasted transactions no longer were expected to occur in the form originally contemplated. Accordingly, $0.7 million of unrealized gains on these derivatives that had not previously been included in earnings had to be reclassified to earnings to reflect the discontinuance of this portion of the cash flow hedge. The reclassified amounts are recorded in Interest income and other, net. The remaining forward contracts entered into during the fourth quarter of fiscal 2004, totaling a notional amount of 41.9 million Euros, still qualify for special hedge accounting as it is probable that the forecasted transactions will occur as designated. Our policy is to measure effectiveness by comparing changes in spot exchange rates. This method reflects our risk management strategies, the economics of these strategies in our financial statements and better manages the overall effectiveness of the forward hedges. Under this method, the change in fair value for the quarter ended July 30, 2004 for the forward contracts that still qualify for special hedge accounting attributable to the changes in spot exchange rates (the “effective portion”) totaling $2.8 million and are reported in other comprehensive income in shareholders’ equity. The remaining change in fair value of the forward contract (the “ineffective portion”) totaling $0.6 million has been recognized in Interest income and other, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

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

Sarbanes-Oxley 404 Compliance. We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase where we have identified what may be control deficiencies in our system of internal controls. As we move to the testing phase of our project, we expect to validate these potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect, net of amounts accrued, on the results of operations, financial condition or cash flows of REMEC.

Items 2 through 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description
10.1	Executive Transition Agreement dated June 23, 2004 between REMEC, Inc. and Clark Hickock

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Date of Report	Item Reported On
May 13, 2004	Press release issued by REMEC, Inc. annoucing the sale of its Fixed Wireless and Anntenna & Artificial Intelligence businesses and related assets as well as the reorganziation of its business (item 5).

June 8, 2004	Press release issued by REMEC, Inc. announcing its financial results for the three months ended April 30, 2004 (item 12).

September 2, 2004	Press release announcing the appointment of the new principal executive officer (item 5.02).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ THOMAS H. WAECHTER
Thomas H. Waechter
President & Chief Executive Officer

/s/ WINSTON E. HICKMAN
Winston E. Hickman
Chief Financial and Accounting Officer

Date:	September 8, 2004