Form 10-Q
period 2004-10-29
REMEC INC
filed 2004-12-08
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO   ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 3, 2004
Common Stock, $.01 par value	62,078,679

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended October 29, 2004

CERTIFICATIONS

EXHIBITS
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 29, 2004	January 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,517	$44,783
Short-term investments	2,589	10,296
Accounts receivable, net	76,061	64,194
Notes and other receivables	7,271	7,708
Inventories, net	67,746	75,850
Net assets of discontinued operations (Note 8)	—	10,905
Other current assets	3,432	3,481

Total current assets	197,616	217,217

Property, plant and equipment, net	67,359	75,503
Restricted cash	571	569
Goodwill, net	3,018	65,275
Intangible assets, net	2,653	3,257
Other assets	2,047	2,576

	$273,264	$364,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,532	$59,855
Accrued expenses and other current liabilities	47,461	47,401

Total current liabilities	101,993	107,256

Deferred income taxes and other long-term liabilities	4,328	3,999
Shareholders’ equity	166,943	253,142

	$273,264	$364,397

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net sales	$104,369	$98,575	$323,058	$252,369
Cost of sales	85,094	76,672	275,827	194,056

Gross profit	19,275	21,903	47,231	58,313
Operating expenses:
Selling, general and administrative	13,781	11,505	41,432	35,849
Research and development	9,049	11,439	31,274	35,099
Impairment of goodwill	—	—	62,400	—
Restructuring and impairment of other long-lived assets (reversals)/charges	(17)	—	(888)	378

Total operating expenses	22,813	22,944	134,218	71,326

Loss from continuing operations	(3,538)	(1,041)	(86,987)	(13,013)
Gain on sale of facility	—	—	—	945
Interest income and other, net	(504)	(1,954)	(193)	846

Loss before income taxes	(4,042)	(2,995)	(87,180)	(11,222)
Income taxes	9	(31)	19	24

Loss from continuing operations	$(4,051)	$(2,964)	$(87,199)	$(11,246)

Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax	567	(1,120)	144	(3,507)

Net loss	$(3,484)	$(4,084)	$(87,055)	$(14,753)

Basic net loss per common share:
Loss from continuing operations	$(0.07)	$(0.05)	$(1.41)	$(0.19)
Income (loss) from discontinued operations	0.01	(0.02)	0.00	(0.06)

	$(0.06)	$(0.07)	$(1.41)	$(0.25)

Diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.05)	$(1.41)	$(0.19)
Income (loss) from discontinued operations	0.01	(0.02)	0.00	(0.06)

	$(0.06)	$(0.07)	$(1.41)	$(0.25)

Shares used in computing net loss per common share:
Basic	62,153	59,260	61,974	58,382

Diluted	62,153	59,260	61,974	58,382

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended
	October 29, 2004	October 31, 2003
OPERATING ACTIVITIES
Net loss from continuing operations	$(87,199)	$(11,246)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization from continuing operations	14,732	13,400
Impairment of goodwill	62,400	—
Unrealized gain/(loss) on foreign currency hedges	(1,416)	294
Gain on sale of facilities	—	(945)
Restructuring and impairment of other long-lived assets (reversals)/charges	(888)	10
Changes in operating assets and liabilities:
Accounts and other receivables	(10,889)	(16,844)
Inventories	7,879	(32,174)
Other current assets	49	2,452
Accounts payable	(5,323)	18,672
Accrued expenses, deferred income taxes and other long-term liabilities	1,075	(13,305)

Net cash used by operating activities	(19,580)	(39,686)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,244)	(10,139)
Change in restricted cash	(2)	16,480
Payment for acquisition, net of cash acquired	—	(1,847)
Short-term investments, net	7,823	(540)
Proceeds from sale of property, plant & equipment	5,145	6,190
Other assets	387	273

Net cash provided by investing activities	2,109	10,417
FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	—
Proceeds from sale of common stock	2,643	5,655

Net cash provided by financing activities	2,643	5,655
Decrease in cash from continuing operations	(14,828)	(23,614)
Net cash provided by discontinued operations	11,049	4,711
Effect of exchange rate changes on cash	(487)	246

Decrease in cash and cash equivalents	(4,266)	(18,657)
Cash and cash equivalents at beginning of period	44,783	64,396

Cash and cash equivalents at end of period	$40,517	$45,739

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2004, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, except for impairment of goodwill of $62.4 million which was recorded in the quarter ending July 30, 2004 (See Note 10), necessary to present fairly the consolidated financial position of REMEC as of October 29, 2004, and the results of its operations for the three and nine month periods ended October 29, 2004 and October 31, 2003. The results of operations for the interim period ended October 29, 2004, are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

2. Loss Per Share

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

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 292,000 and 575,000 shares for the three and nine months ended October 29, 2004, respectively, and 894,000 and 506,000 shares for the three and nine months ended October 31, 2003, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effects.

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

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and nine months ended October 29, 2004 and October 31, 2003: risk-free interest rates of 4% and 6%, respectively, dividend yields of 0%, expected volatility of 56.9%, 63.6%, 57.3% and 83.9%, and a weighted average expected life of the option of five and seven years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan. The Company has issued 4,000 and 131,000 shares respectively, upon the exercise of stock options during the three and nine months ended October 29, 2004.

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

Pro forma information is as follows (in 000’s, except per share data):

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net loss applicable to common shareholders, as reported	$(3,484)	$(4,084)	$(87,055)	$(14,753)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(1,728)	(3,665)	(5,057)	(11,868)

Pro forma net loss	$(5,212)	$(7,749)	$(92,112)	$(26,621)

Net loss per share:
As reported – Basic and diluted	$(0.06)	$(0.07)	$(1.41)	$(0.25)

Pro forma – Basic and diluted	$(0.08)	$(0.13)	$(1.49)	(0.46)

4. Short-term investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying value of these securities approximates their fair value due to the short maturities of these instruments. As of October 29, 2004 and January 31, 2004, the Company had short-term investments of $2.6 million and $10.3 million, respectively. Gross realized and unrealized losses on short-term investments were not significant in either of the periods ended October 29, 2004 and October 31, 2003.

5. Inventories, net

Inventories, net consist of the following (in 000’s):

	October 29, 2004	January 31, 2004
Raw materials	$45,882	$44,431
Work in progress	9,623	17,485
Finished goods	12,241	13,934

	$67,746	$75,850

The Company had a reserve for excess and obsolete inventory of $15.4 million and $19.5 million as of October 29, 2004, and January 31, 2004, respectively. The Company also had additional reserves for anticipated contract losses of $6.4 million as of October 29, 2004 and January 31, 2004.

6. Commitments and Contingencies

Legal Matters

On September 29, 2004 three class action lawsuits were filed against the Company and current and former officers in the United States District Court for the Southern District of California alleging violations of federal securities laws between September 8, 2003 and September 8, 2004. The complaints assert, among other things, that during that time period, false and misleading statements were made and material information was not disclosed regarding the Company’s financial condition and performance, growth, operations, financial statements, markets, management, earnings and present and future business prospects. The Company believes that these lawsuits are without merit and intends to defend against them vigorously.

Other than the lawsuits described above, neither the Company nor any of its subsidiaries is presently subject to any material litigation, nor to the Company’s knowledge, is such litigation threatened against the Company or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition, cash flows or results of operations of the Company.

Tax Matters

In the ordinary course of doing business, tax authorities regularly issue notices that require the Company to address certain tax matters. These notices are not indicative of an ongoing audit, but are the result of certain discrepancies that occur in various income tax, payroll tax or other tax-related matters. The Company anticipates that the result of these notices will not have a material adverse effect on results of operations, financial condition or cash flows of the Company. The Company believes that it has established sufficient reserves to offset any potential impact that might occur as a result of these notices.

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (“FIN 45”) were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the nine months ended October 29, 2004 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications as of October 29, 2004 is provided below. The Company is unable to reasonably estimate the maximum amount that it could be required to pay under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s results of operation, financial condition or cash flows other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

The Company often designs, develops and manufactures products to a customer’s specification and may provide the customer with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement. The Company cannot determine the maximum amount of losses that it could incur under this type of indemnification because it often may not have enough information about the nature and scope of an infringement claim until it has been submitted to the Company and, to date, no claims have been made.

The Company indemnifies its directors and certain of its current and former officers against third party claims against them in their capacity as directors or officers. Certain of the costs incurred for providing such indemnification may be recovered under various insurance policies.

The Company has guaranteed the performance of one of its wholly owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, the Company guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at October 29, 2004 is $15.0 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of the customer to make their required payments to the Company would be a breach of the underlying contract and would subject them to a claim for damages from the Company.

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

The following table summarizes the activity related to warranty reserves (in 000’s):

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Balance at beginning of period	$8,446	$7,874	$8,867	$8,791
Additions to reserve	495	786	774	790
Usage and release of warranty reserves	(33)	—	(733)	(921)

Balance at end of period	$8,908	$8,660	$8,908	$8,660

7. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effects, to arrive at comprehensive income (loss).

The components of comprehensive income (loss), net of tax, are as follows (in 000’s):

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net loss from continuing operations	$(4,051)	$(2,964)	$(87,199)	$(11,246)
Net income (loss) from discontinued operations	567	(1,120)	144	(3,507)

Net loss	(3,484)	(4,084)	(87,055)	(14,753)
Change in net unrealized gain (loss) on short-term investments	671	(500)	116	(2)
Change in cumulative foreign currency translation adjustment	1,540	504	(487)	(246)
Change in unrealized gain (loss) on foreign currency hedges	(2,811)	—	(1,416)	—

Comprehensive loss	$(4,084)	$(4,080)	$(88,842)	$(15,001)

8. Acquisition Transactions and Discontinued Operations

Paradigm Wireless Systems, Inc. (“Paradigm”)

In November 2003, the Company acquired all of the assets and assumed all of the obligations of Paradigm, a private merchant supplier of RF power amplifiers to the telecommunications infrastructure industry, in a stock-for-stock merger. The addition of Paradigm expands the Company’s amplifier product portfolio. Paradigm stockholders received 1,892,107 shares of REMEC common stock. The board of directors of both companies unanimously approved the acquisition, which was valued at $22.1 million (based upon the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $11.03 per share). The Company has accounted for this transaction as a purchase in accordance with SFAS No. 141, Business Combinations. The results of Paradigm are included in the Company’s Wireless Systems segment and have been included in the Company’s condensed consolidated financial statements from the date of acquisition forward.

Himark Telecom Group Limited (“Himark”)

In May 2003, the Company acquired the business of the Himark group, a group of companies in the private sales distribution and value-added telecommunications sector which are headquartered in Beijing, People’s Republic of China. The Company paid consideration of approximately $12.1 million, including 1,391,650 shares of REMEC common stock with a value of $7.0 million (based on the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $5.03 per share), as well as cash, a note payable and Class A Preferred Stock of REMEC International, Inc. The Class A Preferred Stock of REMEC International, Inc. may be converted in certain circumstances into securities granting a 10% ownership interest of REMEC’s combined Chinese operations. Prior to the acquisition, the Himark group jointly provided sales and distribution services for REMEC since its entry into the China telecom market. The purpose of the Himark acquisition is to accelerate the Company’s penetration into the China telecom market. The Company has accounted for this transaction as a purchase in accordance with SFAS No. 141. The results of Himark are included in the Company’s Wireless Systems segment and have been included in the Company’s condensed consolidated financial statements from the date of acquisition forward, as the Company controls the Himark group through the acquisition of certain assets and liabilities as well as direct ownership of a Hong Kong entity in addition to an option, an exclusive services agreement and a pledge over the equity of a People’s Republic of China entity.

Discontinued Operations

The management of REMEC has engaged the services of financial advisors to facilitate the sale or divestiture of certain of its non-core business operations. Pursuant to its decision, the Company completed the sale of its Canadian subsidiary, REMEC Nanowave Technologies Inc. on August 18, 2004, which had net assets of $2.9 million as of October 29, 2004. Terms of the agreement included an upfront cash payment of $3.0 million and the assumption of notes payable and resulted in a net loss on disposal of $0.2 million. The Company also completed the sale of its Components product line on October 15, 2004, which had net assets of $5.6 million at the time of the sale. This product line sold for $8 million in cash and resulted in a net gain on disposal of $1.4 million. The operations for these businesses in prior periods have been reclassified as assets held for sale in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Operating results of the discontinued operations are shown, net of tax, separately in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $2.4 million and $14.1 million for the three and nine month ended October 29, 2004, respectively, and $5.5 million and $19.3 million for the three and nine months ended October 31, 2003, respectively.

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisitions of Paradigm and Himark and dispositions of Nanowave and Components occurred on February 1, 2003. The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net sales	$104,369	$103,261	$323,058	$270,794
Net loss from continuing operations	(4,051)	(10,599)	(87,199)	(22,789)
Net loss from discontinued operations	567	(1,120)	144	(3,507)

Net loss	(3,484)	(11,719)	(87,055)	(26,296)
Loss per share:
Basic and diluted	$(0.06)	$(0.19)	$(1.41)	$(0.45)

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

Segment and Geographic Area Data (in 000’s):

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net sales:
Wireless Systems	$78,805	$77,623	$249,740	$192,056
Defense & Space	25,564	20,952	73,318	60,313

Consolidated net sales	$104,369	$98,575	$323,058	$252,369

Net sales to external customers:
United States	$54,561	$55,110	$155,818	$138,163
Canada	11	—	81	—
Europe	26,890	39,331	109,819	87,350
Asia	20,171	4,138	51,826	24,638
All other geographic regions	2,736	(4)	5,514	2,218

Total net sales to external customers	$104,369	$98,575	$323,058	$252,369

Income (loss) from continuing operations:
Wireless Systems	$(8,426)	$(7,062)	$(98,969)	$(22,338)
Defense & Space	4,375	4,098	11,770	11,092

Consolidated loss from continuing operations	$(4,051)	$(2,964)	$(87,199)	$(11,246)

Depreciation and amortization:
Wireless Systems, net of discontinued operations	$3,735	$3,720	$11,386	$10,861
Defense & Space, net of discontinued operations	1,111	797	3,346	2,539

Consolidated depreciation and amortization, net of discontinued operations	$4,846	$4,517	$14,732	$13,400

Wireless Systems, discontinued operations	$52	$18	$88	$54
Defense & Space, discontinued operations	39	356	394	1,032

Consolidated depreciation and amortization, discontinued operations	$91	$374	$482	$1,086

Wireless Systems	$3,787	$3,738	$11,474	$10,915
Defense & Space	1,150	1,153	3,740	3,571

Consolidated depreciation and amortization	$4,937	$4,891	$15,214	$14,486

	October 29, 2004	January 31, 2004
Identifiable assets:
Wireless Systems, net of discontinued operations	$230,202	$316,584
Defense & Space, net of discontinued operations	43,062	36,908

Consolidated identifiable assets, net of discontinued operations	$273,264	$353,492

Wireless Systems, discontinued operations	$—	$7,519
Defense & Space, discontinued operations	—	3,386

Consolidated identifiable assets, discontinued operations	$—	$10,905

Wireless Systems	$230,202	$324,103
Defense & Space	43,062	40,294

Consolidated identifiable assets	$273,264	$364,397

Long-lived assets by area:
United States, net of discontinued operations	$37,536	$69,398
Canada, net of discontinued operations	—	—
Europe, net of discontinued operations	4,424	37,096
Costa Rica, net of discontinued operations	11,604	9,625
Asia, net of discontinued operations	21,514	30,493

Consolidated long-lived assets by area, net of discontinued operations	$75,078	$146,612

United States, discontinued operations	$—	$—
Canada, discontinued operations	—	—
Europe, discontinued operations	—	—
Costa Rica, discontinued operations	—	—
Asia, discontinued operations	—	—

Consolidated long-lived assets by area, discontinued operations	$—	$—

United States	$37,536	$69,398
Canada	—	—
Europe	4,424	37,096
Costa Rica	11,604	9,625
Asia	21,514	30,493

Consolidated long-lived assets by area	$75,078	$146,612

10. Goodwill

During the fiscal quarter ending July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management’s assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The assumptions used in this impairment test included sales growth rates ranging from 4%-8%, gross profit margins ranging from 14%-24%, and a discount rate of 18.6%. The estimates used reflected the Company’s inability to gain market segment share or attain the level of profitability previously anticipated. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. The Company had to issue financial statements for the fiscal quarter ended July 30, 2004 before completing the second step of the impairment test that allows management to measure the actual amount of the impairment loss. Using the guidance included in SFAS No. 5, Accounting for Contingencies the Company determined that an impairment loss was probable and that this impairment loss could be reasonably estimated. The Company’s management made its best estimate of the goodwill impairment loss for the Wireless Systems reporting segment to be $62.4 million. In accordance with SFAS No. 142, the Company recorded an estimated charge to write down the value of its goodwill in the fiscal quarter ended July 30, 2004. During the Company’s fiscal quarter ending October 29, 2004, the Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill. Based on this assessment, there was no adjustment required to the loss recorded in the second fiscal quarter.

The primary factors that contributed to the impairment assessment of the Wireless Systems reporting segment in the three months ended July 30, 2004 were continued projected losses resulting from industry overcapacity resulting in lower profit margins, and manufacturing cost reductions lagging market price decreases.

The changes in the carrying amount of goodwill, net for the nine months ended October 29, 2004 are as follows:

Goodwill, net
(In thousands)
Balance as of January 31, 2004	$65,275
Goodwill increase related to Paradigm acquisition (Note 8)	143
Impairment losses	(62,400)

Balance as of October 29, 2004	$3,018

All of the remaining goodwill relates to the Defense & Space segment for which there are no indicators of impairment.

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

The following table (in 000’s) summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets related to the 2004 restructuring:

Severance Costs for Involuntary Employee Terminations
Balance at July 30, 2004	$74

Activity:
Cash	(57)
Reversal	(17)

Balance at October 29, 2004	$—

2004 Impairment:

The Company tested the long-lived assets of the Wireless Systems reporting segment for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires you to recognize an impairment loss only if the carrying amount of the long-lived assets is not recoverable by its undiscounted cash flows, and to measure an impairment loss as the difference between the carrying amount and fair value of the assets. The Company completed this analysis and determined that there was no impairment to its long-lived assets of the Wireless Systems reporting segment as of October 29, 2004.

During the second quarter of fiscal 2005, the Company completed the sale of both of its buildings in Finland. The Company initially recorded a charge of $1.0 million, however, based on higher than expected selling prices, the Company has reversed $0.8 million of the amount originally recorded. This amount is included in the caption Restructuring and Impairment of other Long-lived assets in the statement of operations.

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

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet at October 29, 2004 (in 000’s):

Costs to Exit Certain Lease Obligations
Balance at July 30, 2004	$189

Activity:
Cash	(158)
Reversal	—

Balance at October 29, 2004	$31

The remaining balance of the accrued restructuring reserve, related to the fiscal 2002 restructuring, relates to the Company’s contractual obligations and other charges associated with the consolidation of certain facilities within its Wireless Systems segment.

12. Intangible Assets

Acquired intangible assets subject to amortization at October 29, 2004 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(2,147)	$2,653
Trademark and trade name	110	(110)	0

	$4,910	$(2,257)	$2,653

Amortization expense for intangible assets was $0.2 million and $0.5 million for the three months and nine months ended October 29, 2004, respectively, and $0.3 million and $0.7 million for the three and nine months ended October 31, 2003, respectively.

13. Amended Credit Agreement

On July 6, 2004, the Company extended the term of its existing revolving working capital line of credit with its senior lender, Silicon Valley Bank, to July 5, 2005, and increased the maximum amount of the credit facility to $30.0 million of which, $15.8 million was available and $7.0 million has been used under letter of credit arrangements and $7.2 million has been utilized in connection with foreign currency forward contracts and other banking cash management products as of October 29, 2004. The credit facility is secured by the Company’s domestics trade receivables and inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

REMEC designs and manufactures microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks and provides advanced integrated microwave subsystem solutions for defense and space electronics applications. We manufacture our products at our own plants in Heredia, Costa Rica; Laguna, Philippines; Shanghai, China; Tijuana, Mexico; and Kearny Mesa and Escondido, California. We sell our Wireless Systems products primarily to original equipment manufacturers (OEMs), which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we sell certain niche products directly to network service providers. Our Defense & Space RF and microwave equipment is sold to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation. Our net revenue consists principally of sales of our Defense & Space microwave and RF products. Such sales represent most of our total net revenue in fiscal 2005.

The management of REMEC has engaged the services of financial advisors to facilitate the sale or divestiture of certain of its non-core business operations. Pursuant to its decision, the Company completed the sale of its Canadian subsidiary, REMEC Nanowave Technologies Inc. on August 18, 2004, which had net assets of $2.9 million as of October 29, 2004. Terms of the agreement included an upfront cash payment of $3.0 million and the assumption of notes payable. The Company also completed the sale of its Components product line on October 15, 2004, which had net assets of $5.6 million at the time of the sale. This product line sold for $8 million in cash. The operations for these businesses have been reclassified as assets held for sale for all effected periods presented in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Operating results of the discontinued operations are shown, net of tax, separately in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $2.4 million and $14.1 million for the three and nine months ended October 29, 2004, respectively, and $5.5 million and $19.3 million for the three and nine months ended October 31, 2003, respectively.

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

Despite risks that could negatively impact our sales, we believe volume opportunities exist in our Wireless Systems and Defense & Space markets. The emerging economies of China, India and other developing nations are creating strong demand for new wireless network installations. Investment in improved weapons systems by the U.S. Government in response to worldwide terrorist threats is expected to continue strong, benefiting sales prospects for our Defense & Space operations. Growth in next generation digital broadband 3G networks, which improve the quality of wireless voice, video and data transmission to levels comparable to that of dedicated broadband networks, is stimulating demand for new 3G-compatible signal transmission components. The eventual replacement of analog networks with all-digital broadband technology is resulting from consumers’ growing acceptance of a new generation of voice, video and data compatible cell phones, PDAs, laptop computers and portable communication devices. The widespread use of digitally based wireless communications products reflects consumers’ growing acceptance of wireless communications as an essential, timesaving “go anywhere” technology that has become an integral part of today’s lifestyles.

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

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of operations data for the periods indicated:

	Three months ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5	77.8	85.4	76.9

Gross profit	18.5	22.2	14.6	23.1
Operating expenses:
Selling, general and administrative	13.2	11.7	12.8	14.2
Research and development	8.7	11.6	9.7	13.9
Impairment of goodwill	—	—	19.3	—
Restructuring and impairment of other long-lived assets (reversals)/charges	—	—	(0.3)	0.2

Total operating expenses	21.9	23.3	41.5	28.3

Loss from continuing operations	(3.4)	(1.1)	(26.9)	(5.2)
Gain on sale of facility	—	—	—	0.4
Interest income and other, net	(0.5)	(1.9)	(0.1)	0.3

Loss before income taxes	(3.9)	(3.0)	(27.0)	(4.5)
Income taxes	—	—	—	—

Loss from continuing operations	(3.9)	(3.0)	(27.0)	(4.5)
Loss from discontinued operations, net of tax	0.5	(1.1)	0.0	(1.4)

Net loss	(3.4)%	(4.1)%	(27.0)%	(5.9)%

Results of Operations

Three Months Ended October 29, 2004 as Compared to Three Months Ended October 31, 2003

Net Sales And Gross Profit. Net sales for the three months ended October 29, 2004 increased 5.9% over the comparable prior year period primarily in our Defense & Space segment. Our Wireless Systems products sales were up during this period as well. Continued downward pricing pressures in our Wireless Systems markets combined with start-up and ramp-up costs on new tower mounted amplifier and filter products resulted in a decline in our gross margin as a percentage of net sales from 22.2% for the third quarter of fiscal 2004 to 18.5% in the comparable period of fiscal 2005.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems. Net sales increased 1.5%, from $77.6 million for the three months ended October 31, 2003 to $78.8 million for the three months ended October 29, 2004. Increased sales of the Company’s original equipment manufacturer (OEM) amplifier products and high frequency point-to-point outdoor radios and transceivers (ODUs) were partially offset by reduced filters and tower mounted amplifier product sales.

Gross profit as a percentage of net sales decreased from 19.5% for the three months ended October 31, 2003 to 15.7% for the three months ended October 29, 2004. The decline was the result of price reductions on certain products and start up costs required to begin production on new filter and tower mounted amplifier products. Results for the third quarter of fiscal 2005 included a favorable impact totaling $2.6 million of low cost basis inventory obtained in our acquisition of Spectrian versus $1.9 million in the third quarter of fiscal 2004. Sales relative to these Spectrian products were up slightly quarter over quarter.

Operating expenses as a percentage of sales of 25.7% decreased from 26.1% in the comparable year earlier quarter. For the three months ended October 29, 2004 operating expenses increased by $0.1 million, or 0.5%, from $20.2 million for the three months ended October 31, 2003 to $20.3 million for the three months ended October 29, 2004. Sarbanes-Oxley implementation costs were the primary reasons for the dollar increase.

Excluding the impact of discontinued operations, the net loss of the Wireless Systems segment was $(8.4) million for the three months ended October 29, 2004 versus $(7.1) million for the three months ended October 31, 2003.

Defense & Space. Net sales increased 22.0% from $21.0 million for the three months ended October 31, 2003 to $25.6 million for the three months ended October 29, 2004. The increase is primarily attributable to increased delivery rates on production programs based on customer contract requirements. Gross profit as a percentage of net sales decreased from 32.4% for the three months ended October 31, 2003 to 26.9% for the three months ended October 29, 2004. The decrease is primarily a result of increased direct materials content in the current production programs, as well as reclassification of certain customer funded development costs from operation expenses to cost of goods. Operating expenses as a percentage of net sales decreased from 12.9% for the three months ended October 31, 2003 to 9.9% for the three months ended October 29, 2004. The reduction in operating expenses was mostly attributable to the reclassification of certain customer funded development costs from operating expenses to cost of goods. The operating profit of the Defense & Space segment increased from $4.1 million for the three months ended October 31, 2003 to $4.4 million for the three months ended October 29, 2004 primarily due to a higher revenue during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased from 11.7% of sales for the three months ended October 31, 2003 to 13.2% of sales for the three months ended October 29, 2004. SG&A costs totaled $13.8 million for the three months ended October 29, 2004 as compared to $11.5 million for the comparable prior year quarter, an increase of $2.3 million. The increase was primarily due to Sarbanes-Oxley implementation costs, higher consulting costs, and additional support staff acquired from the Paradigm and Himark acquisitions.

Research And Development Expenses. Research and development expenses decreased $2.4 million or 20.9% for the three months ended October 29, 2004 as compared to the comparable prior year quarter. Expenses were $11.4 million in the comparable prior year period as compared to $9.0 million for the three months ended October 29, 2004. The decrease was primarily due to the sale of our Fixed Wireless product line in May 2004 and the result of improved discretionary cost controls. As a percentage of net sales, research and development expenses decreased to 8.7% for the three months ended October 29, 2004 compared to 11.6% in the comparable prior year.

Interest income and other, net. Interest income and other, net, were $0.5 million for the three months ended October 29, 2004. This resulted primarily from foreign exchange losses on working capital balances in the Company’s foreign entities totaling $0.6 million. These were partially offset by interest and other miscellaneous expenses tolling $(0.1) million.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, no tax benefit has been recorded during fiscal 2005. Income tax payments for the three months ended October 29, 2004 and the comparable year earlier period reflect tax payments to various state tax entities and were nominal.

Nine months Ended October 29, 2004 as Compared to Nine months Ended October 31, 2003

Net Sales And Gross Profit. Net sales for the nine months ended October 29, 2004 increased 28.0% over the comparable prior year period primarily as a result of increased sales of Wireless Systems amplifier products to OEM’s as discussed below. Pricing pressures in the Wireless Systems markets we operate in, combined with additional costs to begin production on new amplifier, filter, and tower mounted amplifier products and to relocate our manufacturing operations from Finland to China and Costa Rica resulted in a decline in our gross margin as a percentage of net sales from 23.1% for the nine months ended October 31, 2003 to 14.6% in the comparable period of fiscal 2005.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 9 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems. Net sales increased 30.0%, from $192.1 million for the nine months ended October 31, 2003 to $249.7 million for the nine months ended October 29, 2004. OEM amplifier products were up as a result of strong customer demand, new customer business, new programs, and the Paradigm acquisition. Tower mounted amplifiers, filters, and high frequency point-to-point outdoor radios and transceivers (ODUs) have also increased year over year. These increases were partially offset by decreased Fixed Wireless product sales as a result of their divestiture and slower penetration into the China network optimization market.

Gross profit as a percentage of net sales decreased from 20.4% for the nine months ended October 31, 2003 to 10.8% for the nine months ended October 29, 2004. The decline was the result of competitive price pressures, production start-up cost in the filters and tower mounted amplifier product lines, and costs related to relocating our manufacturing operations from Finland to China and Costa Rica. Results for the nine months ended October 31, 2003 included a favorable impact totaling $5.8 million of low cost basis inventory obtained in our acquisition of Spectrian. This favorable impact declined to $4.4 million during the comparable period of fiscal 2005.

For the nine months ended October 29, 2004, operating expenses (including the impairment of goodwill and restructuring charges) totaled $125.7 million, an increase of $62.3 million as compared to the nine months ended October 31, 2003. The charge for the impairment of goodwill was $62.4 million in the second quarter of this fiscal year. The remaining increase in operating expenses is attributable to the Paradigm and Himark acquisitions, increases in bad debt reserves, and Sarbanes-Oxley implementation expenses.

Excluding the impact of discontinued operations, noted earlier, the net loss of the Wireless Systems segment was $(99.0) million for the nine months ended October 29, 2004 and was $(22.3) million for the nine months ended October 31, 2003.

Defense & Space. Net sales increased 21.6% from $60.3 million for the nine months ended October 31, 2003 to $73.3 million for the nine months ended October 29, 2004. The increase is primarily attributable to increased delivery rates on production programs based on customer contract requirements. Gross profit as a percentage of net sales decreased from 31.6% for the nine months ended October 31, 2003 to 27.5% for the nine months ended October 29, 2004. The decrease is primarily a result of increased direct labor and direct materials content in the current production programs. Operating expenses as a percentage of net sales decreased from 13.3% for the nine months ended October 31, 2003 to 11.7% for the nine months ended October 29, 2004. This decrease in the operating costs as a percentage of sales is mostly attributable to higher revenues for the nine months ended October 29, 2004 compared the nine months ended October 31, 2003, and lower indirect labor costs. The operating profit of the Defense & Space segment increased from $11.1 million for the nine months ended October 31, 2003 to $11.8 million for the nine months ended October 29, 2004 primarily due to the increase in net sales during the nine months ended October 29, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, decreased as a percentage of sales from 14.2% for the nine months ended October 31, 2003 to 12.8% for the nine months ended October 29, 2004. In absolute dollars, SG&A increased from $35.9 million for the nine months ended October 31, 2003 to $41.4 million for the nine months ended October 29, 2004. The increase was primarily due to Sarbanes-Oxley implementation costs, increases of bad debt reserves, additional expenses for strategic and other consulting, and additional support staff acquired from the Paradigm and Himark acquisitions.

Research And Development Expenses. Research and development expenses decreased from $35.1 million in the comparable prior year period to $31.3 million for the nine months ended October 29, 2004. The decrease was primarily due to the sale of the Fixed Wireless product line in May 2004, function consolidations, and the result of improved discretionary cost controls. As a percentage of sales, research and development expenses decreased from 13.9% in the comparable prior year period to 9.7% for the nine months ended October 29, 2004.

Impairment of Goodwill. During the nine months ended October 29, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment during the second quarter of this fiscal year. The Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill during the current fiscal quarter. Based on this assessment, there was no adjustment required to the loss previously recorded in the second fiscal quarter.

Restructuring Charges. Results for the nine months ended October 31, 2003 include a restructuring charge of $0.4 million related to the sub-lease of two facilities closed as part of the Company’s fiscal 2002 restructuring plan. For the nine months ended October 29, 2004, the Company recognized a credit in the amount of $0.9 million related to the reversal of reserves intended for the sale of two buildings in Finland, one during the first quarter and another during the second quarter of fiscal 2005.

Interest income and other, net. Interest income and other, net, were $0.2 million for the nine months ended October 29, 2004 primarily due to foreign exchange losses on working capital balances in the Company’s foreign entities.

Provision For Income Taxes. During the third quarter of fiscal 2003, the Company elected to discontinue its prior practice of recording a tax benefit for its operating losses. Accordingly, no tax benefit has been recorded during fiscal 2004. Income tax payments for the nine months ended October 29, 2004 and the comparable year earlier period reflect tax payments to various state tax entities.

Liquidity and capital resources

At October 29, 2004, we had $95.6 million of working capital, which included cash and cash equivalents totaling $40.5 million and short-term investments totaling $2.6 million. During the second quarter, we renegotiated our credit facility and now have a $30.0 million revolving working capital line of credit with a bank, that expires in July 2005. The borrowing rate under this credit facility is based on prime + 1%, with prime being defined as “the bank’s most recently announced per annum ‘prime rate’.” Through October 29, 2004, we have not had any borrowings under this credit facility; approximately $15.8 million of this facility was available and $7.0 million of our credit line was utilized as security for the issuance of standby letters of credit while an additional $7.2 million has been utilized in connection with certain foreign currency forward contracts and other banking cash management products. We are required to meet certain financial covenants for quick ratio and tangible net worth. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement.

During the current fiscal quarter, the Company entered into a banking arrangement with Nordea bank in Finland giving us access to 6 million Euros. As of October 29, 2004, the Company had utilized approximately one-third of this facility.

During the nine months ended October 29, 2004, net cash used by operations totaled $19.6 million. The negative operating cash flow during this period was principally the result of cash used to fund our loss (net of non-cash items including depreciation and amortization expense, goodwill impairment and restructuring costs) of $11.1 million, $10.8 million of accounts receivable increases due to higher business activity; reductions in accounts payable and accrued expenses of $4.2 million, partially offset by a reduction in inventory of $7.9 million.

During the nine months ended October 29, 2004, we generated $2.1 million of cash from investing activities. Cash inflows from investing activities included the sale of a building in Finland and proceeds from other short-term investments which more than offset $11.2 million of cash outflows related to the purchase of capital expenditures.

Financing activities provided approximately $2.6 million during the nine months ended October 29, 2004, primarily as a result of proceeds from the issuance of common stock under our Employee Stock Purchase Plan and stock option exercises. The sale of discontinued operations generated an additional $10.9 million in cash, net of current period activity.

Our future cash requirements will depend upon many factors, including the nature and timing of orders by OEM customers, competitive pricing pressures, the status of competitive products, our ability to achieve timely anticipated product cost reductions, the progress of our research and development efforts, and the success of our marketing and sales efforts. Currently our principal source of liquidity consists of our existing cash balances and our bank line of credit. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. We are evaluating alternatives that will provide liquidity that will be additive to the current credit facility. We believe that our existing working capital and that available under our existing bank credit line will be adequate to fund our operations through at least October 31, 2005. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or product gross margins would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future, be able to secure the anticipated increase to our credit facilities, or maintain and/or grow our existing cash balances.

We are continuing to explore a number of strategic and financing alternatives, including the sale of additional business units. We have engaged multiple financial advisors to assist in the analysis and exploration of these alternatives. We cannot predict when any of these alternatives will be consummated, if at all.

Off-Balance Sheet Arrangements

As of October 29, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of October 29, 2004:

	Payment Obligations by Year (in 000’s)
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$71,093	$2,061	$7,487	$7,325	$6,126	$5,425	$42,669
Purchase obligations	40,388	40,388	—	—	—	—	—
Restructuring liabilities	31	31	—	—	—	—	—

	$111,512	$42,480	$7,487	$7,325	$6,126	$5,425	$42,669

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

Allowance for Doubtful Accounts. Allowances for doubtful accounts are estimated at the segment level based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At October 29, 2004, accounts receivable totaled $76.1 million, net of reserves for bad debt of $4.6 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, our losses from inventory obsolescence have been within our expectations and the reserves established. At October 29, 2004, inventories totaled $67.7 million, net of reserves for excess and obsolete inventory of $15.4 million and contract losses of $6.4 million.

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

We performed an assessment of goodwill impairment as of July 30, 2004 and the Company determined that there were indicators of impairment for the Wireless Systems reporting segment. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment during the second quarter of this fiscal year (see Note 10). The Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill during the current fiscal quarter. Based on this assessment, there was no adjustment required to the loss previously recorded in the second fiscal quarter.

The Company also tested the long-lived assets of the Wireless Systems reporting segment for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires you to recognize an impairment loss only if the carrying amount of the long-lived assets is not recoverable by its undiscounted cash flows, and to measure an impairment loss as the difference between the carrying amount and fair value of the assets. The Company completed this analysis and determined that there was no impairment to its long-lived assets of the Wireless Systems reporting segment as of October 29, 2004.

Accrued Restructuring Costs. To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring efforts in accordance with the Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will continue to reassess the related accrual annually and record adjustments to this reserve as circumstances warrant. At October 29, 2004, most accrued restructuring costs had been expensed.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk. In July 2004, we increased our credit facility from $25.0 million to $30.0 million of which $15.8 million is available for borrowing at October 29, 2004. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates.

At October 29, 2004, our investment portfolio includes fixed-income securities with a market value of approximately $2.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates in our investment portfolio would not materially affect the fair value of these securities.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses recognized on business transactions were $0.9 million and $0.6 million for the three and nine months ended October 29, 2004, respectively, and gains of $0.3 million and $1.5 million for the three and nine months ended October 31, 2003, respectively, and are included in Interest income and other, net in the Condensed Consolidated Statements of Operations.

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

At October 29, 2004, we have open forward contracts totaling a notional amount of 41.9 million Euros with terms of 30 to 180 days. The fair value of these forward contracts amounted to $1.1 million and are included in other current liabilities. During the quarter ended April 30, 2004, we determined that previously designated hedged forecasted transactions with a combined notional value of 13.0 million Euros, which originally qualified for special hedge accounting, had to be discontinued as the forecasted transactions no longer were expected to occur in the form originally contemplated. Accordingly, $0.7 million of unrealized gains on these derivatives that had not previously been included in earnings had to be reclassified to earnings to reflect the discontinuance of this portion of the cash flow hedge. The reclassified amounts are recorded in Interest income and other, net. The remaining forward contracts totaling a notional amount of 41.9 million Euros, still qualify for special hedge accounting as it is probable that the forecasted transactions will occur as designated. Our policy is to measure effectiveness by comparing changes in spot exchange rates. This method reflects our risk management strategies, the economics of these strategies in our financial statements and better manages the overall effectiveness of the forward hedges. Under this method, the change in fair value for the quarter ended October 29, 2004 for the forward contracts that still qualify for special hedge accounting attributable to the changes in spot exchange rates (the “effective portion”) totaling $2.8 million and are reported in other comprehensive income in shareholders’ equity. The remaining change in fair value of the forward contract (the “ineffective portion”) totaling $0.4 million of expense has been recognized in Interest income and other, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in reports it files or submits under the Exchange Act, and to record, process, summarize and disclose this information within the time periods specified in SEC rules and forms. Based on an evaluation during the most recent quarter, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. During the period covered by this report, the Company has continued its efforts to improve its internal controls over financial reporting in connection with its assessment of such internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Sarbanes-Oxley 404 Compliance. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is engaged in an evaluation of the effectiveness of its internal controls over financial reporting. The Company’s Section 404 project plan includes many time-critical milestones, and its actions during the fourth quarter will be critical to achieving these milestones and successfully completing the assessment of its internal controls. Documentation of internal controls is substantially complete and internal testing of controls is underway. During the documentation and testing phase, the Company has identified control deficiencies that it must correct and retest prior to January 31, 2005. Remediation of these control deficiencies may be significant and, even though the Company has made the Section 404 project a top priority, there can be no assurances that all control deficiencies identified during this process will be remediated before the end of the fiscal year, or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses. Further, the Company’s timely compliance with Section 404 has been adversely impacted by the lack of involvement by an independent registered public accountant following the resignation of Ernst & Young LLP, announced at the end of September 2004 and effective following their review of the Company’s interim financial statements for the quarter ended October 29, 2004. The Company has only recently been able to retain a new independent registered public accounting firm. If the newly retained accounting firm cannot timely complete the work necessary to attest to the Company’s internal controls, the Company could fail to meet its regulatory reporting obligations.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 29, 2004 three class action lawsuits were filed against REMEC and current and former officers in the United States District Court for the Southern District of California alleging violations of federal securities laws between September 8, 2003 and September 8, 2004. The complaints assert, among other things, that during that time period, false and misleading statements were made and material information was not disclosed regarding REMEC’s financial condition and performance, growth, operations, financial statements, markets, management, earnings and present and future business prospects. REMEC believes that the lawsuits are without merit and intends to defend against them vigorously. Even if we are entirely successful in these lawsuits, we may incur significant legal expenses and our management may expend significant time in the defense.

Other than the lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

Items 2 through 4 are not applicable and have been omitted.

Item 5. Other Information.

(a)

On September 16, 2004, the Company’s Board of Directors approved an updated form of Indemnification Agreement (the “Updated Agreement”), and authorized the Company to enter into the Updated Agreement with each of its officers and directors. The Board of Directors had previously approved and entered into indemnification agreements with its officers and directors (the “Prior Agreements”). The Updated Agreement is a revised version of the Prior Agreement, and is intended to supersede and replace the Prior Agreement. The revisions in the Updated Agreement were made to conform the Prior Agreement to applicable state and federal law, and to further the purposes and intent of the indemnification provisions contained in the Company’s Articles of Incorporation and Bylaws. The updated form of Indemnification Agreement is included in this report as Exhibit 10.1.

On November 9, 2004, the Company entered into a Change of Control and Transition Agreement with Jack A. Giles, its Executive Vice President and President of REMEC Space & Defense. This Agreement provides Mr. Giles with certain benefits in the event of a change of control, including acceleration of his unvested options and restricted stock units, severance payments and continued health benefits. The Change of Control and Transition Agreement is included in this report as Exhibit 10.2.

On November 12, 2004, the Company amended its Change of Control Agreement with Mr. Jon E. Opalski, its Executive Vice President, Commercial Operations, to expand the definition of “change of control” in such Agreement. The Company previously filed a form Change of Control Agreement as an exhibit to its Annual Report on Form 10-K for the year ended January 31, 2003.

(b) None.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description
10.1	Form of Indemnification Agreement for directors and officers.

10.2	Change of Control Agreement dated November 9, 2004 between REMEC, Inc. and Jack A. Giles.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ THOMAS H. WAECHTER
Thomas H. Waechter
President and Chief Executive Officer

/s/ WINSTON E. HICKMAN
Winston E. Hickman
Chief Financial and Accounting Officer

Date:	December 8, 2004