Form 10-K
period 2005-01-31
REMEC INC
filed 2005-04-18
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-16541

REMEC, INC.

(Exact name of Registrant as specified in its charter)

California	95-3814301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3790 Via De La Valle, Suite 311 Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 842-3000

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on January 31, 2005, the last business day of the registrant’s most recently completed fourth fiscal quarter, was $443,453,639 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of April 8, 2005 was 62,562,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for REMEC’s Annual Meeting of Shareholders expected to be held in June 2005, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein in Part III of this Form 10-K.

REMEC, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2005

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

PART I

ITEM 1.    BUSINESS

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” or “our” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014, and the telephone number for that location is (858) 842-3000. Our Internet address is www.remec.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Upon written request, we will provide, without charge, a copy of this annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to: REMEC, Inc., 3790 Via de la Valle, Del Mar, California 92014, Attn: Investor Relations. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. Our common stock trades on the Nasdaq National Market under the symbol “REMC.”

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

During the fiscal year 2005, the Company engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. Actions to date are detailed in the Significant Business Developments in Fiscal Year 2005 section below.

SIGNIFICANT BUSINESS DEVELOPMENTS IN FISCAL YEAR 2005

In March 2004, the Company announced that it intended to divest certain “non-core” assets that accounted for a modest percentage of our revenues, but with unacceptable levels of operational losses.

In April 2004, we sold certain assets and transferred certain liabilities related to our Antenna and Artificial Intelligence (AI) business to the owner of Optimal RF, a California start-up company.

In May 2004, we sold certain assets and transferred certain liabilities related to our Fixed Wireless Access (FWA) business to Axxcelera Broadband Wireless, Inc., a wholly owned subsidiary of Moseley Associates, Inc.

The sale of these assets and elimination of the FWA, Antenna and AI activities and liabilities reduced revenues by less than 1% in the aggregate.

In August 2004, we sold our majority interest in REMEC Nanowave Technologies Inc., a subsidiary located in Toronto, Canada, to Euromill Equihold Inc., an Ontario, Canada corporation for $3.0 million cash and a note for $2.5 million.

In September 2004, we issued a press release announcing that we had retained Needham & Company, Inc. as financial advisors to explore strategic alternatives, including the sale of the Company’s various business units.

In October 2004, we sold certain assets and transferred certain liabilities related to our Components business unit to Spectrum Control, Inc. for $8 million cash, subject to certain post-closing adjustments.

In December 2004, we sold the China Network Optimization business for $3.7 million, the return of certain securities, and the assumption of certain liabilities.

In December 2004, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $260 million cash. The Merger Agreement provides that Chelton Microwave will pay us $260 million in cash, subject to certain post-closing adjustments and the assumption of certain liabilities. In conjunction with the sale, the Company will propose a Certificate of Amendment to our existing Restated Articles of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment will cause our common stock to be reclassified (the “Reclassification”) so that we can distribute a substantial portion of the proceeds from the sale of Defense & Space to our shareholders. In the Reclassification, each outstanding share of common stock will be converted into a fractional share of common stock (the “New Common Stock”) and one (1) share of redeemable common stock (the “Redemption Stock”). We intend to complete the Reclassification by filing the Certificate of Amendment with the Secretary of State of the State of California immediately prior to the effective time of the Merger.

We plan to distribute a substantial portion of the aggregate merger consideration to our shareholders by redeeming the Redemption Stock immediately after the effective time of the Merger (the “Redemption”). The exact amount of merger consideration distributed to our shareholders in the Redemption will be determined by our Board of Directors prior to the effective time of the Merger (the “Aggregate Redemption Amount”). Our Board currently expects the Aggregate Redemption Amount will be no less than $150 million and no more than $200 million. Assuming the sale of REMEC Defense & Space and the Certificate of Amendment are approved and the Merger is completed, each shareholder of REMEC will be entitled to receive an amount in cash per share of Redemption Stock equal to the Aggregate Redemption Amount divided by the number of shares of Redemption Stock issued and outstanding immediately prior to the effective time of the Merger.

In March 2005, we entered into a definitive agreement to sell selected assets and transfer certain liabilities of REMEC’s Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave’s common stock and $40 million in cash and notes. Based on Powerwave’s closing price on Friday, March 11, 2005, the transaction value is approximately $120 million. The transaction includes our RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers. The transaction also includes our manufacturing facilities in Costa Rica, China and the Philippines, as well as certain employee related costs, facility lease obligations and assets and liabilities related to the product lines being acquired. We will retain certain assets of the Wireless Systems business that include the ODU/Transceiver product line and the manufacturing services business. For the twelve months ended January 31, 2005, these retained businesses generated approximately $20 million and $55 million of revenues, respectively.

The proposed sale of the Wireless Systems business assets and the previously announced sale of the Defense & Space business are results of the Company’s ongoing review of strategic alternatives to increase shareholder value. The completion of these transactions will result in REMEC divesting the majority of its operating assets and liabilities. The Wireless Systems sale, like the sale of Defense & Space, requires shareholder approval that has not been obtained as of the filing of this Form 10-K.

INDUSTRY BACKGROUND

Consolidation Among Wireless Infrastructure OEMs and Service Providers Increases Competition.    A limited number of large original equipment manufacturers (“OEMs”) account for a majority of purchases of filter, antenna line, and amplifier products and subsystems in the wireless equipment market. This requires manufacturers of filter products, antenna line products and amplifier products and subsystems, such as us, to increase efforts to establish and maintain relationships with these important customers. In addition, consolidation among wireless service providers has increased competition for their business and required the OEM’s selling to these service providers to reduce sales prices, pursue manufacturing cost reductions and commit resources to developing new products which has a like impact on us and our competitors.

The Wireless Industry Is Extremely Competitive and Requires a Significant Investment in Up-front Engineering Development.    The competitive nature of the wireless industry results from the large number of suppliers at every level, from service providers to OEMs/subsystems and component suppliers. This results in an industry over-capacity condition. In addition, a significant up-front engineering investment is required in order to remain technically and cost competitive.

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

Wireless Infrastructure OEMs Rely on Subsystem Providers.    In order to meet the demand for mobile wireless and fixed wireless access broadband services, service providers normally utilize systems integrators or OEMs to build out infrastructure quickly, efficiently and in accordance with exacting performance specifications. In turn, many OEMs are looking to outsource the design and manufacture of highly integrated reliable subsystems in a cost-effective manner. This permits OEMs to accelerate their time to market and allows them to leverage their core competencies of full system design and integration. By outsourcing subsystems, OEMs promote competition among developers and manufacturers, which leads to technological innovations in wireless infrastructure equipment. Concurrently, OEMs are seeking to select a core group of subsystem and component providers in order to reduce the supply and management risks associated with the currently fragmented supplier base.

THE REMEC SOLUTION

We market our products to OEMs of wireless communications networks and network service providers, as well as to prime contractors in the defense industry. We provide customers complete product life-cycle management for design, prototyping and mass production of reliable microwave and RF hardware.

Our core competencies include the following:

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

SEGMENT INFORMATION

Financial information regarding our business segments may be found in Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Wireless Systems Segment

The Wireless Systems segment addresses the mobile wireless infrastructure market. The mobile wireless market includes the cellular infrastructure market that supports Code Division Multiple Access (“CDMA”), Time

Division Multiple Access (“TDMA”), Global Standard for Mobile (“GSM”), Enhanced Data Rates for GSM Evolution (“EDGE”), Universal Mobile Telecommunications System (“UMTS”) and 3G networks. Wireless network service providers to date have focused primarily on satisfying the increasing demand for wireless telephony through the transmission of voice and low speed data signals over cellular systems and digital PCS. In addition, the capacity and quality of domestic and international mobile wireless communications networks have evolved with advances in technology. In response to capacity and increased level of service demands, service providers are expanding their current infrastructure and are implementing new wireless technologies.

Defense & Space Segment

The Defense and Space segment addresses a broad spectrum of RF and microwave products for systems integrated by prime contractors in military and space applications. These products range from critical components and integrated modules to advanced integrated microwave assemblies for radar, missiles, electronic warfare and communication/navigation systems.

PRODUCTS

Wireless Systems Segment Products

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

Defense & Space Products

We provide RF and microwave products for electronic warfare, radar and communications/navigation systems for the defense market. We design, build and integrate these products and their microwave functionality into integrated subsystems for defense programs that we believe have a high probability of follow-on production. Our products are integrated into various defense tactical aircraft, satellites, missile systems and smart weapons that comprise the majority of high priority platforms of our customers. These RF and microwave systems, subsystems and integrated components are comprised of specialized combinations of components that perform a variety of microwave functions that include filters, couplers, power divider switches, amplifiers, voltage controlled oscillators, mixers and multipliers. Defense industry programs for which we provide subsystems and integrated components include the following:

•	F-16 Tactical Fighter for the U.S. Air Force and International Markets

•	F/A-18 Tactical Fighter for the U.S. Navy

•	F/A-22 Tactical Fighter for the U.S. Air Force

•	F-35 Joint Strike Fighter for the U.S. Air Force, Navy and Marines

•	Integrated Defensive Electronic Countermeasure System (IDECM) for the U.S. Navy

•	Advanced Medium Range Air-to-Air Missile (AMRAAM) program for the U.S. Air Force

•	Longbow Missile and RADAR programs for the U.S. Army

•	Standard Missile for the U.S. Navy and International Markets

•	Tube Launched, Optically Tracked, Wire Guided (TOW) Missile for the U.S. Army

•	New Evolved Sea Sparrow (ESSM) Missile for the U.S. Navy and International Markets

•	Advanced Anti-Radiation Guided Missile (AARGM) for the U.S. Navy

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

MANUFACTURING

Wireless Systems

The Wireless Systems segment has the ability to manufacture microwave products in high-volume, including test and critical hybrid circuits. Our manufacturing is organized into three main activities: volume manufacturing, new product introduction and manufacturing support. Volume manufacturing includes those sites that specialize in building our custom designs and those that have expertise in building to customer designs. Our volume manufacturing capabilities are located in several locations:

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

All of our Wireless Systems segment factories and design centers have been certified to ISO-9001 or ISO-9002, as appropriate.

Defense & Space

The Defense & Space segment conducts its manufacturing activities at two major sites in North America. The primary manufacturing facility is located in San Diego, California. This facility includes design engineering, program management, manufacturing engineering, quality, supply chain management and other support functions for the U.S. based portion of this business.

REMEC Mexico, SA de CV, located in Tijuana, Mexico, serves as a low-cost manufacturing facility that augments the high production activities of our San Diego site. The close proximity to our San Diego location enables a full range of timely technical support for our high-volume manufacturing activities. Both locations have ISO 9001:2000 certifications. The San Diego location also maintains a MIL-PRF-38534 certification status for manufacturing microwave hybrid assemblies. In addition, the Defense Supply Center Columbus (DSCC) recently certified our environmental lab in San Diego for the Commercial Lab Suitability on MIL-STD-833 test methods. On-site manufacturing capabilities include:

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

CUSTOMERS

REMEC derives a significant portion of our revenues from a limited group of customers. For the fiscal year ended January 31, 2005, our top ten customers comprised approximately 66% of revenues, compared to 69% in 2004 and 69% in 2003. For fiscal year 2005, three customers individually accounted for 10% or more of total fiscal revenues. Siemens accounted for 15%, Nokia Telecommunications Company 10%, and Northrop Grumman Corporation 10% of total fiscal revenues. We anticipate that we will continue to derive a significant portion of our revenues from sales to a relatively small group of customers. Our revenues would be significantly reduced if any of these customers cancel, reduce or delay orders or product shipments on account of their manufacturing or supply difficulties, financial difficulties or reduction in demand for their systems and products or otherwise.

We sell our commercial wireless communications products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers.

We sell RF and microwave equipment to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation. Our customers for defense products include BAE Systems PLC, ITT Industries, Northrop Grumman Corporation, Raytheon Company, Lockheed Martin Corporation and L-3 Communications.

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

We have direct sales offices in Europe and Asia and our international presence is increasing. Sales to customers residing outside of the U.S. represented 51%, 48% and 37% of net sales in fiscal years ended January 31, 2005, 2004 and 2003, respectively. Our international sales figures do not include products sold to foreign end users by our domestic customers.

A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 11 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K, which is incorporated herein by reference.

BACKLOG

Our backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $157.8 million on January 31, 2005 and $185.3 million on January 31, 2004. Approximately $29.1 million of the January 31, 2005 backlog and $44.8 million of the January 31, 2004 backlog was for the Wireless Systems segment.

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

RESEARCH AND DEVELOPMENT

Our core competencies, including our emphasis on concurrent engineering, rely heavily on our research and development capabilities. These capabilities, including our breadth of engineering skills, have allowed us to develop products that operate across the range of frequencies used in commercial wireless communications. Research and development expenses for the fiscal years ended January 31, 2005, 2004 and 2003 were $40.6 million, $47.4 million and $29.4 million, respectively.

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

INTELLECTUAL PROPERTY

REMEC currently has more than 57 patents and approximately 6 patents pending. These patents include technologies for improving performance and reducing the cost of power amplifiers, multimode intelligent components, filters and transceivers. We believe these patents provide a competitive advantage and are important to our success as a supplier of RF and microwave equipment supplier. Our intellectual property also includes a variety of trade secrets and technology licenses.

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

EMPLOYEES

As of January 31, 2005, we had a total of 5,048 employees, including 3,646 in manufacturing and operations (mostly at low-cost, offshore facilities), 643 in research, development and engineering, 223 in quality assurance, 62 in sales and marketing, and 474 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees.

RISKS RELATING TO OUR BUSINESS

Failure to complete the Defense & Space sale could cause REMEC’s stock price to decline.

If the shareholders do not approve the proposed sale of the Defense & Space business segment, there will be a negative impact on the Company’s earnings for the fiscal year 2006. If the Defense & Space sale is not completed, REMEC’s stock price may decline due to any or all of the following potential consequences:

•	REMEC may not be able to sell the Defense & Space business segment for value equaling or exceeding those currently estimated by REMEC;

•	REMEC’s costs related to the Defense & Space sale, such as legal, accounting and financial advisor fees, must be paid even if the sale is not completed; and

•	There is an $8 million termination fee that must be paid to Chelton if the Company terminates the agreement and certain events occur.

•	REMEC’s relationship with its customers and suppliers may suffer.

In addition, if the sale is not completed, REMEC’s stock price may decline to the extent that the current market price of REMEC common stock reflects a market assumption that the Defense & Space sale will be completed.

Failure to complete the Wireless Systems sale could cause REMEC’s stock price to decline.

If the shareholders do not approve the proposed sale of the Wireless Systems asset sale to Powerwave Technologies, Inc, there will be a negative impact on the Company’s earnings for the fiscal year 2006. If the Wireless Systems sale is not completed, REMEC’s stock price may decline due to any or all of the following potential consequences:

•	REMEC may not be able to dispose of Wireless Systems assets for value equaling or exceeding those currently estimated by REMEC;

•	REMEC’s costs related to the Wireless Systems asset sale, such as legal, accounting and financial advisor fees, must be paid even if the sale is not completed;

•	There is a $5.65 million termination fee payable by REMEC to Powerwave if the asset purchase agreement is terminated and certain other conditions exist; and

•	REMEC’s relationship with its customers and suppliers may suffer.

In addition, if the sale is not completed, REMEC’s stock price may decline to the extent that the current market price of REMEC common stock reflects a market assumption that the Wireless Systems asset sale will be completed.

We may not be able to borrow funds under our credit facility if we are not able to meet the conditions to borrowing in the facility.

This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We utilized this facility as security for certain financial transactions entered into by us and only briefly used it for borrowing purposes during the fiscal year 2005. All of this facility is used to guarantee certain business arrangements including letters of credit and our factoring facility. As of January 31, 2005, we were in compliance with the financial covenants contained in this credit facility. In addition, we may need additional capital to support our operations, which may be unavailable or costly.

As of January 31, 2005, our capital resources consisted of approximately $36.8 million in cash, cash equivalents and short-term investments. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least January 31, 2006. We base this expectation on our current operating plan, which may change as a result of many factors, including the following:

•	Greater than expected product development or manufacturing costs;

•	Changes in the focus and direction of our research and development programs that could result in costly additional research and delay the sale of our products;

•	Failure to attain our target revenue levels, achieve our working capital requirements or derive anticipated cost savings/larger than expected operating losses.

While management believes that we have adequate capital resources, there can be no assurance that this is the case. For example, if the shareholders do not approve the sale of our Defense & Space business unit or our operational performance varies substantially from our operating plan, our existing capital resources may not be sufficient to fund our operations. To the extent that our capital resources (including our credit facility mentioned above) are insufficient to meet our future capital requirements, we may have to curtail operations significantly.

There may be material weaknesses identified in our Sarbanes-Oxley internal control audit

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has been engaged in an evaluation of the effectiveness of its internal controls over financial reporting. Due to the magnitude of the Company’s Section 404 project plan, which included many time-critical milestones, the Company’s evaluation of its internal control over financial reporting is not complete as of this filing.

Securities and Exchange Commission Release No. 34-50754, subject to certain conditions, provides up to 45 additional days beyond the due date of this Annual Report on Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K. Pursuant to the Release, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005 are not filed herein and are expected to be filed no later than June 1, 2005 with an amendment to this Annual Report on Form 10-K.

Although management has not identified any material weaknesses at this time, there can be no assurance that as a result of completing our evaluation on internal control over financial reporting, or our external auditors completing their attestation report on our assessment, other deficiencies will not be identified or that any such deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The terrorist attacks in 2001, current conflicts in the Middle East and the potential for future terrorist attacks and conflicts have created many economic and political uncertainties that have severely impacted the global economy. We experienced a decline in demand for our products after the terrorist attacks in 2001. The long-term effects of these economic and political uncertainties on our business and the global economy remain unknown.

Operating in the commercial wireless communications industry carries certain risks.

Our success in the commercial wireless market depends in large part on investments by our customers in expensive wireless infrastructure equipment. Because the commercial wireless market in the U.S. and Europe has only recently begun to deploy 3G, it is difficult to predict the rate at which this market will grow, if at all. Our customers may reduce their capital expenditures in response to current or anticipated reductions in consumer demand for their products and services. If the current economic uncertainty continues, demand for our commercial wireless products may be sharply reduced or may fail to develop, which would adversely affect our revenues. In addition, the need to invest in the engineering, research and development and marketing required to penetrate markets and maintain service and support capabilities limits our ability to reduce expenses during downturns.

The failure of our customers to sell wireless communications network solutions that include our subsystems and integrated components would harm our sales.

In general, our integrated components and subsystems must be custom designed for use in our customers’ products. As a result, we sell our products to a relatively small group of customers, and our products must be specifically engineered for each customer. While we select our customers based on our assessment of their ability to succeed in the marketplace, we cannot be sure of their success. If our customers are not successful, the length of time required to re-engineer our product for another customer may delay our sales or prohibit us from getting our products to the marketplace in a timely manner or at all. In addition, many of our customers can internally design and/or manufacture their own RF and microwave subsystems and systems. If, for any reason, our customers decide to produce their RF and microwave subsystems and systems internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

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

If we don’t complete the sale of the Defense & Space group, we expect to continue to derive a substantial portion of our revenues from defense programs and to develop microwave products for defense applications. If a significant defense program or contract ends, and we fail to replace sales from that program or contract, our revenues will decline. In addition, large portions of our expenses are fixed and difficult to reduce, thus magnifying the negative effect of any shortfall in revenue.

Our defense development contracts could cause our quarterly results to fluctuate.

We have entered into more defense industry development contracts as a source of defense revenues. Development contracts are contracts for the development of products, rather than the production of existing products and they tend to be fixed price contracts that generally result in lower gross profit margins than production contracts. As a result, our increased reliance on development contracts has led to the potential for increased quarterly fluctuations in sales and gross profit margins. Accordingly, our comparative performance from one fiscal quarter to the next is not necessarily an accurate indicator of our future performance.

Our exclusive arrangements with some customers may limit our pursuit of market opportunities and may result in a loss of revenues.

We have granted some of our customers’ exclusivity on specific products, which means that we are permitted to sell those specially, engineered products only to them. We expect that in some cases our existing customers and new customers may require us to give them exclusivity on new products that we make for them. By entering into exclusive arrangements, we may forego opportunities to supply these products to other companies. In addition, if we enter into exclusive relationships with customers who prove to be unsuccessful, our revenues will be negatively affected. We may not be able to establish business relationships with, or negotiate acceptable arrangements with, significant customers in the future. Also, our current or future arrangements with significant customers may not continue or be successful.

Our dependence on a few sole suppliers may decrease our timeliness of product delivery to customers.

In some cases, we rely on sole suppliers or a limited group of suppliers to provide us with services and materials necessary for the manufacture of our products. If we are not able to obtain sufficient allocations of these components, our production and shipment of product will be delayed, we may lose customers and our profitability may be affected.

Other risks relating to our reliance on sole suppliers include reduced control over productions costs, delivery schedules, reliability and quality of materials. Any inability to obtain timely deliveries of acceptable quality materials, or any other circumstances that would require us to seek alternative suppliers, could adversely affect our ability to deliver products to our customers. While it is unlikely that costs from our major suppliers will increase as costs are strictly managed through long-term contracts, if they did, we may suffer losses if we are unable to recover such cost increases under fixed price production commitments to our customers.

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

For the fiscal year ended January 31, 2005, approximately 51% of our revenue was derived from sales to customers residing outside the U.S. In addition, some of our U.S.-based customers who integrate our subsystems into their products may sell into these international markets. Adverse international economic conditions or developments, including economic instability in Asia, have in the past and could in the future negatively affect our direct sales and sales by our customers into these regions which would impact our revenues.

In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including: delays resulting from export restrictions on certain products and technologies; fluctuations in foreign currencies and the U.S. dollar; foreign currency transaction exposure resulting from having costs and revenues in different currencies; loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks; transmission of contagious diseases; overlap of different tax structures; seasonal reductions in business activity; and risks of increases in taxes and other government fees. In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws.

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

The market price of our common stock, like the stock prices of many companies in the telecommunications industry, is subject to wide fluctuations in response to a variety of factors, including: announcements of potential divestitures, actual or anticipated operating results; announcements of technological innovations; announcements of new products or new contracts by us, our competitors or customers; government regulatory action; developments with respect to wireless telecommunications; and general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices for the stocks of technology companies and have often been unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and may continue to be highly volatile.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014. As of January 31, 2005, we owned or leased a total of approximately 1,083,900 square feet of space worldwide. We believe our existing properties are in good condition and suitable for the conduct of our business.

Our principal leased facilities have lease terms expiring between 2005 and 2017. Additional information regarding our obligations under property leases may be found in Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference.

At the end of fiscal 2005, we were productively utilizing the space in our facilities, while attempting to dispose of space determined to be in excess.

Wireless Systems Segment Properties

The Wireless Systems segment owns or leases approximately 872,000 square feet located primarily in Poway, California; Milpitas, California; Escondido, California; Irvine, California; Aylesbury, United Kingdom; Shanghai, China; Heredia, Costa Rica; Oulu, Finland; Laguna, Philippines; and Seoul, South Korea.

Defense & Space Segment Properties

The Defense & Space segment leases approximately 212,000 square feet primarily located in San Diego, California; Tijuana, Mexico; Richardson, Texas; and Forsyth, Missouri.

Significant Geographic Operations

Americas	Europe	Asia
San Diego, California	Aylesbury, United Kingdom	Shanghai, China
Poway, California	Oulu, Finland	Laguna, Philippines
Escondido, California		Seoul, South Korea
Irvine, California
Milpitas, California
Tijuana, Mexico
Heredia, Costa Rica

ITEM 3.    LEGAL PROCEEDINGS

On September 29, 2004, three class action lawsuits were filed against the Company and current and former officers in the United States District Court for the Southern District of California alleging violations of federal securities laws between September 8, 2003 and September 8, 2004 (the “Class Period”). On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses.

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation, Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s electronic manufacturing services business unit to Pyxis that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”).

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks seven million dollars in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005.

Other than the two lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of security holders during the fourth quarter ended January 31, 2005.

PART II

ITEM 5.	MARKET FOR REMEC’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol “REMC.” On April 8, 2005, the number of shareholders of record of REMEC common stock was 991 and the closing sale price of REMEC common stock was $5.44 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq National Market for the quarterly periods indicated.

	High	Low
Fiscal 2004
First Quarter	$5.16	$4.10
Second Quarter	9.61	5.00
Third Quarter	11.80	7.80
Fourth Quarter	12.86	7.68

Fiscal 2005
First Quarter	$10.38	$6.07
Second Quarter	6.92	4.37
Third Quarter	5.51	4.17
Fourth Quarter	7.44	5.45

Fiscal 2006
First Quarter (through April 8, 2005)	$7.02	$5.44

DIVIDEND POLICY

The Company will receive $260 million in cash, subject to certain post-closing adjustments, as a result of the sale of our Defense & Space subsidiary to Chelton Microwave. We plan to distribute a substantial portion of the net merger consideration to our shareholders by redeeming “Redemption Stock” immediately after the effective time of the Merger. We plan a reclassification of our common stock (the “Reclassification”) by authorizing a Certificate of Amendment to our Restated Articles of Incorporation. In the Reclassification, each share of our existing common stock will be converted into a fractional share of new common stock and one (1) share of redeemable common stock, or Redemption Stock. The Reclassification will enable us to distribute a substantial portion of the merger consideration we receive to our shareholders through the redemption of the Redemption Stock. The exact amount of merger consideration distributed to our shareholders will be determined by our Board of Directors prior to the effective time of the Merger (the “Aggregate Redemption Amount”). The Aggregate Redemption Amount of the distribution will be no less than $150 million and no more than $200 million. Assuming the sale of Defense & Space is completed, each shareholder of REMEC will be entitled to receive an amount in cash per share of Redemption Stock equal to the Aggregate Redemption Amount divided by the number of shares of Redemption Stock issued and outstanding immediately prior to the effective time of the Merger.

If the sale of the Wireless Systems business to Powerwave is approved by the shareholders, there will be a further distribution to shareholders following its approval. If it is not approved, other than the aforementioned special redemption of the proceeds from the Defense & Space sale, the Company intends to retain all future earnings, if any, for use in the operation and development of our Wireless Systems business and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The credit agreement we entered into in February 2004 precludes the payment of cash dividends, although we have received oral assurances from the lender under that agreement that the Defense & Space redemption process discussed above will not give rise to an Event of Default under that agreement. We are in the process of obtaining that lender’s formal consent to the Defense & Space sale under the existing credit agreement.

EQUITY COMPENSATION PLAN INFORMATION

Information pertaining to securities authorized for issuance under equity compensation plans is set forth under “Management—Equity Compensation Plan Information” in the proxy statement for REMEC’s Annual Meeting of Shareholders which will be filed within 120 days after the end of the year covered by this Form 10-K (the “2005 Proxy Statement”).

RECENT SALES OF UNREGISTERED SECURITIES

We made no unregistered sales of our securities during the year ended January 31, 2005.

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

	Fiscal Year Ended January 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:(1) (2)
Net sales	$423,911	$351,872	$226,678	$173,768	$186,992
Cost of sales	358,501	292,354	194,826	153,834	138,401

Gross profit	65,410	59,518	31,852	19,934	48,591
Operating expenses:
Selling, general and administrative	53,491	51,672	35,418	39,074	31,726
Research and development	40,578	47,430	29,417	15,843	12,934
In-process research and development	—	—	—	8,002	—
Merger and acquisition costs	—	—	—	—	2,750
Impairment of goodwill	62,400	—	—	17,695	—
Impairment of other long-lived assets	—	1,038	658	—	2,311
Restructuring (reversals) charges	(888)	3,388	924	17,257	—

Total operating expenses	155,581	103,528	66,417	97,871	49,721

Loss from continuing operations	(90,171)	(44,010)	(34,565)	(77,937)	(1,130)
Gain on sale of investment	—	4,582	—	—	1,707
Gain on sale of facility	—	945	1,183	—	—
Interest income and other, net	(93)	442	2,321	5,085	9,528
Write-down of investment	—	—	(1,801)	(9,400)	—
Gain on sale of subsidiary	—	—	—	7,614	—

(Loss) income from continuing operations before income taxes and minority interest	(90,264)	(38,041)	(32,862)	(74,638)	10,105
Provision (credit) for income taxes	(62)	103	19,563	(13,955)	1,087

(Loss) income from continuing operations before minority interest	(90,202)	(38,144)	(52,425)	(60,683)	9,018

Minority interest	—	—	—	(972)	77
Net (loss) income from continuing operations	(90,202)	(38,144)	(52,425)	(59,711)	8,941

(Loss) income from discontinued operations including gain (loss) on disposal, net of tax	(579)	(11,264)	(11,369)	(10,152)	1,937

Net (loss) income	$(90,781)	$(49,408)	$(63,794)	$(69,863)	$10,878

Earnings (loss) per share:
Basic
Net (loss) income from continuing operations	$(1.45)	$(0.65)	$(1.12)	$(1.33)	$0.20
Net (loss) income from discontinued operations	(0.01)	(0.19)	(0.24)	(0.23)	0.04

	$(1.46)	$(0.84)	$(1.36)	$(1.56)	$0.24
Diluted
Net (loss) income from continuing operations	$(1.45)	$(0.65)	$(1.12)	$(1.33)	$0.20
Net (loss) income from discontinued operations	(0.01)	(0.19)	(0.24)	(0.23)	0.04

	$(1.46)	$(0.84)	$(1.36)	$(1.56)	$0.24
Shares used in per share calculations:
Basic	62,069	59,132	46,784	44,904	45,436

Diluted	62,069	59,132	46,784	44,904	45,482

	At January 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:(1) (2)
Cash, cash equivalents and short term-investments	$36,773	$54,924	$76,845	$48,690	$131,149
Working capital	79,000	110,215	125,373	140,579	241,457
Total assets	274,923	363,207	336,911	319,370	374,689
Long-term debt	—	1,160	700	900	—
Total shareholders’ equity	164,505	253,274	262,698	281,782	341,486

(1)	REMEC has made numerous acquisitions, the most significant of which are Paradigm Wireless Systems, Inc. and Himark Telecom Group Limited in fiscal 2004, Spectrian Corporation in fiscal 2003 and ADC Mersum OY and Pacific Microwave Corporation in fiscal 2002, all of which were accounted for as purchases. The operating results of the acquired entities are included with REMEC from the date of acquisition.
(2)	REMEC has made several divestments during fiscal 2005 including the Components product line, the China Network Optimization product line, and Nanowave. These financial results for all time periods have been reclassified as discontinued operations on the income statement and assets held for sale on the balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our commercial wireless systems products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. We also sell our RF and microwave equipment to major U.S. defense prime contractors for integration into larger systems, primarily radar electronic warfare, communications and navigation.

Our net revenue consists principally of product revenue generated by sales of our microwave and RF products. Such sales represented the majority of our total net revenue in fiscal years 2005, 2004 and 2003, respectively.

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

For these and other reasons, our net revenue in fiscal year 2005 and prior periods may not necessarily be indicative of future net revenue. From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations to continue.

Challenges include improving product margins, managing working capital and returning to profitability. The Company is taking steps we believe are necessary to cut product and infrastructure costs while increasing our base of revenue. Risks include our customers failing to sell wireless communications network solutions that include our subsystems and integrated components, which would harm our sales and production schedules, and manufacturing processes and may cause fluctuations in our quarterly results.

SIGNIFICANT RECENT DEVELOPMENTS

During the fiscal year 2005, the Company engaged Needham & Company, Inc. as financial advisors to evaluate alternative strategies to increase shareholder value, including the disposal of all or a portion of our business units.

In December 2004, we entered into the Merger Agreement to sell our Defense & Space group to Chelton Microwave for $260 million cash, subject to certain post-closing adjustments and the assumption of certain liabilities. We plan to distribute a substantial portion of the aggregate merger consideration to our shareholders by redeeming the Redemption Stock immediately after the effective time of the Merger (the “Redemption”). The exact amount of merger consideration distributed to our shareholders in the Redemption will be determined by our Board of Directors prior to the effective time of the Merger (the “Aggregate Redemption Amount”). The Aggregate Redemption Amount of the distribution will be no less than $150,000,000 and no more than $200,000,000, unless we experience unexpected adverse changes in our financial condition prior to the effective time of the Merger that cause our total or current liabilities to significantly increase or our total or current assets to significantly decrease, or some combination thereof.

In March 2005, we entered into a definitive agreement to sell selected assets and transfer certain liabilities of REMEC’s Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave’s common stock and $40 million in cash. Based on Powerwave’s closing price on Friday, March 11, 2005, the transaction value is approximately $120 million. The transaction includes our RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers. The transaction also includes our manufacturing facilities in Costa Rica, China and the Philippines, as well as certain employee related costs, facility lease obligations and assets and liabilities related to the product lines being acquired. We will retain certain assets of the Wireless Systems business that include the ODU/Transceiver product line and the manufacturing services business. For the twelve months ended January 31, 2005, these retained businesses generated approximately $20 million and $55 million of revenues, respectively.

The proposed sale of the Wireless Systems business assets and the previously announced sale of the Defense & Space business are results of the Company’s ongoing review of strategic alternatives to increase shareholder value. The completion of these transactions will result in REMEC divesting the majority of its operating assets and liabilities. The Wireless Systems sale, like the sale of Defense & Space, requires shareholder approval that has not been obtained as of the filing date of this Form 10-K.

Consequently, if the sale transactions are approved and consummated, the Company’s financial and operational viability would become increasingly uncertain. As a result, in connection with seeking shareholder approval of the aforementioned transactions, the Board of Directors intends to ask Company shareholders to approve and adopt a plan of liquidation, which would be intended to allow for the orderly disposition of the Company’s remaining assets and businesses.

The management’s discussion and analysis centers on the continuing operations. The Components and China Network Optimization product lines, and Nanowave, all of which were divested during fiscal year 2005, are reported as discontinued operations, and “held for sale” assets on all prior period balance sheets.

RESULTS OF OPE RATIONS

The following table sets forth, as a percentage of total net sales, the consolidated statement of operations data for the periods indicated:

	Years Ended January 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.6	83.1	85.9

Gross profit	15.4	16.9	14.1
Operating expenses:
Selling, general and administrative	12.6	14.7	15.6
Research and development	9.6	13.5	13.0
Impairment of goodwill	14.7	—	—
Impairment of other long lived assets	—	0.2	0.3
Restructuring charge	(0.2)	1.0	0.4

Total operating expenses	36.7	29.4	29.3

Loss from operations	(21.3)	(12.5)	(15.2)
Gain on sale of investment	—	1.3	—
Gain on sale of facility	—	0.3	0.5
Interest income and other, net	—	0.1	1.0
Write-down of investment	—	—	(0.8)

Loss from continuing operations before income taxes	(21.3)	(10.8)	(14.5)
Provision (credit) for income taxes from continuing operations	—	—	8.6

Net loss from continuing operations	(21.3)	(10.8)	(23.1)
Loss from discontinued operations including gain (loss) on disposal, net of tax	(0.1)	(3.2)	(5.0)

Net loss	(21.4)%	(14.0)%	(28.1)%

FISCAL YEAR ENDED JANUARY 31, 2005 VS. FISCAL YEAR ENDED JANUARY 31, 2004

Net Sales and Gross Profit.    Net sales for fiscal 2005 increased 20.5% from $351.9 million during fiscal 2004 to $423.9 million during fiscal 2005 due to increases in both our Wireless Systems and Defense & Space products. Gross profit increased 9.9% from $59.5 million in fiscal 2004 to $65.4 million in fiscal 2005.

Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 11 of the Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems.    Net sales increased by $56.7 million, or 21.2%, to $324.4 million in fiscal 2005. The increase was primarily attributable to increasing our market share with major OEM customers for our amplifier products, our acquisition of Paradigm, strong customer demand for our tower-mounted amplifiers, and the ramp-up of our outdoor radio unit product line. Gross profit as a percentage of net sales decreased from 12.3% in fiscal 2004 to 11.6% in fiscal 2005. The decrease in the gross profit percent to sales was a result of increased pricing pressures across all product lines and our inability to reduce our manufacturing costs faster than the price decreases. In fiscal 2005, the Wireless Systems segment’s gross profit was impacted by approximately $3.6 million of charges for excess inventory versus $11.2 million charged in fiscal 2004. Also in fiscal 2004, the segment’s gross profit was negatively impacted by $3.3 million of reserves primarily related to two customer programs entered into in the latter half of fiscal 2004. Additionally, the results for fiscal 2005 include sales totaling $5.2 million of zero cost basis inventory obtained in our acquisition of Spectrian versus $6.8 million of sales in fiscal 2004. Operating expenses (including the impairment of goodwill and restructuring charges) increased by $53.1 million, or 58.3%, from $91.0 million in fiscal 2004 to $144.1 million in fiscal 2005. Excluding the impairment of goodwill, operating expenses declined as a percentage of net sales from 34.0% in fiscal 2004 to 25.2% in fiscal 2005. The charge for the impairment of goodwill was $62.4 million booked in the second quarter of fiscal 2005. The $9.3 million of operating expense decreases was due to plant consolidations, overall reduced spending, and the non-recurrence of provisions taken in 2004. The operating loss of the Wireless Systems segment increased from $58.1 million in fiscal 2004 to $106.5 million in fiscal 2005 due to the impact of the impairment of goodwill and lower gross profits previously discussed.

Defense & Space.    Net sales increased by $15.3 million, or 18.1%, from $84.3 million in fiscal 2004 to $99.6 million in fiscal 2005, while gross profit as a percentage of sales decreased from 31.6% in fiscal 2004 to 27.9% in fiscal 2005. The increase in net sales was primarily due to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements. The decrease in gross profit as a percentage of net sales is a result of increased direct materials in the production programs and increased direct labor in our development programs. The manufacturing overhead amount, as a percentage of sales, remained relatively the same in both fiscal years. The segment’s operating income increased from $14.1 million in fiscal 2004 to $16.3 million in fiscal 2005, primarily attributable to the increase in net sales with lower operating expenses as a percentage of sales in fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by 3.5% from $51.7 million in fiscal 2004 to $53.5 million in fiscal 2005. As a percentage of net sales, SG&A decreased from 14.7% in fiscal 2004 to 12.6% in fiscal 2005. The decrease as a percentage of sales was primarily the result of cost reductions due to plant consolidations, improved efficiencies, and overall reduced spending.

Research and Development Expenses.    Research and development expenses decreased from $47.4 million in fiscal 2004 to $40.6 million in fiscal 2005. Like in SG&A, the decreases were primarily the result of cost reductions due to improved efficiencies, and overall reduced spending. As a percentage of net sales, research and development expenses decreased from 13.5% in fiscal 2004 to 9.6% in fiscal 2005 as a result of the increase in sales and the lower spending.

Impairment of goodwill.    During fiscal 2005, the Company determined there were indicators of impairment for the Wireless Systems reporting segment. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down to zero the value of goodwill associated with the Wireless Systems reporting segment during the second quarter of this fiscal year. The Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill during the third fiscal quarter. Based on this assessment, there was no adjustment required to the loss previously recorded in the second fiscal quarter.

Impairment of other Long-Lived Assets.    In the fourth quarter of fiscal 2004, the Company recorded an impairment charge of $1.0 million to write down the carrying value of two properties located in Finland to their estimated fair market value.

Restructuring Charge.    During fiscal year 2005, the Company recognized a credit in the amount of $0.9 million related to the reversal of loss reserves intended for the sale of two buildings in Finland, one during the first quarter and another during the second quarter. During the fourth quarter of fiscal 2004, we announced our plan to restructure certain of our operations to improve our overall financial performance. Our restructuring plan included a reduction of our workforce, the transfer of production from our Finland manufacturing site to other manufacturing facilities and the disposition of unused equipment. As a result, we recorded a restructuring charge in fiscal 2004 totaling $3.4 million. This charge included severance costs of $2.1 million related to the reduction of our work force and an anticipated loss of $0.6 million from the write-off of other non-performing Wireless Systems segment assets. During fiscal 2004, we also reassessed our fiscal 2002 restructuring accrual, related to lease costs at abandoned facilities, and recorded an additional restructuring charge of approximately $0.7 million. (See Note 9 of the Consolidated Financial Statements.)

Gain on Sale of Investment.    Fiscal 2004 results included a fourth quarter gain of $4.6 million associated with the sale of certain securities received during fiscal 2003 in a customer contract termination settlement.

Gain on Sale of Facility.    Fiscal 2004 results include a $0.9 million gain associated with the sale of a facility located in the United Kingdom.

Interest Income and Other, Net.    Interest income and other, net, decreased from $0.4 million of income in fiscal 2004 to $0.1 million of expense in fiscal 2005. Interest income was $0.7 million in fiscal 2004 due to interest on our investments, but was $0.7 million of expense in fiscal 2005 due to the combination of a reduction in the average amount of funds available for investment and factoring arrangements. Realized and unrealized foreign exchange was a gain of $0.7 million in fiscal 2004 and a loss of $0.3 million in fiscal 2005. Other expense was $1.0 million in fiscal 2004 and income of $0.9 million in fiscal 2005.

Provision (Credit) for Income Taxes.    Income tax decreased from a provision for income taxes of $0.1 million in fiscal 2004 to a credit for income taxes of $0.1 million in fiscal 2005. No tax benefit has been recorded during fiscal 2004 or 2005 outside of amortization of acquisition related tax accruals and the recognition of anticipated tax refunds in certain of the foreign tax jurisdictions in which we operate.

For the fiscal years ended January 31, 2005 and 2004, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

FISCAL YEAR ENDED JANUARY 31, 2004 VS. FISCAL YEAR ENDED JANUARY 31 , 2003

Net Sales and Gross Profit.    Net sales for fiscal 2004 increased 55.2% from $226.7 million during fiscal 2003 to $351.9 million during fiscal 2004 primarily as a result of increased sales of our Wireless Systems products as discussed further below. Gross profit increased 86.9% from $31.9 million in fiscal 2003 to $59.5 million in fiscal 2004. Gross profit as a percentage of net sales increased from 14.1% during fiscal 2003 to 16.9% during fiscal 2004. Fiscal 2004 results include charges of approximately $11.2 million to establish additional reserves for excess inventory and $3.8 million primarily to establish reserves for losses on two commercial programs entered into in the latter half of fiscal 2004.

Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 11 of the Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems.    Net sales increased by $112.0 million, or 72.0%, to $267.6 million in fiscal 2004. The increase was primarily attributable to increasing our market share within the mobile wireless communications infrastructure equipment market place as well as the impact of sales from acquired operations. In addition, the Wireless Systems segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 8.8% in fiscal 2003 to 12.3% in fiscal 2004. In fiscal 2004, the Wireless Systems segment’s gross profit was negatively impacted by approximately $11.2 million of reserves for excess inventory as well as $3.3 million of reserves primarily related to two customer programs entered into in the latter half of fiscal 2004. In fiscal 2003 there were charges of $3.8 million for excess inventory reserves and $1.1 million of program loss reserves. Additionally, the results for fiscal 2004 include sales totaling $6.8 million of zero cost basis inventory obtained in our acquisition of Spectrian, as well as the sale of $1.8 million of fully reserved inventory from a discontinued product line. Although operating expenses increased by $35.7 million, or 64.7%, from $55.3 million in fiscal 2003 to $91.0 million in fiscal 2004, they declined as a percentage of net sales from 35.5% in fiscal 2003 to 34.0% in fiscal 2004. The increase in total operating costs was primarily attributable to increased selling and marketing and research and development expenses associated with the activities absorbed from the acquisition of Spectrian. The operating loss of the Wireless Systems segment increased from $41.6 million in fiscal 2003 to $58.1 million in fiscal 2004.

Defense & Space.    Net sales increased by $13.2 million, or 18.5%, from $71.1 million in fiscal 2003 to $84.3 million in fiscal 2004, while gross profit as a percentage of sales increased from 25.6% in fiscal 2003 to 31.6% in fiscal 2004. The increase in net sales was primarily due to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements. The increase in gross profit as a percentage of net sales was a result of decreased direct labor, direct materials, and overhead costs as a percentage of sales. The lower cost of goods sold primarily reflected continued productivity and manufacturing efficiency improvements at both our Mexico and San Diego facilities on production programs and improved overhead absorption resulting from the increase in production volumes. The segment’s operating income increased from $7.1 million in fiscal 2003 to $14.1 million in fiscal 2004, primarily as a result of the increase in gross profit as a percentage of sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, increased 45.9% from $35.4 million in fiscal 2003 to $51.7 million in fiscal 2004, and as a percentage of net sales, decreased from 15.6% in fiscal 2003 to 14.7% in fiscal 2004. The increase in SG&A was primarily a result of costs associated with the expansion of our sales organization in conjunction with the acquisition of the operations of Spectrian in December 2003 as well as costs associated with the operations of Paradigm, acquired during fiscal 2004. The Company also recorded a $2.4 million charge in the fourth quarter of fiscal 2004 associated with an executive transition agreement.

Research and Development Expenses.    Research and development expenses increased from $29.4 million in fiscal 2003 to $47.4 million in fiscal 2004, primarily due to the expansion of our research and development activities as a result of acquired operations and an increase in activity associated with new wireless communications product development initiatives required to meet current and future market and customer requirements. As a percentage of net sales, research and development expenses increased from 13.0% in fiscal 2003 to 13.5% in fiscal 2004.

Impairment of other Long-Lived Assets.    In the fourth quarter of fiscal 2004, the Company record an impairment charge of $1.0 million to write down the carrying value of two properties located in Finland to their estimated fair market value. During fiscal year 2003, the Company recorded asset impairment charges of $0.7 million to write-down the leasehold improvements at abandoned facilities.

Restructuring Charges.    During the fourth quarter of fiscal 2004, we announced our plan to restructure certain of our operations to improve our overall financial performance. Our restructuring plan included a reduction of our workforce, the transfer of production from our Finland manufacturing site to other of our manufacturing facilities and the disposition of unused equipment. As a result, we recorded a restructuring charge in fiscal 2004 totaling $3.4 million. This charge includes severance costs of $2.1 million related to the reduction of our work force and an anticipated loss of $0.6 million from the write-off of other non-performing Wireless Systems segment assets. During fiscal 2004, we also reassessed our fiscal 2002 restructuring accrual, related to lease costs at abandoned facilities, and recorded an additional restructuring charge of approximately $0.7 million. During the fourth quarter of fiscal 2003, we reassessed our restructuring accrual in as much as it related to lease costs at abandoned facilities and recorded an additional restructuring charge of approximately $0.9 million associated with these leases. (See Note 9 of the Consolidated Financial Statements.)

Gain on Sale of Investment.    Fiscal 2004 results include a fourth quarter gain of $4.6 million associated with the sale of certain securities received during fiscal 2003 in a customer contract termination settlement.

Gain on Sale of Facility.    Fiscal 2004 results include a $0.9 million gain associated with the sale of a facility located in the United Kingdom. Fiscal 2003 results include a $1.2 million gain associated with the sale of a vacant facility located in San Diego, California.

Interest Income and Other, Net.    Interest income and other, net, decreased from $2.3 million of income in fiscal 2003 to $0.4 million of income in fiscal 2004. Interest income was $2.1 million in fiscal 2003 due to interest on our investments versus $0.7 million of income in fiscal 2004. Realized and unrealized foreign exchange was a gain of $1.7 million in fiscal 2003 and a gain of $0.7 million in fiscal 2004. Other expense was $1.5 million in fiscal 2003 and expense of $1.0 million in fiscal 2004.

Write-down of Investment.    Net loss for fiscal 2003 includes a $1.8 million charge representing the write-down of our investment in Allgon AB common stock, which had been acquired in conjunction with our proposed merger with Allgon in fiscal 2001. The carrying value of these shares was written down to the market value at the end of fiscal 2003.

Provision (Credit) for Income Taxes.    Income tax expense decreased from a provision for income taxes of $19.6 million in fiscal 2003 to a provision for income taxes of $0.1 million in fiscal 2004. During fiscal 2003, we discontinued our prior practice of recording a tax benefit for our domestic operating losses and took the additional step of establishing a valuation allowance against all previously recorded deferred tax assets. No tax benefit has been recorded during fiscal 2004 outside of amortization of acquisition related tax accruals and the recognition of anticipated tax refunds in certain of the foreign tax jurisdictions in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, we had $79.0 million of working capital, which included cash, cash equivalents and short-term investments totaling $36.8 million. We also have a $30.0 million revolving working capital line of credit with a bank, which expires in July 2005. The borrowing rate under this credit facility is based on prime + 1%, with prime being defined as “the bank’s most recently announced per annum ‘prime rate’.” Through January 31, 2005, we had no borrowings under this credit facility; however, approximately $8.4 million has been used under letter of credit arrangements, $1.8 million for banking cash management products, $2.6 million has been utilized in connection with foreign currency forward contracts and $17.2 million remains available to increase our factoring line. The credit facility is secured by the Company’s domestic trade receivables and inventory. As of January 31, 2005, we were in compliance with the financial covenants contained in this credit facility. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement. The Material Adverse Change is defined as “if there (i) occurs a material adverse change in the business operations, or condition (financial or otherwise) of the Borrower; or (ii) is a material impairment of the prospect of repayment of any portion of the Obligations; or (iii) is a material impairment of the value or priority of Bank’s security interests in the Collateral.” We are not aware of any Material Adverse Change to date.

The Company has entered into a factoring arrangement whereby certain of its receivables are sold on a pre-approved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and none at January 31, 2004. In compliance with SFAS No 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

During the year ended January 31, 2005, net cash used by continuing operations totaled $13.9 million. The negative operating cash flow during this period was principally the result of cash used to fund our operating losses, working capital requirements including the $7.2 million increase in accounts and other receivable and a decrease of $5.4 million in accounts payable. The increase in accounts and other receivables was primarily related to an increase in VAT (Value Added Tax) receivables and the decrease in accounts payable was related to our inventory reduction program.

During the year ended January 31, 2005, we consumed $17.5 million of cash from investing activities. Cash outflows from investing activities were primarily for capital expenditures partially offset by cash inflows from the sale of $5.8 million in investment maturities and $5.1 million from the sale of fixed assets no longer being utilized. Financing activities during the year ended January 31, 2005, consisted of proceeds of $3.6 million from the issuance of common stock under our Employee Stock Purchase Plan and from stock option exercises.

Our future capital requirements will depend upon many factors, including the proposed sale of the Defense & Space group, the proposed sale of the Wireless Systems assets (both of which are subject to shareholder approval), the nature and timing of orders by OEM customers, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products. Our principal source of liquidity consists of our existing cash balances and our bank line of credit. If shareholders do not approve the sale of the Defense & Space group, it is possible that the Company may require additional sources of financing in order to capitalize on business opportunities that management believes currently exist. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

As of January 31, 2005 and 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of January 31, 2005:

	Payment Obligations by Fiscal Year (in 000’s)
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$83,813	$9,966	$9,850	$8,900	$8,173	$7,941	$38,983
Purchase obligations	14,635	14,566	38	31	—	—	—

	$98,448	$24,532	$9,888	$8,931	$8,173	$7,941	$38,983

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, impairment of long-lived assets, intangible assets, restructuring costs and income taxes. We base our estimates on historical experience and current developments and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition.    We derive the majority of our revenue from product sales and we recognize revenue from these sales upon transfer of title to the product, which generally occurs upon shipment to the customer. In a growing number of instances, our customers are requiring us to transfer product through an intermediary warehouse. We generally ship to our customers “Free on Board” shipping point except in the circumstances described above. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, as superceded by SAB No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. Revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bears to estimated costs. We believe that our revenue recognition policy is consistent with this guidance and in accordance with accounting principles generally accepted in the United States. If our shipping policies were to change, including the point of title transfer, materially different reported results would be likely. For example, if more customers required transfers through an intermediary warehouse, this would cause an increase to our inventory levels and delay revenue recognition.

Prospective losses on contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms. For example, a delay in realizing cost reductions for a specific product would have a negative impact on our net income for the period.

Allowance for Doubtful Accounts.    Allowances for doubtful accounts are based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At January 31, 2005, accounts receivable totaled $60.5 million, net of reserves for bad debt of $1.2 million.

Inventory Adjustments.    Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis, in compliance with SAB Topic 5.BB. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, with the exception of our large excess and obsolescence charges during the fourth quarter of fiscal 2004, our losses from inventory obsolescence have been within our expectations and the reserves established. At January 31, 2005, inventories totaled $70.5 million, net of reserves for excess and obsolete inventory of $15.1 million and contract losses of $5.7 million.

Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We are required to assess goodwill impairment in fiscal 2005 using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

During the fiscal quarter ending July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management’s assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The assumptions used in this impairment test included sales growth rates ranging from 4%-8%, gross profit margins ranging from 14%-24%, and a discount rate of 18.6%. The estimates used reflected the Company’s inability to gain market segment share or attain the level of profitability previously anticipated. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. The Company had to issue financial statements before completing the second step of the impairment test that allows management to measure the actual amount of the impairment loss. Using the guidance included in SFAS No. 5, Accounting for Contingencies the Company determined that an impairment loss was probable and that this impairment loss could be reasonably estimated. The Company’s management made its best estimate of the goodwill impairment loss for the Wireless Systems reporting segment to be $62.4 million, the total amount of goodwill for that segment. In accordance with SFAS No. 142, the Company recorded an estimated charge to write down the value of its goodwill in the fiscal quarter ended July 30, 2004. During the Company’s fiscal quarter ending October 29, 2004, the Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill. Based on this assessment, there was no adjustment required to the loss recorded in the second fiscal quarter.

The primary factors that contributed to the impairment assessment of the Wireless Systems reporting segment in the second quarter of fiscal 2005 were continued projected losses resulting from industry overcapacity resulting in lower profit margins, and manufacturing cost reductions lagging market price decreases.

A goodwill impairment test was performed for the Defense & Space reporting segment as of January 31, 2005. Our impairment review process was based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates were consistent with the plans and estimates that we use to manage the underlying businesses. In performing the fiscal 2005 annual test for the Defense & Space segment, we assumed sales growth rates ranging from 10%-15%; gross profit margins ranging from 25%-27%; an income tax rate of 36% and a discount rate of 20%. In performing the fiscal 2005 annual test for the Defense & Space reporting segment, our assumptions were sales growth rates ranging from 10%-15%; gross profit margins ranging from 26%-28% (excluding depreciation); an income tax rate of 36% and a discount rate of 20%. We did not recognize any goodwill impairment as a result of performing this annual test.

A variance in the discount rate or gross margin assumptions could have a significant impact on the amount of identified goodwill impairment. A small change in the percentage assumptions for these factors could result in an indication of possible impairment that would lead us to further quantify the impairment and potentially record a charge to write-down these assets.

At January 31, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment loss was recognized during fiscal 2005 related to these assets.

Accrued Restructuring Costs.    To the extent that exact amounts are not determinable, we have estimated amounts for the direct costs and liabilities related to our restructuring efforts in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred

in a Restructuring). During fiscal 2005, the company recognized a credit in the amount of $0.9 million related to the reversal of reserves intended for the sale of two buildings in Finland, one during the first quarter and another during the second quarter of fiscal 2005. At the end of fiscal year 2005, there were no restructuring reserves remaining on the balance sheet. During fiscal 2004, we recorded a charge for restructuring costs of $2.7 million related to the restructuring plan announced in the fourth quarter of fiscal 2004. During fiscal 2004, we also reassessed the accrual related to our restructuring plan announced in fiscal 2002, in as much as it relates to costs of exiting certain lease obligations, and determined that the accrual was understated and recorded an additional $0.7 million charge.

Accrued Warranty Costs.    Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. We establish a reserve for warranty obligations based on historical warranty experience. In general, our warranty costs have been within our expectations and the reserves established.

Valuation of Deferred Income Taxes.    The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Income Tax Contingencies.    Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although the Company believes that the approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final exposure of these matters will not be materially different than that which is reflected in the Company’s historical income tax provisions and accruals.

In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. At January 31, 2005, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. Due to a recent SEC announcement delaying the effective date, the Company will be required to apply SFAS No. 123-R as of February 1, 2006. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted beginning February 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management does not believe that this pronouncement will have a significant effect on its future financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB No. 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management does not believe this pronouncement will have a significant impact on its future financial statements.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign pension plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign pension plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The interim-period disclosure requirements, which became effective on January 1, 2004 and December 31, 2004, were adopted by the Company on those dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004. Management has determined that the Company has a VIE and as a result, an entity was consolidated in January 2005, which impacted its consolidated financial statements for fiscal year 2005 as discussed in Note 1 to our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the “SEC”), did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In July 2004, we increased our credit facility from $25.0 million to $30.0 million all of which is secured. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through, January 31, 2005 we have had no borrowings under this credit facility and, therefore, no related exposure to interest rate movement.

At January 31, 2005, our short-term investment portfolio includes fixed-income securities with a recorded value of approximately $4.5 million. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature, however, we believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of the securities in our investment portfolio.

FOREIGN CURRENCY EXCHANGE RATE

We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized foreign currency transaction (losses) gains totaled $(0.1) million and $1.0 million during fiscal 2005 and 2004 while unrealized foreign currency losses totaled $(0.2) million and $(0.3) million during fiscal 2005 and 2004, and are included in other income and expense in the Condensed Consolidated Statements of Operations.

We transact sales denominated in Euros with two of our largest customers and entered into hedging contracts to offset the potential exposure related to foreign currency fluctuations. During the fiscal year 2004, we entered into forward contracts which did not qualify for special hedge accounting, therefore the forward contracts were marked to market and related gains and losses were recorded in income. The net realized loss related to these contracts was $0.3 million in fiscal 2004, which is included in other income, net. All of these contracts were settled as of January 31, 2004.

To address increasing revenue growth denominated in foreign currencies and the related currency risks, in the fourth quarter of fiscal year 2004, the Company established a formal documented program to utilize foreign currency contracts to both mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with selected anticipated foreign currency transactions anticipated within 12 months. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, that are not designated for special accounting treatment, or that are not effective as hedges, are recognized currently in earnings.

In fiscal year 2004, the Company began designating and documenting foreign exchange forward contracts related to forecasted sales as SFAS No. 133 cash flow hedges. The Company calculates hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in other comprehensive income until it is reclassified to revenue together with the anticipated transaction upon revenue recognition. In fiscal 2005 the Company recorded a gain of $0.3 million in other income associated with forecasted transactions that were no longer expected to occur as originally documented, and a charge $0.9 million in other income associated with time value that has been excluded from effectiveness testing. In the event it becomes probable that additional hedged anticipated transactions will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from other comprehensive income to other income. At January 31, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 6 months.

The Company manages the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. These contracts are not designated under SFAS No. 133 for special accounting treatment and changes in their fair value are recognized currently in other income and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

Outstanding net foreign exchange forward contracts at January 31, 2005 total $28.2 million (21.6 million Euro) with a weighted average exchange rate of 1.3059.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included as a separate section following Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 24, 2004, Ernst & Young LLP (“E&Y”) informed REMEC, Inc. that it was resigning as the Company’s independent registered public accounting firm effective no later than the completion of its review of the Company’s interim financial information for the three and nine months ending October 29, 2004.

The reports of E&Y on the Company’s financial statements for the fiscal years 2003 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. E&Y’s reports on the Company’s fiscal 2004 and 2003 consolidated financial statements contained an explanatory paragraph indicating that the Company changed its method of accounting for goodwill and other intangible assets effective February 1, 2002.

The resignation of E&Y did not require a recommendation or the approval of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”).

During the Company’s most recent two fiscal years and from January 31, 2004 through September 24, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s most recent two fiscal years and from January 31, 2004 through September 24, 2004, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for those internal control issues that E&Y considered to be reportable conditions under auditing standards generally accepted in the United States and which were disclosed to the Audit Committee following the audits of the Company’s consolidated financial statements for the years ended January 31, 2003 and January 31, 2004 (See Item 9A- Controls and Procedures).

The Company is currently conducting a detailed assessment of its internal controls as required by the Sarbanes-Oxley Act of 2002 and has established a series of remediation teams to investigate potential control deficiencies, and, where appropriate, to remediate them.

The Company engaged Squar Milner Reehl Williamson LLP (“Squar Milner”) as the Company’s independent registered public accounting firm effective December 6, 2004. The engagement was authorized and approved by the Audit Committee of the Company’s Board of Directors.

During the Company’s most recent two fiscal years and from January 31, 2004 through December 6, 2004, the Company did not consult with Squar Milner regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as such term is described in Item 304(a)(1)(v) of Regulation S-K), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in reports it files or submits under the Securities Exchange Act, and to record, process, summarize and disclose this information within the time periods specified in SEC rules and forms.

As of the quarter ended January 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, we note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed summarized and reported within time periods specified in SEC rules and forms.

SARBANES-OXLEY 404 COMPLIANCE

Status of Compliance

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has been engaged in an evaluation of the effectiveness of its internal controls over financial reporting. Due to the magnitude of the Company’s Section 404 project plan, which included many time-critical milestones, the Company’s evaluation of its internal control over financial reporting is not complete.

Securities and Exchange Commission Release No. 34-50754, subject to certain conditions, provides up to 45 additional days beyond the due date of this Annual Report on Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K. Pursuant to the Release, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005 are not filed herein and are expected to be filed no later than June 1, 2005 with an amendment to this Annual Report on Form 10-K. We qualify under the conditions of Release No. 34-50754 as follows:

•	We have a fiscal year ending on or after November 15, 2004 and on or before February 28, 2005—Our fiscal year end is January 31, 2005.

•	We have a market capitalization of less than $700 million at the end of its second fiscal quarter in 2004—Our estimated market capitalization was $443 million.

•	Except for the management report on internal control and the related auditors’ attestation, we have filed all the information otherwise required to be included in the Form 10-K within the normal 75-day filing deadline (or within the extended period permitted by Rule 12b-25, if applicable).

Although management has not identified any material weaknesses at this time, there can be no assurance that as a result of completing its evaluation of internal control over financial reporting, or our external auditors completing their attestation report on our assessment, other deficiencies will not be identified or that any such deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Deficiencies Previously Reported By Our Auditors

In October 2004, our former auditors, E&Y LLP, advised that certain items brought to the attention of the Audit Committee that in conjunction with their audit of the Company’s consolidated financial statements for the year ended January 31, 2004 needed to be disclosed in the 8K announcing their resignation as the Company’s public auditors. The items were: it was observed that the Company did not consistently follow its policy and procedures for review, approval and documentation in the areas of revenue recognition and payroll and needed to enhance controls to identify duplicate payments. It was recommended that the Company strengthen its documentation and analysis capabilities for its foreign currency translation and exchange activities; that segregation of duties and controls be improved at a foreign subsidiary relating to cash, and timely accrual of liabilities. Further improvements were also recommended in program and access controls for information technology processes that support the internal control environment. In addition, for the year ended January 31, 2003, our former auditors advised the Audit Committee that in connection with the audit of the Company’s consolidated financial statements for the year ended January 31, 2003, it was observed that there was a lack of review and technical accounting oversight of certain accounting transactions and activities within the financial statement close process; lack of timely reconciliation of bank statements and the lack of preparation, review and documentation of reconciliations for certain other accounts. There was noted an inability to prepare a mechanized calculation of inventory reserves by the Company’s financial information systems; and it was recommended that certain improvements be made to program and access controls for the Company’s information technology processes that support the internal control environment.

We have remediated the matters noted above prior to January 31, 2005 and are not aware of any material weaknesses at this time.

Attestation Report of the Registered Public Accounting Firm

Our independent auditors, Squar Milner Reehl Williamson LLP that audited the consolidated financial statements included in this Annual Report on Form 10-K will be issuing an attestation report on management’s assessment of our internal controls over financial reporting, upon the completion of management’s assessment within 120 days of the Company’s year-end.

Changes in Internal Controls.

During the period covered by this report, the Company has continued its efforts to improve its internal controls over financial reporting in connection with its assessment of such internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Except as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

Information pertaining to directors of REMEC is set forth under the caption “Election of Directors—Nominees” in the 2005 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the 2004 Proxy Statement under the caption “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into this Annual Report on Form 10-K.

The following table sets forth certain information concerning the executive officers and directors of REMEC as of April 8, 2005:

Name	Age	Position
Thomas H. Waechter	52	President & Chief Executive Officer
Jack A. Giles	63	Executive Vice President and President, REMEC Defense and Space, Inc.
Winston E. Hickman	62	Executive Vice President and Chief Financial Officer
Jon E. Opalski	42	Executive Vice President and Chief Technology Officer
William Sweeney	43	Executive Vice President, Global Sales and Marketing
Denny E. Morgan	51	Senior Vice President and Chief Engineer, REMEC Defense and Space, Inc.
Farid Firouzbakht	41	Senior Vice President, Base Station Systems
Donald J. Wilkins	57	Senior Vice President, General Counsel & Secretary
Martin Cooper(2)(4)	76	Director
Thomas A. Corcoran(2)(4)	60	Director
Mark D. Dankberg(1)(3)(4)	49	Director
William H. Gibbs(1)(3)	61	Director
Andre R. Horn	76	Chairman of the Board
Harold E. Hughes, Jr.(1)	59	Director
Jeffrey M. Nash(2)(3)(4)	57	Director
Robert W. Shaner	56	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
(4)	Member of the Strategy Committee

THOMAS H. WAECHTER has served as President and Chief Executive Officer of REMEC since September 2004. He served as President and Chief Operating Officer from December 2002 until September 2004. Prior to joining REMEC, Mr. Waechter served as the President and Chief Executive Officer and a director of Spectrian Corporation. From January 2000 until he joined Spectrian Corporation, Mr. Waechter was employed by Asyst Technologies, Inc., in various management positions, most recently as its Vice President of Global Operations. From September 1986 until January 2000, Mr. Waechter was employed by Schlumberger Ltd., a global technology services company, in various management positions, most recently as its Vice President of Global Operations. Mr. Waechter holds a B.B.A. in Business Administration from the College of William and Mary.

JACK A. GILES joined REMEC in 1984. He currently serves as Executive Vice President and President, REMEC Defense and Space, Inc. Prior to that, he served as a Vice President from 1985 to 1987, Executive Vice President from 1987 to 1994, President of REMEC Microwave, Inc. from 1994 and President of the Defense and Space Products Group from 1999. Mr. Giles was also a director from 1984 to 2001. Prior to joining us, he spent approximately 19 years with Texas Instruments in program management and marketing. Mr. Giles holds a B.S.M.E. degree in Mechanical Engineering from the University of Arkansas and is a graduate of Defense Systems Management College.

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

JON E. OPALSKI has served in a variety of positions with REMEC since 1984. He currently serves as Executive Vice President and Chief Technology Officer. Prior to that Mr. Opalski served as Executive Vice President, Commercial Operations, President, Mobile Wireless Group and Senior Vice President, General Manager Integrated RF Solutions Group and Managing Director, REMEC Airtech and Senior Vice President, Marketing and Strategic Planning and President, General Manager, REMEC Wireless. He holds a B.S.E.E. from Massachusetts Institute of Technology.

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

FARID FIROUZBAKHT has served in a variety of positions with REMEC since November 2000. He currently serves as Senior Vice President of the Base Station Systems Division. Prior to that Mr. Firouzbakht was the President and General Manager of Mobile Wireless Europe. Prior to joining us, he worked for Lucent Technologies in Europe, and started his career at AT&T Bell Laboratories in 1988. Mr. Firouzbakht earned his Bachelors and Masters Degree in Electrical Engineering from the University of Wisconsin-Madison.

DONALD J. WILKINS has been the senior corporate counsel for REMEC since March 1997. From October 1989 until joining REMEC, Mr. Wilkins was General Counsel for Teledyne Ryan Aeronautical. Mr. Wilkins served in the U.S. Air Force from September 1969 until to his retirement in October 1989. Mr. Wilkins received a B.A. from the University of Notre Dame, a J.D. from the Catholic University of America, and an LL.M. in Government Procurement Law from The George Washington University.

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

ANDRE R. HORN has been a director of REMEC since 1988 and has served as REMEC’s Chairman of the Board since February 2005. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn holds a B.S. degree in Mathematics from the University of Paris and is a graduate of the Ecole des Hautes Etudes Commerciales (Paris).

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

ROBERT W. SHANER has been a director of REMEC since December 2002. Mr. Shaner served as REMEC’s Interim Chief Executive Officer from February 2004 to May 2004. From January 2001 to February 2003, Mr. Shaner served as the President of Wireless Operations for Cingular Wireless LLC, a joint venture between the wireless divisions of SBC Communications Inc. and BellSouth Corporation. From November 1999 to January 2001, Mr. Shaner served as President and Chief Executive Officer of Southwestern Bell Mobile Systems and Pacific Bell Wireless, providers of wireless communication services to consumers and businesses. Mr. Shaner served as the President and Chief Executive Officer of Pacific Bell Wireless from August 1998 to November 1999. Prior to assuming that position, Mr. Shaner served as President and Chief Executive Officer of SBCI Europe and Middle East for SBC International, Inc. from March 1997 to July 1998. From 1995 to February 1997, Mr. Shaner held the position of President and Chief Executive Officer for SBC International Wireless. From 1991 to 1995, Mr. Shaner served as Executive Vice President for Southwestern Bell Mobile Systems. Prior to 1991, Mr. Shaner held various other management positions at Southwestern Bell Telephone/Telecom and Cellular One. Mr. Shaner is currently a director of Interdigital Communications Corporation and serves on their Compensation and Corporate Governance committees. Mr. Shaner also serves as Vice Chairman of the Board of Curators, Central Methodist College and serves on the National Board of Trustees of the Boys and Girls Clubs of America. He was a director of Spectrian Corporation from April 1999 to December 2002 when REMEC acquired Spectrian. Mr. Shaner holds a B.A. degree in Chemistry from Central Methodist College.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information pertaining to executive compensation is set forth under the caption “Management—Executive Compensation” in the 2005 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information pertaining to security ownership of REMEC’s Common Stock is set forth under “Management—Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K. Information pertaining to securities authorized for issuance under equity compensation plans is set forth under “Management—Equity Compensation Plan Information” in the 2005 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is set forth under “Management—Certain Relationships and Related Transactions” in the 2005 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accountant fees and services is set forth under “Audit Committee Report and Related Information—Independent Public Accountants” in the 2005 Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at January 31, 2005 and 2004

Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity as of January 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

      3.    Exhibits

Exhibit No.	Description
2.1(1)	Asset Purchase Agreement between REMEC, Inc. and Spectrum Control, Inc. dated October 15, 2004
2.1(11)	Asset Purchase Agreement dated May 31, 2003 between REMEC China Holdings SRL, REMEC Himark Telecom Co., Limited, Himark Telecom Group Limited, and other parties thereto
3.1(2)	Restated Articles of Incorporation
3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC
3.3(2)	By-Laws, as amended
4.1(3)

Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan
10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors
10.3(5)*	Employee Stock Purchase Plan
10.4(9)*	1996 Nonemployee Directors Stock Option Plan
10.5(4)*	Change of Control Agreement dated November 9, 2004 between REMEC and Jack A. Giles
10.6(6)*	Executive Transition Agreement dated June 23, 2004 between REMEC and Clark Hickock
10.7(7)*	Form of Employment Agreement dated December 10, 2004, between Winston E. Hickman and REMEC
10.8(8)*	Form of Change of Control Agreement
10.9(8)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter
10.10(9)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

Exhibit No.	Description
10.11(10)*	2001 Equity Incentive Plan
10.12(12)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland
21.1(13)	Subsidiaries of REMEC
23.1(13)	Consent of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm
23.2(13)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(13)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(13)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on October 18, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on December 8, 2004, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on September 9, 2004 as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on December 15, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on April 15, 2004, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.
(13)	Filed with this Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

REMEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated balance sheet of REMEC, Inc. (the “Company”), as of January 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the fiscal 2005 financial information present in the financial statement schedule listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. as of January 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the fiscal 2005 information set forth therein.

As discussed in Note 1, during fiscal year 2005, management engaged financial advisors to evaluate alternative strategies to enhance shareholder value, including the disposition of some or all of its business units. As more fully described in Note 4, on December 20, 2004 and March 14, 2005, the Company entered into definitive agreements to sell two of its core businesses representing a majority of the Company’s assets and liabilities. These proposed transactions are subject to shareholder approval in fiscal year 2006. If the sale transactions are approved and consummated, the Company’s financial and operational viability would become increasingly uncertain. As a result, in connection with seeking shareholder approval of the aforementioned transactions, the Board of Directors intends to ask Company shareholders to approve and adopt a plan of liquidation, which would be intended to allow for the orderly disposition of the Company’s remaining assets and liabilities and would require the Company to adopt the liquidation basis of accounting. The accompanying financial statements do not reflect any adjustments related to the possible future effects of these matters.

/s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport Beach, California

April 11, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated balance sheet of REMEC, Inc. as of January 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of REMEC, Inc. at January 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG, LLP

San Diego, California

March 19, 2004

REMEC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$32,242	$44,628
Short-term investments, available-for-sale	4,531	10,296
Accounts receivable, net of allowance for doubtful accounts of $1,224 and $2,137 at January 31, 2005 and 2004, respectively	60,501	59,062
Notes and other receivables	13,858	7,525
Inventories, net	70,450	75,037
Net assets held for sale	—	16,162
Prepaid expenses and other current assets	5,224	3,439

Total current assets	186,806	216,149
Property, plant and equipment, net	71,967	75,381
Restricted cash	9,426	569
Goodwill, net	3,018	65,275
Intangibles, net	2,572	3,257
Other assets	1,134	2,576

Total assets	$274,923	$363,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,252	$58,662
Accrued salaries, benefits and related taxes	10,259	11,277
Accrued expenses and other current liabilities	44,295	35,995

Total current liabilities	107,806	105,934
Deferred income taxes and other long-term liabilities	2,612	3,999
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares—$.01 par value, 5,000,000 shares authorized; none issued & outstanding	—	—
Common shares—$.01 par value, 140,000,000 shares authorized; issued & outstanding shares—62,458,000 and 61,732,000 at January 31, 2005 and 2004, respectively	624	616
Paid-in capital	405,203	401,615
Accumulated other comprehensive income	4,205	5,789
Accumulated deficit	(245,527)	(154,746)

Total shareholders’ equity	164,505	253,274

Total liabilities and shareholders’ equity	$274,923	$363,207

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2005	2004	2003
Net sales	$423,911	$351,872	$226,678
Cost of sales	358,501	292,354	194,826

Gross profit	65,410	59,518	31,852
Operating expenses:
Selling, general and administrative	53,491	51,672	35,418
Research and development	40,578	47,430	29,417
Impairment goodwill	62,400	—	—
Impairment of long-lived assets	—	1,038	658
Restructuring charges (reversals)	(888)	3,388	924

Total operating expenses	155,581	103,528	66,417

Loss from continuing operations	(90,171)	(44,010)	(34,565)
Gain on sale of investment	—	4,582	—
Gain on sale of facility	—	945	1,183
Interest income and other, net	(93)	442	2,321
Write-down of investment	—	—	(1,801)

Loss from continuing operations before income taxes	(90,264)	(38,041)	(32,862)
Provision (credit) for income taxes	(62)	103	19,563

Net loss from continuing operations	(90,202)	(38,144)	(52,425)

Net loss from discontinued operations including loss on disposal	(556)	(11,641)	(12,367)
Income tax provision (credit) from discontinued operations	23	(377)	(998)

Net loss from discontinued operations, net of taxes	(579)	(11,264)	(11,369)

Net loss	$(90,781)	$(49,408)	$(63,794)

Net loss per common share:
Net loss from continuing operations	$(1.45)	$(0.65)	$(1.12)
Net loss from discontinued operations	(0.01)	(0.19)	(0.24)

Basic and Diluted	$(1.46)	$(0.84)	$(1.36)

Shares used in computing loss per common share:
Basic and Diluted	62,069	59,132	46,784

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total
	Shares	Amount
Balance at January 31, 2002	45,212	$452	$321,673	$1,201	$(41,544)	$281,782
Issuance of common shares	626	7	2,361	—	—	2,368
Common shares issued and the value of the stock options assumed in conjunction with acquisition	11,524	115	40,957	—	—	41,072
Comprehensive income (loss):
Net loss	—	—	—	—	(63,794)	(63,794)
Net change in foreign exchange translation adjustment	—	—	—	3,661	—	3,661
Reversal of unrealized loss on investment	—	—	—	(2,391)	—	(2,391)

Total comprehensive loss	—	—	—	1,270	(63,794)	(62,524)

Balance at January 31, 2003	57,362	574	364,991	2,471	(105,338)	262,698
Issuance of common shares	1,086	10	6,454			6,464
Common shares issued and the value of the stock options assumed in conjunction with acquisition	3,284	32	30,037	—	—	30,069
Deferred compensation write-off discontinued operations	—	—	133	—	—	133
Comprehensive income (loss):
Net loss	—	—	—	—	(49,408)	(49,408)
Net change in foreign exchange translation adjustment	—	—	—	2,008	—	2,008
Net unrealized gain on foreign currency forward contracts	—	—	—	1,310	—	1,310

Total comprehensive loss	—	—	—	3,318	(49,408)	(46,090)

Balance at January 31, 2004	61,732	616	401,615	5,789	(154,746)	253,274
Issuance of common shares	726	8	3,272	—	—	3,280
Compensation expense—RSU’s	—	—	316	—	—	316
Comprehensive income (loss):
Net loss	—	—	—	—	(90,781)	(90,781)
Net change in foreign exchange translation adjustment	—	—	—	(179)	—	(179)
Net unrealized loss on foreign currency forward contracts	—	—	—	(1,430)	—	(1,430)
Unrealized gain on investments	—	—	—	25	—	25

Total comprehensive loss	—	—	—	(1,584)	(90,781)	(92,365)

Balance at January 31, 2005	62,458	$624	$405,203	$4,205	$(245,527)	$164,505

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2005	2004	2003
Operating Activities:
Net loss from continuing operations	$(90,202)	$(38,144)	$(52,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,700	18,511	15,593
Impairment of goodwill	62,400	—	—
Impairment of long-lived assets	—	1,038	658
Restructuring costs (reversals)	(888)	3,388	924
Gain on sale of facility	—	(945)	(1,183)
Decrease in deferred tax assets	—	—	33,948
Write-down of investment	—	—	1,801
Unrealized gain on foreign currency forward contracts	(1,430)	(1,426)	—
Gain on sale of investments	—	(4,582)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(7,523)	(14,156)	(10,894)
Inventories	4,587	(27,021)	(246)
Prepaid expenses and other current assets	(1,785)	1,577	(1,278)
Accounts payable	(5,409)	23,874	16,967
Short term notes payable	4,453	(220)	—
Accrued expenses, income taxes payable, and other long-term liabilities	2,194	1,378	(13,015)

Net cash used in continuing operating activities	(13,903)	(36,728)	(9,150)

Investing Activities:
Additions to property, plant and equipment	(20,860)	(19,879)	(20,325)
Proceeds from sale of property and equipment	5,145	6,190	5,800
Payment for acquisitions, net of cash acquired	—	—	32,328
Proceeds from sale of investments	—	7,720	—
Other assets	1,299	(9,700)	4,375
Release of restricted cash	(8,857)	16,480	—
Short-term investment purchases	(22,918)	(39,274)	—
Short-term investment sales	28,688	9,071	—
Short-term investment maturities	—	32,356	—

Net cash provided by (used in) investing activities	(17,503)	2,964	22,178

Financing Activities:
Repayments of credit facilities and long-term debt	—	—	(200)
Proceeds from issuance of common shares, net	3,596	6,464	2,369

Net cash provided by financing activities	3,596	6,464	2,169

(Decrease) increase in cash from continuing operations	(27,810)	(27,300)	15,197
Net cash provided by (used in) discontinued operations	15,582	1,827	(2,719)
Effect of exchange rate changes on cash and cash equivalents	(158)	5,705	3,228

(Decrease) increase in cash and cash equivalents	(12,386)	(19,768)	15,706
Cash and cash equivalents at beginning of year	44,628	64,396	48,690

Cash and cash equivalents at end of year	$32,242	$44,628	$64,396

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$953	$—	$—

Income taxes, net	$(726)	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued in acquisitions	$—	$29,236	$41,071

See accompanying notes.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    REMEC AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Basis of Presentation

REMEC, Inc. (“REMEC” or the “Company”) was incorporated in the State of California in January 1983. REMEC is a designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over commercial wireless communications networks in the defense and commercial sectors. REMEC’s products are designed to improve the capacity, efficiency, quality and reliability of commercial wireless communications infrastructure equipment and operate at the full range of frequencies currently used in wireless communications transmissions including at radio (“RF”), microwave and millimeter wave frequencies. REMEC also develops and manufactures wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons.

The accompanying financial statements have been prepared using the going concern basis of accounting. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. During the fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to increase shareholder value, including the disposal of all or a portion of our business units. Further, as more fully described in Note 4, in December 2004, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $260 million cash, subject to certain post-closing adjustments and the assumption of certain liabilities. The proposed transaction requires shareholder approval (which has not been obtained as of the filing of this Form 10-K). In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave’s common stock and $40 million in cash. Based on Powerwave’s closing price on Friday, March 11, 2005, the transaction value is approximately $120 million. The proposed transaction requires shareholder approval (which has not been obtained as of the filing of this Form 10-K). Although we will retain certain assets of our Wireless systems business (namely, the ODU/Transceiver product line and the manufacturing services business), the completion of these transactions, if approved by our shareholders, will result in REMEC divesting the majority of its operating assets and liabilities.

Consequently, if the sale transactions are approved and consummated, the Company’s financial and operational viability would become increasingly uncertain. As a result, in connection with seeking shareholder approval of the aforementioned transactions, the Board of Directors intends to ask the Company shareholders to approve and adopt a plan of liquidation, which would be intended to allow for the orderly disposition of the Company’s remaining assets and businesses.

If shareholders do not approve the proposed sale of the Defense & Space group and/or the Wireless Systems business assets, it is possible that the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned and one variable interest entity in which the Company is considered the primary beneficiary (see “Consolidation of Variable Interest Entities” section below). All significant inter-company accounts and transactions have been eliminated in consolidation.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of February 1, 2004. The adoption of Interpretation No. 46 has not materially affected the Company’s consolidated net income. Prior period information has not been restated to conform to the presentation in the current period.

Under Interpretation No. 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of Interpretation No. 46, the Company has concluded that an entity in the Philippines is a VIE in which the Company is the primary beneficiary, as the Company provides the financial support necessary for the entity to carry its normal operations. The entity is engaged in the ownership of land. Accordingly, the financial statements of the VIE have been consolidated with the Company as of January 31, 2005 as follows:

$ 000’s
Total Assets	$1,024
Total Liabilities	(967)
Equity	(57)

The Company’s maximum exposure to loss related to this entity was approximately $1.0 million at January 31, 2005.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents included investments in debt securities of $9.0 million at January 31, 2004 and there were none at January 31, 2005. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s current operations. The carrying amounts of these securities approximate fair value due to the short maturities of these instruments.

Derivative Financial Instruments

The Company recognizes all derivatives, consisting of foreign currency forward contracts, as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting. For those instruments qualifying for hedge accounting, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are effective. Should it be determined that a derivative is not effective as a hedge, the Company would discontinue the hedge accounting prospectively.

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

During fiscal 2005, two customers in the Wireless Systems segment and one customer in the Defense & Space segment accounted for a total of 35% of the Company’s net sales. One customer in the Company’s Wireless Systems segment and one customer in the Defense & Space segment accounted for a total of 28% of the Company’s net sales during fiscal 2004. No customer accounted for more than 10% of the Company’s net sales during fiscal 2003.

Financial Instruments

Financial instruments that subject the Company to credit risk also consist of cash balances maintained in the United States in excess of federal depository insurance limits. The accounts maintained by the Company at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The uninsured balance was $33.2 million and $34.4 million at January 31, 2005 and 2004, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

Factoring Arrangement

In fiscal year 2004, the Company entered into a factoring arrangement whereby certain of its receivables were sold on a pre-approved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 29% and 20% of accounts receivable were factored at January 31, 2005 and January 31, 2004, respectively. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and none at January 31, 2004. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

In fiscal year 2005, the factoring arrangement limit was increased from $15 million to $25 million, with all other terms and conditions remaining the same. Late in fiscal year 2005, a foreign subsidiary of the Company

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered into a 6 million Euro factoring arrangement whereby certain of its receivables are sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material, workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. There were no factorings under this facility as of January 31, 2005.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of losses related to customer’s receivable balances, excluding amounts that are factored. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. At January 31, 2005 and 2004, accounts receivable totaled $60.5 and $59.1 million respectively, net of reserves for bad debt of $1.2 and $2.1 million, respectively.

Inventories

Inventories are stated at the lower of weighted average cost or market. The Company provides allowances based on excess and obsolete inventories determined primarily by future demand sales forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis, in compliance with SAB Topic 5.BB.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill at January 31, 2003, was evaluated for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company adopted SFAS No. 142 on February 1, 2002 and has performed its impairment test on an on-going basis, but at least annually.

Intangible assets (other than goodwill) in the accompanying balance sheets are primarily comprised of trademarks and acquired technology recorded in connection with the Company’s acquisitions. Intangible assets with finite lives (other than goodwill) are evaluated for impairment quarterly using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144, Accounting for the Impairment or

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposal of Long-Lived Assets. These intangibles are amortized using the straight-line method over the estimated useful lives of the relevant intangible ranging from three to seven years. (See Note 5.)

Restricted Cash

Restricted cash totaled $9.4 million at January 31, 2005, $8.1 million of which relates to timing differences in our receivable factoring arrangement. The remaining $0.7 million was cash received by us that is due to Spectrum Controls, Inc., the buyer of our Components product line. At January 31, 2004, $0.6 million, was money in escrow as security for a letter of credit.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at the balance sheet dates based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including cash, accounts and notes receivable, accounts payable, and letters of credit, the carrying amounts approximate fair value due to their maturities.

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

Income Taxes

Income tax expense is based on reported income before income taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

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

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2005, the Company believes it has appropriately accrued for probable

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Foreign Currency Translation

The Company translates the financial statements of its Finnish, U.K., and South Korean subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency for all other foreign subsidiaries is the U.S. dollar or in currencies tied to the U.S. dollar. Foreign currency balance sheet accounts are translated into U.S. dollars at a rate of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of comprehensive income (loss) within shareholders’ equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income. Realized and unrealized foreign currency transaction (losses) gains totaled $(0.3) million, $0.7 million, and $(0.5) million during fiscal years 2005, 2004 and 2003 respectively.

Revenue Recognition

The Company recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB No. 104, revenues from product sales are recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts are recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to estimated costs. Most of the Company’s non-recurring engineering projects are within the Company’s Defense & Space segment. The general terms of these agreements contain milestone provisions and/or the delivery of a prototype product. The Company is entitled to bill the customer for the specified amount and recognize revenue upon the completion of the related milestone (to customer satisfaction or by fulfillment of specifications) or delivery and the transfer of title of the prototype.

Prospective losses on contracts, which are accrued for, are based upon the anticipated excess of inventoriable manufacturing costs over the selling price of the remaining units to be delivered. Actual losses could differ from those estimated due to changes in the ultimate manufacturing costs and contract terms.

Shipping Costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs related to shipments between production facilities and shipments from production facilities to distribution facilities are reflected in costs of sales. Amounts billed to customers for shipping costs are reflected in Net sales.

Research and Development

Research and development costs are primarily related to development initiatives at the Company’s Wireless Systems segment associated with new wireless product development and are expensed in the period incurred.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exit and Disposal Activities

The Company accounts for expenses related to non-discretionary restructuring activities (including workforce reductions) in accordance with SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated. The Company applies the transition rules of SFAS No. 146 to account for exit activities that meet the criteria of EITF Issue No. 94-3.

Discontinued Operations

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the “held for sale” criteria, as discontinued operations, if the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification requires having the appropriate approvals by our management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is then classified as “held for sale” and its operations reported as discontinued operations.

At January 31, 2005, the Components product line, the China Network Optimization product line, and Nanowave have been reclassified as discontinued operations and prior period assets are reported as “held for sale.”

At January 31, 2005, the Company’s Defense and Space group and its Wireless Systems assets do not meet all of the “held for sale” criteria and are therefore not classified as discontinued operations. The disposal of these two components is contingent upon obtaining approval of the Company’s shareholders in the near term.

At January 31, 2005, the Company’s ODU/Transceiver and Manufacturing Services assets do not meet all of the “held for sale” criteria and are therefore not classified as discontinued operations. Although management has been authorized to seek buyers, the businesses are available for immediate sale, and they are being marketed, the sale is not probable and may not be completed within one year.

Computation of Net Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed using the weighted average shares outstanding for each period presented. Diluted loss per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. As the Company has incurred net losses for each of the three years ending 2005, 2004, and 2003, there is no difference between basic and diluted net loss per share.

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 1,023,000, 650,000 and 143,000 for the years ended January 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transitional approaches when changing from the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the twelve months ended January 31, 2005, 2004, and 2003, respectively: risk-free interest rates of 3.6%, 6.0%, and 6.0%; dividend yields of 0%; expected volatility of 82.1%, 83.8%, and 85.0%, a weighted-average expected life of the option of 5, 6.3, and 7 years respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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

The Company’s pro forma information follows (in 000’s, except per share data):

	Years Ended January 31,
	2005	2004	2003
Reported net (loss)	$(90,781)	$(49,408)	$(63,794)
Pro forma
Add: Stock-based employee compensation expense included in net loss, net of tax effects	315	—	—
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(6,208)	(7,093)	(8,528)

Pro forma net (loss)	$(96,674)	$(56,501)	$(72,322)

Loss per share:
Basic—as reported	$(1.46)	$(0.84)	$(1.36)
Basic—pro forma	$(1.56)	$(0.96)	$(1.55)
Diluted—as reported	$(1.46)	$(0.84)	$(1.36)
Diluted—pro forma	$(1.56)	$(0.96)	$(1.55)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, the usage and recoverability of inventories and long-lived assets (including goodwill) and the incurrence of losses on long-term contracts and warranty costs. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, unrealized gains and losses on investments, and the net unrealized gain (loss) on foreign currency forward contracts, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. Due to a recent SEC announcement delaying the effective date, the Company will be required to apply SFAS No. 123-R as of February 1, 2006. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted beginning February 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management does not believe that this pronouncement will have a significant effect on its future financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB No. 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management does not believe this pronouncement will have a significant impact on its future financial statements.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign pension plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign pension plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The Company adopted the interim-period disclosure requirements, which became effective on January 1, 2004 and December 31, 2004, on those dates. The adoption of this pronouncement did not have a significant impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004. Management has determined that the Company has a VIE and as a result, an entity was consolidated in January 2005, which impacted its consolidated financial statements for fiscal year 2005 as previously discussed.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the “SEC”), did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.    DISCONTINUED OPERATIONS

During fiscal year 2005, the management of REMEC engaged the services of financial advisors to facilitate the sale or divestiture of certain of its non-core business operations. The following transactions were completed during fiscal year 2005.

Nanowave Technologies Inc.

In August 2004, we sold our majority interest in REMEC Nanowave Technologies Inc., a subsidiary located in Toronto, Canada, to Euromill Equihold Inc., an Ontario, Canada corporation for $3.0 million cash and a note with a principal balance of $2.5 million. Repayment of the note, which bears interest at 6% per annum compounded annually and matures August 18, 2008 is uncertain due to Nanowave’s negative cash flows. Accordingly, the note has been fully reserved for. Nanowave was not a strategic fit for our Defense & Space business segment.

$ in 000’s
Cash proceeds from sale	$3,000
Transaction expenses:
Transfer taxes	111
Transaction costs	100

Total expenses	211

Net Proceeds	2,789
Net assets sold	2,979

Loss on sale	$(190)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components product line

In October 2004, we sold our Components product line to Spectrum Control, Inc. for $8.0 million cash. In addition, there is an earnout based on a percentage of net revenue in excess of certain targets for the fourth calendar quarter of 2004 (cash received and included below) and the first calendar quarter of 2005. The Components product line was not a core business of our Wireless Systems business segment.

$ in 000’s
Cash proceeds from sale	$8,000
Q4 2004 Earnout	308
Transaction expenses:
Transfer taxes	13
Retention bonuses	289
Legal and investment banker fees	750

Total expenses	1,052

Net Proceeds	7,256
Net assets sold	5,615

Gain on sale	$1,641

China Network Optimization product line

In December 2004, we sold the China Network Optimization product line for $3.7 million cash ($1.0 million was received at closing and $2.7 million is in escrow for no longer than 6 months as of the closing date), the return of certain securities, and the assumption of certain liabilities. The Company’s accelerated penetration of the China network optimization market never materialized. The high upfront investment in working capital made us re-prioritize where we strategically invested in growth. It was determined that it was more strategic for the Wireless Systems business segment to sell the components and sub-systems into the marketplace rather than this service and installation business.

$ in 000’s
Cash proceeds from sale	$3,725
Transaction expenses:
Other termination costs	94
Transaction costs	100

Total expenses	194

Net Proceeds	3,531
Net assets sold	894

Gain on sale	$2,637

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the product lines divested during fiscal year 2005 are as follow:

Operating Results Data	Nanowave	Components	China	Total
Year Ended January 31, 2005	(in thousands)
Revenues	$3,924	$10,208	$3,195	$17,327
Costs and expenses	(3,706)	(11,305)	(6,802)	(21,813)
Loss on long-lived assets	—	—	—	—
Other income and expense	—	—	(6)	(6)
Interest and debt expense	(150)	—	(2)	(152)

Income (loss) before income taxes	68	(1,097)	(3,615)	(4,644)
Income taxes	(23)	—	—	(23)

Income (loss) from discontinued operations, net of income taxes	$45	$(1,097)	$(3,615)	$(4,667)

Gain/(loss) on disposal of discontinued operations, net of income taxes	(190)	1,641	2,637	4,088

Income (loss) from discontinued operations, net of income taxes	$(145)	$544	$(978)	$(579)

The results of operations of the product lines divested during fiscal year 2004 are as follow:

Operating Results Data	Nanowave	Components	China	Total
Year Ended January 31, 2004	(in thousands)
Revenues	$6,806	$18,132	$7,725	$32,663
Costs and expenses	(9,898)	(23,687)	(7,680)	(41,265)
Loss on long-lived assets	(2,767)	—	—	(2,767)
Other income and expense	—	—	12	12
Interest and debt expense	(284)	—	—	(284)

Income (loss) before income taxes	(6,143)	(5,555)	57	(11,641)
Income taxes	377	—	—	377

Income (loss) from discontinued operations, net of income taxes	$(5,766)	$(5,555)	$57	$(11,264)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of product lines divested during fiscal year 2003 are as follow:

Operating Results Data	Nanowave	Components	China	Total
Year Ended January 31, 2003	(in thousands)
Revenues	$7,447	$12,463	$—	$19,910
Costs and expenses	(15,559)	(13,273)	—	(28,832)
Loss on long-lived assets	(1,722)	—	—	(1,722)
Restructuring expense	(924)	—	—	(924)
Other income and expense	(79)	(28)	—	(107)
Interest and debt expense	(692)	—	—	(692)

Loss before income taxes	(11,529)	(838)	—	(12,367)
Income taxes	998	—	—	998

Loss from discontinued operations, net of income taxes	$(10,531)	$(838)	$—	$(11,369)

3.    PRIOR ACQUISITIONS

Paradigm Wireless Systems, Inc. (“Paradigm”)

In November 2003, the Company acquired all of the assets and assumed all of the obligations of Paradigm, a private domestic merchant supplier of RF power amplifiers to the telecommunications infrastructure industry, in a stock-for-stock merger. The addition of Paradigm expanded the Company’s amplifier product portfolio. The factors contributing to the purchase price that resulted in $17.3 million of goodwill was the acquired OEM customer base in the growing market of China, significant penetration in the South Korean market, and a large U.S. OEM amplifier account. Paradigm stockholders received 1,892,107 shares of REMEC common stock. The board of directors of both companies unanimously approved the acquisition, which was valued at $22.1 million (based upon the average closing price of the Company’s stock for the period of two days before, the day of, and two days after the date the terms of the purchase agreement were agreed to, or $11.49 per share). The Company accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations. The results of Paradigm are included in the Company’s Wireless Systems segment and have been included in the Company’s consolidated financial statements from the date of acquisition forward.

The following is a schedule detailing the $22.1 million purchase price paid for Paradigm:

	Shares	per share	$ in 000’s
Common stock	1,892,107	$11.49	$21,736
Cash paid for fractional shares			1
Redeemable preferred stock			90
Legal expenses			197
Accounting and other transaction fees			53

Total paid consideration			$22,077

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Paradigm, the purchase price was allocated as follows (in 000’s):

At November 10, 2003
Accounts receivable and other receivables	$3,611
Inventories	3,345
Other current assets	217
Property, plant, and equipment	1,701
Other long-term assets, including other intangibles of $126	174
Goodwill	17,293

Total assets acquired	26,341
Current liabilities	(4,264)

Net assets acquired	$22,077

The $17.3 million of goodwill was assigned to the Wireless Systems segment, none of which was expected to be deductible for tax purposes. The $126,000 of other intangibles was primarily related to customer base and backlog and will be amortized over its useful life.

Himark Telecom Group Limited (“Himark”)

In May 2003, the Company acquired the business of the Himark group, a group of companies in the private sales distribution and value-added telecommunications sector which are headquartered in Beijing, People’s Republic of China. The Company paid consideration of approximately $12.1 million, including 1,391,650 shares of REMEC common stock with a value of $7.0 million (based on the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the purchase agreement were agreed to, or $5.03 per share), as well as cash, a note payable and Class A Preferred Stock of REMEC International, Inc. The Class A Preferred Stock of REMEC International, Inc. was convertible in certain circumstances into securities granting a 10% ownership interest of REMEC’s combined Chinese operations. Prior to the acquisition, the Himark group jointly provided sales and distribution services for REMEC since its entry into the China telecom market. Management believed that the addition of Himark would accelerate the Company’s penetration of the China market and broaden its product offering by selling network optimization services. These were the primary factors contributing to the $9.9 million recognition of goodwill. The Company accounted for this transaction as a purchase in accordance with SFAS No. 141. The results of Himark were included in the Company’s Wireless Systems segment and were included in the Company’s condensed consolidated financial statements from the date of acquisition forward. The China Network Optimization piece of this business was disposed in December 2004 and reported as Discontinued Operations (see Note 2).

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule detailing the $12.1 million purchase price paid for Himark:

	Shares	per share	$ in 000’s
Common Stock	1,391,650	$5.03	$7,000
Cash			1,500
Note payable assumed net of assets purchased			1,314
Inter-Company receivable forgiveness			1,851
Legal expenses			417

Total paid consideration			$12,082

The Company determined that the Class A Preferred shares of REMEC International had only nominal value, and for accounting purposes ascribed no value to them as part of accounting for this acquisition.

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

Spectrian Corporation (“Spectrian”)

On December 20, 2002, the Company acquired all of the assets and assumed all of the obligations of Spectrian for the purchase price of $44.8 million. The purchase price was comprised of $38.5 million, which represented the value of the 11,524,000 shares of the Company’s common stock issued to the former Spectrian stockholders (based upon the average closing price of the Company’s stock for the period of two days before and two days after the date the terms of the revised purchase agreement were agreed to, or $3.34 per share), the fair value of Spectrian options assumed of $2.6 million (2,445,065 options assumed at a weighted average exercise price of $16.91) and acquisition related costs of $3.7 million. Spectrian was a leading designer and manufacturer of single carrier and multi-carrier high-power RF amplifiers for the worldwide wireless communications industry, utilized in both wireless data and voice applications. The acquisition was accounted for as a purchase, and accordingly, the total purchase price was allocated to the acquired assets and liabilities assumed at their estimated fair values in accordance with the provisions of SFAS No. 141. The Company’s consolidated financial statements include the results of Spectrian (which are included in the Company’s Wireless Systems segment) from the date of acquisition forward.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Based on management’s review of the analysis of the tangible and intangible assets and liabilities of Spectrian, the purchase price has been allocated as follows (in 000’s):

At December 20, 2002
Cash and cash equivalents	$32,328
Short-term investments	12,449
Accounts receivable and other receivables	10,680
Inventories	10,553
Other current assets	1,075
Property, plant, and equipment	4,806
Other long-term assets	476

Total assets acquired	72,367

Account payable	(5,761)
Accrued salaries, benefits, and related taxes	(4,072)
Accrued warranty	(6,200)
Accrued adverse purchase commitments	(5,135)
Accrued restructuring	(1,613)
Accrued expenses and other liabilities	(4,832)

Current liabilities	(27,613)

Net assets acquired	$44,754

The estimated fair values of identifiable tangible assets and liabilities acquired from Spectrian exceeded the amount paid, resulting in negative goodwill of $4.3 million. In accordance with SFAS No. 141, the negative goodwill was allocated to the non-current assets of Spectrian. Subsequently, management determined that it had under estimated the cost of exiting certain lease obligations associated with the former Spectrian operations. As such, the Company increased its accrual for lease obligations by $4.9 million during the fourth quarter of fiscal 2004, reinstated the aforementioned non-current assets, and recorded $0.6 million of goodwill associated with this transaction.

Pro Forma Information

The following unaudited pro forma summary presents the consolidated results of operations of the Company assuming that the acquisitions of Paradigm and Spectrian, had occurred on February 1, 2002 and that the Himark acquisition and subsequent divestiture of the related China Network Optimization product line are included in the loss from discontinued operations.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma condensed consolidated results of operations would be as follows (in 000’s, except per share data):

	Years ended January 31,
	2005	2004	2003
	(unaudited)
Pro forma net loss from continuing operations	$(90,202)	$(50,841)	$(99,994)
Pro forma net loss from discontinued operations	(579)	(11,264)	(11,369)
Pro forma net loss (1) (2)	$(90,781)	$(62,105)	$(111,363)
Basic and diluted	$(1.46)	$(1.02)	$(1.85)

(1)	Fiscal 2005 results include a $62.4 million charge to write-off impaired goodwill related to Wireless Systems.
(2)	Fiscal 2003 results include a $24.5 million charge to write-down the carrying value of deferred tax assets.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the transactions taken place on February 1, 2002.

4.    PROPOSED TRANSACTIONS SUBJECT TO SHAREHOLDER APPROVAL

Defense & Space

In December 2004, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $260 million cash, subject to certain post-closing adjustments and the assumption of certain liabilities. The Merger Agreement provides that Chelton Microwave will pay us $260 million in cash, subject to certain post-closing adjustments. In conjunction with the sale, the Company will propose a Certificate of Amendment to our existing Restated Articles of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment will cause our common stock to be reclassified (the “Reclassification”) so that we can distribute a substantial portion of the proceeds from the sale of Defense & Space to our shareholders. In the Reclassification, each outstanding share of common stock will be converted into a fractional share of common stock (the “New Common Stock”) and one (1) share of redeemable common stock (the “Redemption Stock”). We intend to complete the Reclassification by filing the Certificate of Amendment with the Secretary of State of the State of California immediately prior to the effective time of the Merger.

We plan to distribute a substantial portion of the aggregate merger consideration to our shareholders by redeeming the Redemption Stock immediately after the effective time of the Merger (the “Redemption”). The exact amount of merger consideration distributed to our shareholders in the Redemption will be determined by our Board of Directors prior to the effective time of the Merger (the “Aggregate Redemption Amount”). The Aggregate Redemption Amount will be not less than $150 million and no more than $200 million. Assuming the sale of REMEC Defense & Space and the Certificate of Amendment are approved and the Merger is completed, each shareholder of REMEC will be entitled to receive an amount in cash per share of Redemption Stock equal to the Aggregate Redemption Amount divided by the number of shares of Redemption Stock issued and outstanding immediately prior to the effective time of the Merger.

The sale requires shareholder approval that has not been obtained as of the filing of this Form 10-K.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reflect an unaudited pro forma condensed consolidated balance sheet at January 31, 2005 and consolidated results of the Company for the year ended January 31, 2005 considering the effects of the proposed sale of REMEC Defense & Space which is subject to shareholder approval:

	Sale of Defense & Space (a)
	Company Historical	Historical Assets and Liabilities to be Sold	Other Pro Forma Adjustments	Company Pro Forma
	(unaudited, in thousands)
2005 Condensed Pro Forma Balance Sheet
Current assets	$186,806	$(23,648)	$112,360	$275,518
Long term assets	88,117	(17,668)	—	70,449

Total assets	$274,923	$(41,316)	$112,360	$345,967

Current Liabilities	107,806	(15,811)	27,762	119,757
Long term liabilities	2,612	(879)	—	1,733
Shareholders’ equity	164,505	(24,626)	84,598	224,477

Total liabilities and shareholders’ equity	$274,923	$(41,316)	$112,360	$345,967

	Company Historical	Sale of Defense & Space (b)		Company Pro Forma
	(unaudited, in thousands)
2005 Condensed Pro Forma Results of Operations
Revenues	$423,911	$(99,553)		$324,358
Cost of sales	358,501	(71,746)		286,755

Gross margin	65,410	(27,807)		37,603
Operating expenses	155,581	(11,501)		144,080

Loss from continuing operations	(90,171)	(16,306)		(106,477)

Other income and expense	(93)	(146)		(239)
Provision for income taxes	(62)	—		(62)

Loss from continuing operations	(90,202)	(16,452)		(106,654)
Loss from discontinued operations, net	(579)	145		(434)

Net loss(d)	$(90,781)	$(16,307)		$(107,088)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.45)			$(3.07)
Loss from discontinued operations	(0.01)			(0.01)

	$(1.46)			$(3.06)

Weighted average common shares outstanding:
Basic	62,069	(27,318	)(c)	34,751

Diluted	62,069	(27,318	)(c)	34,751

(a)

Reflects the removal from our balance sheet of the assets purchased and the liabilities assumed by Chelton Microwave under the terms of the Merger Agreement, the cash received as a result of the sale of REMEC Defense & Space (adjusted for the payment of $4.7 million in transaction expenses), the accrual of $27.8

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in additional transaction expenses and liabilities arising as a result of the sale of REMEC Defense & Space primarily income taxes and employee costs including compensation expense associated with equity instruments which vested as a result of the Merger, and the effect of a $150 million cash distribution in the Redemption, as if these events occurred on January 31, 2005. Our Board of Directors may decide on increasing the amounts of the distribution pursuant to the Redemption to $200 million. In such case, pro forma cash and shareholders equity will decrease by an additional $50 million.

(b)	These adjustments reflect the elimination of the revenue and direct costs of REMEC Defense & Space as if the proposed sale of REMEC Defense & Space had occurred at the beginning of the period presented.
(c)	This adjustment represents the effect on weighted average common shares outstanding as a result of the (i) Reclassification, (ii) the exercise of fully vested options, (iii) all of the RSU’s outstanding as of January 12, 2005 and (iv) the Dividend Access shares expected to be exchanged for shares of common stock prior to the Merger as if these transactions had occurred as of the beginning of the period presented. Pursuant to the Reclassification, each outstanding share of common stock immediately prior to the effective time of the Merger will be converted into a fractional share of New Common Stock and one share of Redemption Stock. Diluted weighted common shares outstanding do not include the effect of outstanding unvested stock options, which would be anti-dilutive.
(d)	Upon consummation of the proposed merger sale of REMEC Defense & Space, the Company anticipates recognizing a gain of approximately $204 million.

Wireless Systems

In March 2005, we entered into a definitive agreement with Powerwave Technologies, Inc. to sell selected assets and liabilities of our Wireless Systems business to Powerwave for 10 million shares of Powerwave’s common stock and $40 million in cash. Based on Powerwave’s closing price on Friday, March 11, 2005, the transaction value is approximately $120 million. The transaction includes our RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers. The transaction also includes our manufacturing facilities in Costa Rica, China and the Philippines, as well as certain employee related costs, facility lease obligations and assets and liabilities related to the product lines being acquired. We will retain certain assets of the Wireless Systems business that include the ODU/Transceiver product line and the manufacturing services business.

The sale of the Wireless Systems business assets and the previously announced sale of the Defense & Space business are results of the Company’s ongoing review of strategic alternatives to increase shareholder value. The completion of these transactions will result in REMEC divesting the majority of its operating assets and liabilities. This sale, like the sale of Defense & Space, requires shareholder approval that has not been obtained as of the filing of this Form 10-K.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reflect an unaudited pro forma condensed consolidated balance sheet at January 31, 2005 and consolidated results of the Company for the year ended January 31, 2005 considering the effects of the proposed sale of Wireless Systems which is subject to shareholder approval:

		Sale of Wireless Assets (a)
	Company Historical	Historical Assets and Liabilities to be Sold	Other Pro Forma Adjustments	Company Pro Forma
	(unaudited, in thousands)
2005 Condensed Pro Forma Balance Sheet
Current assets	$186,806	$(85,180)	$45,600	$147,226
Long term assets	88,117	(49,969)	80,000	118,148

Total assets	$274,923	$(135,149)	$125,600	$265,374

Current Liabilities	107,806	(68,114)	11,904	51,596
Long term liabilities	2,612	(750)	—	1,862
Shareholders’ equity	164,505	(66,285)	113,696	211,916

Total liabilities and shareholders’ equity	$274,923	$(135,149)	$125,600	$265,374

	Company Historical	Sale of Wireless Assets (b)	Company Pro Forma
	(unaudited, in thousands)
2005 Condensed Pro Forma Result of Operations
Revenues	$423,911	$(251,743)	$172,168
Cost of sales	358,501	(226,881)	131,620

Gross margin	65,410	(24,862)	40,548
Operating expenses	155,581	(64,913)	90,668

Loss from continuing operations	(90,171)	40,051	(50,120)

Other income and expense	(93)	(1)	(94)
Provision for income taxes	(62)	—	(62)

Loss from continuing operations	(90,202)	40,050	(50,152)
Loss from discontinued operations, net	(579)	—	(579)

Net loss (c)	$(90,781)	$40,050	$(50,731)

Basic & diluted net loss per common share:
Loss from continuing operations	$(1.45)		$(0.81
Loss from discontinued operations	(0.01)		(0.01)

	$(1.46)		$(0.82)

Weighted average common shares outstanding:
Basic	62,069		62,069

Diluted	62,069		62,069

(a)

Reflects, the removal from our balance sheet of the assets purchased and the liabilities assumed by Powerwave Technologies, Inc. under the terms of the Asset Purchase Agreement, the cash received as a result of the sale of REMEC Wireless (adjusted by the payment of $2.9 million in certain transaction expenses), the accrual of $11.9 million of additional transaction and other liabilities arising as a

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of the sale (primarily for D&O insurance trailer and employee costs including compensation expense associated with equity instruments which vested as a result of a change of control, retention bonuses and severance payments), as if these events occurred on January 31, 2005. We have not assumed any additional tax liability from the Wireless transaction. The amount of gain we will recognize will depend on the final structure of the Wireless transaction. Since we expect that all of our net operating and capital losses, including losses we are carrying over from prior years, as well as available state and federal income tax credits, will be absorbed to offset taxes that would otherwise be due as a result of our sale of REMEC Defense & Space, such amounts would not be available to offset gains from the Wireless transaction. As a result, any gains from the Wireless transaction would be fully subject to federal and state income taxes. We are currently in discussions with Powerwave to restructure the Wireless transaction in a tax efficient manner. Since the amount of federal and state corporate income tax liability we will incur as a result of our proposed Wireless transaction will depend on the results of these discussions, we cannot calculate the exact tax liability as of this date. If we are unsuccessful in restructuring the Wireless transaction in an efficient manner, our tax liability associated with the transaction could increase by up to approximately $25 million.

(b)	These adjustments reflect the elimination of the revenue and direct costs associated with the net assets of the Wireless Systems business included in the proposed sale to Powerwave as if the transaction had occurred at the beginning of the period presented.
(c)	Upon consummation of the proposed sale of Wireless transaction, the Company anticipates recognizing a gain of approximately $40 million.

The pro forma data above is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually occurred had the transactions taken place on the dates assumed.

5.    FINANCIAL STATEMENT DETAILS

Short-Term Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As of January 31, 2005 and January 31, 2004, the Company had short-term investments of $4.5 million and $10.3 million, respectively. Unrealized gains on short-term investments as of January 31, 2005 are included in other comprehensive income. Gross realized and unrealized gains and losses on sales of short-term investments were not significant in either 2005 or 2004. As of January 31, 2005, all short-term investments in debt securities mature in one year or less.

Short-term investments, by security type, consist of the following (in 000’s):

	Recorded Value January 31,
	2005	2004
Commercial Paper	$1,943	$4,240
U.S. Government Agencies	2,588	6,056

	$4,531	$10,296

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Cash Flow Hedges

We transact sales denominated in Euros with two of our largest customers and entered into hedging contracts to offset the potential exposure related to foreign currency fluctuations. During the fiscal year 2004, we entered into forward contracts which did not qualify for special hedge accounting, therefore the forward contracts were marked to market and related gains and losses were recorded in income. The net realized loss related to these contracts were $0.3 million in fiscal 2004, which is included in other income, net. All of these contracts were settled as of January 31, 2004.

To address increasing revenue growth denominated in foreign currencies and the related currency risks, in the fourth quarter of fiscal year 2004, the Company established a formal documented program to utilize foreign currency contracts to both mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with selected anticipated foreign currency transactions anticipated within 12 months. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, that are not designated for special accounting treatment, or that are not effective as hedges, are recognized currently in earnings.

Cash Flow Hedging. In fiscal year 2004, the Company began designating and documenting foreign exchange forward contracts related to forecasted sales as SFAS No. 133 cash flow hedges. The Company calculates hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in other comprehensive income until it is reclassified to revenue together with the anticipated transaction upon revenue recognition. In fiscal 2005 the Company recorded a gain of $0.3 million in other income associated with forecasted transactions that were no longer expected to occur as originally documented, and a charge $0.9 million in other income associated with time value that has been excluded from effectiveness testing. In the event it becomes probable that additional hedged anticipated transactions will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from OCI (other comprehensive income) to other income. At January 31, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 6 months.

The following table summarizes impact of cash flow hedges on OCI (pre-tax) in fiscal 2005:

Pre-Tax OCI
(in thousands)
Ending balance gain at January 31, 2004	$1,307
Net change on cash flow hedges	(1,258)
Reclassifications to revenue	154
Reclassifications to other income	(307)

Ending balance loss at January 31, 2005	$(104)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates reclassifying the entire OCI balance to revenue within the next 6 months upon recognition of the anticipated sales.

Balance Sheet Hedging. The Company manages the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. These contracts are not designated under SFAS No. 133 for special accounting treatment and changes in their fair value are recognized currently in other income and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

Outstanding net foreign exchange forward contracts at January 31, 2005 are presented in the table below. Weighted average forward rates are quoted using market convention.

	Net Notional Amount ($000)	Weighted Average Rate
Cash Flow Hedges:
Euro purchases	$28,159	1.3059

Inventories

Net inventories consist of the following (in 000’s):

	January 31, 2005			January 31, 2004
	Gross	Reserves	Net	Gross	Reserves	Net
Raw materials	$56,153	$(13,716)	$42,437	$65,781	$(18,533)	$47,248
Work in progress	14,176	—	14,176	17,703	—	17,703
Finished goods	20,930	(7,093)	13,837	17,185	(7,099)	10,086

	$91,259	$(20,809)	$70,450	$100,669	$(25,632)	$75,037

The Company had a reserve for excess and obsolete inventory of $15.1 and $19.2 million as of January 31, 2005 and 2004, respectively. The Company also had additional reserves for anticipated contract losses of $5.7 million and $6.4 million as of January 31, 2005 and 2004, respectively.

Property, Plant and Equipment

Net property, plant and equipment consists of the following (in 000’s):

	January 31,
	2005	2004
Machinery and equipment	$125,115	$116,259
Land, building and improvements	12,917	16,840
Network equipment, PCs, software and other	17,798	16,601
Leasehold improvements	10,918	10,798

	166,748	160,498
Less accumulated depreciation and amortization	(94,781)	(85,117)

	$71,967	$75,381

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended January 31, 2005, 2004 and 2003, was $19.0 million, $17.4 million and $15.3 million respectively.

Assets subject to capital leases were $4.2 million at January 31, 2005. We had no capital leases prior to fiscal year 2005.

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

The following table summarizes the activity related to net goodwill (in 000’s):

	Year ended January 31,
	2005	2004
Balance at beginning of period	$65,275	$36,679
Additions related to acquisitions	__	27,161
Revaluation of acquisition goodwill	143	1,672
Discontinued op write-off	—	(237)
Write-off of impaired goodwill	(62,400)	—

Balance at end of period	$3,018	$65,275

By Segment:
Wireless Systems	$—	$62,257
Defense & Space	3,018	3,018

	$3,018	$65,275

We are required to assess goodwill impairment in fiscal 2005 using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The majority of our acquisitions that resulted in goodwill being recorded fall within our Wireless Systems segment. The majority of goodwill and other long-lived assets within the Wireless Systems segment were attributable to the ADC Mersum OY, Himark and Paradigm acquisitions. Nanowave Technologies, Inc., which

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was merged into the Defense & Space segment in connection with the reorganization/reevaluation of the reporting units in 2003, is the only purchased business of this segment. Management determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level.

During the fiscal quarter ending July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management’s assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The assumptions used in this impairment test included sales growth rates ranging from 4%-8%, gross profit margins ranging from 14%-24%, and a discount rate of 18.6%. The estimates used reflected the Company’s inability to gain market segment share or attain the level of profitability previously anticipated. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. The Company had to issue financial statements before completing the second step of the impairment test that allows management to measure the actual amount of the impairment loss. Using the guidance included in SFAS No. 5, Accounting for Contingencies the Company determined that an impairment loss was probable and that this impairment loss could be reasonably estimated. The Company’s management made its best estimate of the goodwill impairment loss for the Wireless Systems reporting segment to be $62.4 million, the total amount of goodwill for that segment. In accordance with SFAS No. 142, the Company recorded an estimated charge to write down the value of its goodwill in the fiscal quarter ended July 30, 2004. During the Company’s fiscal quarter ending October 29, 2004, the Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill. Based on this assessment, there was no adjustment required to the loss recorded in the second fiscal quarter.

The primary factors that contributed to the impairment assessment of the Wireless Systems reporting segment in the second quarter of fiscal 2005 were continued projected losses resulting from industry overcapacity resulting in lower profit margins, and manufacturing cost reductions lagging market price decreases.

A goodwill impairment test was performed for the Defense & Space reporting segment as of January 31, 2005. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. In performing the fiscal 2005 annual test for the Defense & Space reporting segment, our assumptions were sales growth rates ranging from 10%-15%; gross profit margins ranging from 26%-28% (excluding depreciation); an income tax rate of 36% and a discount rate of 20%. We did not recognize any goodwill impairment as a result of performing this annual test.

A variance in the discount rate or gross margin assumptions could have a significant impact on the amount of identified goodwill impairment. A small change in the percentage assumptions for these factors could result in an indication of possible impairment that would lead us to further quantify the impairment and potentially record a charge to write-down these assets.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Acquired intangible assets subject to amortization at January 31, 2005 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(2,228)	$2,572
Patents and trademark	111	(111)	—

	$4,911	$(2,339)	$2,572

Amortization expense related to other intangible assets totaled $0.7 million, $0.7 million, and $0.7 million for fiscal years 2005, 2004 and 2003, respectively. The estimated future annual amortization expense for amortized intangible assets owned as of January 31, 2005 is as follows (in 000’s):

Amortization Expense
Fiscal 2006	$686
Fiscal 2007	686
Fiscal 2008	686
Fiscal 2009	514

Total amortization expense	$2,572

At January 31, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment loss was recognized during fiscal 2005 related to these assets.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in 000’s):

	January 31,
	2005	2004
Accrued warranty	$8,847	$8,867
Deferred revenue	7,493	9,850
Accrued lease obligations	6,449	6,292
Accrued taxes	5,488	2,627
Accrued capital leases-short term	3,963	—
Accrued insurance	3,603	2,891
Accrued audit and legal fees	1,757	450
Accrued bonuses	1,300	1,075
Accrued restructuring	—	2,638
Accrued operating expenses and other current liabilities	5,395	1,305

	$44,295	$35,995

Comprehensive Income

The components of accumulated other comprehensive income are as follow (in 000’s):

	January 31,
	2005	2004
Cumulative translation adjustment	$4,309	$4,479
Accumulated unrealized gain on foreign currency forward contracts	1,426	1,426
Accumulated unrealized loss on foreign currency forward contracts	(1,530)	(116)

Total accumulated other comprehensive income	$4,205	$5,789

6.    SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company’s 1995 and 2001 Equity Incentive Plans provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of the Company. The Plans’ original terms contain acceleration provisions in the event of a change in control or a sale of substantially all assets of the Company. The Company’s shareholders have approved the issuance of a total of 13,411,000 shares of common stock under the two plans. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans generally vest over four years and generally expire nine years from the date of grant.

The Company tendered an offer to REMEC employees to exchange certain outstanding options to purchase shares of REMEC’s common stock with exercise prices of $15.00 per share or greater for Restricted Stock Units that will represent the right to receive shares of common stock of REMEC. The exchange ratio was 4 options for 1 restricted stock unit. Each restricted stock unit will vest 25% per year for four years from the date of grant

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and if employment is terminated prior to the vesting date of the restricted stock units, all or a portion of the unvested restricted stock units may be forfeited. As of August 30, 2004, options to purchase 8,141,992 shares of REMEC Common Stock were issued and outstanding, of which options to purchase approximately 1,262,531 shares of REMEC Common Stock, constituting approximately 15.5%, were held by eligible persons and were eligible for exchange in the Offer to Exchange. Approximately 990,325 options were exchanged for a total of 247,581 restricted stock units as of the expiration date of the offer, November 7, 2004.

During fiscal 2005, the Company issued 147,250 shares of restricted stock to a number of salaried exempt employees. Each restricted stock unit will vest 25% per year for four years from the date of grant and if employment is terminated prior to the vesting date of the restricted stock units, all or a portion of the unvested restricted stock units may be forfeited. In addition, during fiscal 2005 the Company issued 168,000 shares of restricted stock to officers of the Company. Some of these restricted stock units may vest in less than four years or become fully vested on change of control of the Company.

The Company recognized compensation cost based on the fair value of the restricted stock units (equal to the quoted market price of the Company’s common stock on the exchange date) and amortized such expense over the respective vesting periods. Compensation expense recognized in fiscal year 2005 totaled $0.3 million.

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

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended January 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	9,206,000	$10.82	10,686,000	$11.14	5,801,000	$12.30
Granted	1,029,000	7.45	653,000	8.60	5,794,000	4.11
Exercised	(190,000)	5.07	(549,000)	7.53	(15,000)	5.64
Exchanged	(990,000)	22.93	—	—	—	—
Forfeited/Cancelled	(2,088,000)	10.82	(1,584,000)	14.72	(894,000)	14.72

Outstanding—end of year	6,967,000	$8.14	9,206,000	$10.82	10,686,000	$11.14

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2005:

	Total Outstanding			Total Exercisable
		Weighted Average		Number of Shares	Weighted Average Exercise Price
Price Range	Number of Shares	Exercise Price	Life
$0.00–$ 5.00	1,896,000	$2.99	7.1	740,000	$4.13
$5.01–$10.00	3,747,000	8.19	4.49	2,666,000	8.30
$10.01–$15.00	941,000	11.91	5.9	665,000	12.05
$15.01–$20.00	95,000	16.56	3.84	94,000	16.56
$20.01–$25.00	10,000	21.89	4.6	10,000	21.89
$25.01–$30.00	260,000	25.48	1.8	260,000	25.48
$30.01–$35.00	1,000	32.25	0.0	1,000	32.25
$35.01–$40.00	8,000	36.23	1.1	8,000	36.23
$40.01–$45.00	4,000	43.31	2.5	4,000	43.31
$45.01–$100.00	5,000	52.00	2.6	5,000	52.00

Total Plan	6,967,000	$8.14	5.2	4,453,000	$9.51

At January 31, 2005, options to purchase 2,068,000 shares of the Company’s common stock were available for future grant.

Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides for the issuance of shares of the Company’s common stock to eligible employees. During fiscal 2004, REMEC’s shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan to a total of 5,450,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan will be equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. As of January 31, 2005, a total of 1,608,000 shares of the Company’s common stock were available for issuance under the Employee Stock Purchase Plan.

Deferred Savings Plan

The Company has a Deferred Savings Plan for its employees, which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to $180 per quarter, per employee. Employees vest immediately in their contributions and Company contributions vest over a two-year period. Company contributions to this plan totaled approximately $1.1 million, $0.9 million and $0.8 million for the years ended January 31, 2005, 2004 and 2003, respectively. The Company’s foreign subsidiaries maintain separate defined contribution retirement savings plans for substantially all of their employees. Participants may contribute a portion of their annual salaries subject to statutory annual limitations. The Company matches a percentage of the employee’s contribution as specified in the plan agreements. Contributions to these plans totaled $0.4 million, $0.1 million and $0.4 million for the years ended January 31, 2005, 2004 and 2003, respectively.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-Retirement Benefit Plans

The Company has a post-retirement benefit plan, which provides health care benefits to certain executives following employment. The Company accounts for these benefits under FAS 106, Employer’s Accounting for Post-retirement Benefits Other than Pensions, which requires the Company’s obligation for post-retirement benefits to be provided to or for an employee be fully accrued by the date that employee attains full eligibility for all of the benefits expected to be received by that employee. The amount accrued each year is based upon actuarial valuations with a discount rate of 6.25% for fiscal 2005 and a remaining amortization period of 10.55 years. As of January 31, 2005, the Company has accrued $0.4 million of the total projected benefit of $1.2 million.

7.    COMMITMENTS AND CONTINGENCIES

Bank Revolving Line of Credit Facility

On July 6, 2004, the Company extended the term of its existing revolving working capital line of credit with its senior lender to July 5, 2005 and increased the maximum amount of the credit facility to $30 million. The borrowing rate under this credit facility is based on prime plus 1% with prime being defined as the bank’s most recently announced per annum “prime rate.” As of January 31, 2005 the Company has not had any borrowings under this credit facility; however $8.4 million has been used under letter of credit arrangements, $1.8 million for banking cash management products, $2.6 million has been utilized in connection with foreign currency forward contracts and $17.2 million remains available to increase its factoring line. The credit facility is secured by the Company’s domestic trade receivables and inventory. As of January 31, 2005 the Company was in compliance with the financial covenants contained in this credit facility. The facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement. The Material Adverse Change is defined as “if there (i) occurs a material adverse change in the business operations, or condition (financial or otherwise) of the Borrower; or (ii) is a material impairment of the prospect of repayment of any portion of the Obligations; or (iii) is a material impairment of the value or priority of Bank’s security interests in the Collateral.” As of January 31, 2005, Management is not aware of any Material Adverse Change.

Factoring Arrangement

In fiscal year 2004, the Company entered into a factoring arrangement whereby certain of its receivables were sold on a pre-approved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 29% and 20% of accounts receivable were factored at January 31, 2005 and January 31, 2004, respectively. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and none at January 31, 2004. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

In fiscal year 2005, the factoring arrangement limit was increased from $15 million to $25 million, with all other terms and conditions remaining the same. Late in fiscal year 2005, a foreign subsidiary of the Company entered into a 6 million Euro factoring arrangement whereby certain of its receivables are sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material, workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. There were no factorings under this facility as of January 31, 2005.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases certain offices and production facilities under non-cancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At January 31, 2005, future minimum payments under these operating leases were as follows (in 000’s):

Operating Leases
Fiscal 2006	$9,966
Fiscal 2007	9,850
Fiscal 2008	8,900
Fiscal 2009	8,173
Fiscal 2010	7,941
Thereafter	38,983

Total minimum lease payments	$83,813

Rent expense totaled $7.3 million, $8.0 million and $4.6 million during fiscal 2005, 2004 and 2003, respectively. Minimum rental payments to be received by the Company under sub-lease rental arrangements are as follows: $1.5 million (2006), $1.5 million (2007), $1.5 million (2008) and $1.5 million (2009).

Sale-Leaseback Transaction

In January 2002, the Company completed a sale-leaseback transaction of its Escondido, California facility resulting in a $0.6 million gain on the transaction. Effective upon the closing of the sale, the Company leased the building back from the buyer. The Company deferred the $0.6 million gain and is amortizing it over the term of the lease. The new lease term provided for a 5-year lease with monthly lease payments totaling approximately $15,000. Under the terms of the lease beginning March 2002, each March thereafter the monthly rent is increased by 3%.

In April 2003, the Company completed a sale-leaseback transaction of its Kearny Mesa (San Diego), California business campus, resulting in a $0.9 million gain on the transaction. Effective upon the closing of the sale, the Company leased the entire campus back from the buyer. The Company deferred the $0.9 million gain and is amortizing it over the terms of the leases. The new lease terms provide for a 14-year lease on each of the four buildings with monthly lease payments totaling approximately $165,000. Under the terms of the leases, beginning August 2003 and each August thereafter, the monthly rent is adjusted based upon a CPI index factor. In place of a security deposit on the properties, the Company provided letters of credit aggregating $3.3 million. The initial term of the letters of credit was two years with automatic annual renewals thereafter. The amount of the letters of credit may be reduced upon achievement of certain financial performance criteria. The letters of credit are backed by the Company’s revolving working capital line of credit

Warranty

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to warranty reserves (000’s):

	Years Ended January 31
	2005	2004
Balance at beginning of year	$8,867	$8,743
Additions to reserve	3,120	2,218
Usage and release of warranty reserves	(3,140)	(2,094)

Balance at end of year	$8,847	$8,867

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the year ended January 31, 2005 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of January 31, 2005 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations other than certain guaranteed payments made in connection with the customer financing arrangements discussed below.

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

The Company has guaranteed the performance of two of its wholly-owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, the Company guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at January 31, 2005 is $24.6 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of the customer to make their required payments to the Company would be a breach of the underlying contract and would subject them to a claim for damages from the Company.

Litigation

The Company’s commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, based in part on outside counsel, these matters are not expected to have a material adverse effect on the Company’s results of operations and financial position.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2004, three class action lawsuits were filed against the Company and current and former officers in the United States District Court for the Southern District of California alleging violations of federal securities laws between September 8, 2003 and September 8, 2004 (the “Class Period”). On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses.

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation, Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s electronic manufacturing services business unit to Pyxis that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”).

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks seven million dollars in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005.

Letters of Credit

The Company has $8.4 million in outstanding letters of credit issued by financial institutions. The instruments mature through October 2005.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    IMPAIRMENT OF OTHER LONG-LIVED ASSETS IN PRIOR YEARS

In connection with its Fiscal 2004 restructuring plan, the Company undertook the sale of two of its facilities in Finland. Based on independent estimates of the current market value of these facilities at that time, the Company’s Wireless Systems segment recorded a charge of $1.0 million during the fourth quarter of fiscal 2004 to write down the carrying value of the facilities to their estimated fair market values. During fiscal 2003, the Company recorded an additional $0.7 million to write-down the leasehold improvements at abandoned facilities.

Write-Down of assets to market value
Year Ended January 31, 2002:
Impairment charge	$658
Direct reduction of assets	(658)

Balance at January 31, 2003	$—

Additional impairment charge	(1,038)
Direct reduction of assets	1,038

Balance at January 31, 2004	$—

9.    RESTRUCTURING CHARGE

2004 Restructuring

During the fourth quarter of fiscal 2004, the Company announced that as a result of continued operating losses, it was discontinuing production in Finland, eliminating a significant number of positions in its Finnish and U.S. workforce and disposing of other non-strategic assets and operations. As a result, the Company recorded a restructuring charge of $2.7 million during the fourth quarter related to its fiscal 2004 restructuring plan. The restructuring charge included $2.1 million in employee severance and related costs for approximately 200 employees, all of who were identified as of January 31, 2004. The majority of these employees worked in the Company’s Wireless Systems segment and all have left the Company by the end of fiscal 2005. The restructuring charge also reflects anticipated losses of $0.6 million on the disposal of excess property and equipment in the Company’s Wireless Systems segment. The disposition of these items occurred during fiscal 2005.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the accrued restructuring reserve which has been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the fiscal 2004 restructuring (in 000’s):

	Severance Costs for Involuntary Employee Terminations	Write- Down of Redundant/ Obsolete Assets	Total
Year Ended January 31, 2003:
Restructuring charge	$2,135	$585	$2,720
Activity:
Cash	—	(585)	(585)

Balance at January 31, 2004	2,135	—	2,135
Activity:
Cash	(2,135)	888	(1,247)
Reversal restructuring charge	—	(888)	(888)

Balance at January 31, 2005	$—	$—	$—

2002 Restructuring

Prior to fiscal 2002, the Company aggressively expanded its product offerings and manufacturing capacity through a series of acquisitions and internal growth to address expanding market opportunities. As a result of the sharp decrease in demand from the telecommunications industry during fiscal 2002, the Company faced the need to reduce its cost structure. The Company initiated its restructuring efforts in fiscal 2002 with the goal of improving overall operating performance. The Company’s restructuring plan primarily focused on its Wireless Systems segment and consisted of workforce reductions, the consolidation and exiting of excess facilities, the disposal of non-strategic business units and the impairment of excess property and equipment.

In the fourth quarter of fiscal 2002, a restructuring related charge of approximately $17.3 million was recognized as operating expenses related to the Company’s fiscal 2002 restructuring plan. The restructuring charge included components related to the reduction of the Company’s workforce, consolidation of excess facilities and property and equipment impairment.

•	The reduction of workforce included the elimination of approximately 1,200 positions within the Company’s Wireless Systems segment, which resulted in a severance charge of approximately $2.1 million being recognized during fiscal 2002. Announcement of all such workforce reductions was made during the fourth quarter of fiscal 2002 and the reductions were completed by the end of the second quarter of fiscal 2003.

•

The Company also recorded facility related impairment charges of approximately $11.0 million associated with the closure of facilities in California and exited Company-owned facilities in Texas and the United Kingdom within the Company’s Wireless Systems segment. Consolidating locations and exiting facilities resulted in charges relating to write-offs of leasehold improvements at abandoned facilities of $3.1 million, an estimated loss on the sale of the Company’s building in the U.K. of $3.4 million, an estimated loss of $1.4 million on disposal of redundant equipment associated with the Company’s Texas operations, an estimated loss of $0.3 million on the sale of the Company’s building in Texas, recognition of lease obligations at abandoned California facilities over the planned exit period of $2.6 million and other costs of $0.3 million related to legal, real estate fees and commissions associated with the Texas and United Kingdom facilities held for sale. The impairment charge related

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the disposal of the redundant equipment was taken in accordance with SFAS No. 121 and was based on management’s estimate that the related equipment would not generate any future cash flows.

•	The Company recorded a charge of $4.1 million related to the elimination of certain excess manufacturing equipment related to older process technologies and the closure of its machine shop facilities and included RF manufacturing and machine shop equipment classified as held for disposal in accordance with SFAS 121. The carrying amount of these assets at January 31, 2005 was approximately $0.5 million, which represented the estimated fair market value of similar equipment. The Company also recorded a charge of $0.8 million related to the abandonment of certain obsolete software licenses.

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

The following table summarizes the activity related to the accrued restructuring reserve which has been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the fiscal 2002 restructuring (in 000’s):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Other Costs Related to Consolidation of Facilities	Write-Down of Redundant/ Obsolete Assets	Total
Year Ended January 31, 2002:
Restructuring charge	$2,146	$2,622	$8,351	$4,138	$17,257
Activity:
Cash	(1,439)	(414)	—	—	(1,853)
Direct reduction of assets	—	—	(8,101)	(4,138)	(12,239)

Balance at January 31, 2002	707	2,208	250	—	3,165
Activity:
Additional restructuring charge	—	924	—	—	924
Cash	(707)	(1,592)	(250)	—	(2,549)

Balance at January 31, 2003	—	1,540	—	—	1,540
Activity:
Additional restructuring charge	—	668	—	—	668
Cash	—	(1,705)	—	—	(1,705)

Balance at January 31, 2004	—	503	—	—	503
Activity:
Cash	—	(503)	—	—	(503)

Balance at January 31, 2005	$—	$—	$—	$—	$—

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    INCOME TAXES

For financial reporting purposes, income (loss) before taxes for the years ended January 31, 2005, 2004 and 2003 includes the following components (in 000’s):

	Years Ended January 31,
	2005	2004	2003
Loss from continuing operations before income taxes:
United States	$(48,197)	$(36,705)	$(30,471)
Foreign	(42,067)	(1,336)	(2,391)

	$(90,264)	$(38,041)	$(32,862)

The income tax provision (benefit) from continuing operations for the years ended January 31, 2005, 2004 and 2003 consists of the following (in 000’s):

	Years Ended January 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	26	8	51
Foreign	198	310	375
Deferred:
Federal	—	—	11,841
State	—	—	7,467
Foreign	(286)	(215)	(171)

	$(62)	$103	$19,563

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (credit) for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to loss before provision (credit) for income taxes. The items causing difference for the years ended January 31, 2005, 2004 and 2003 are as follows (in 000’s, except percentage data):

	Years Ended January 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Tax at statutory federal rate	$(31,592)	35%	$(13,314)	35%	$(11,502)	35%
State income tax net of federal benefit	(1,610)	2	(1,631)	4	470	1
Tax credits	75	—	2,198	(6)	(3,254)	10
Change in valuation allowance	6,781	(8)	16,301	(43)	35,318	(107)
Foreign rate difference	14,928	(17)	(212)	1	134	—
Permanent differences and other	11,356	(13)	(3,239)	9	3,037	2

	$(62)	—%	$103	0%	$19,563	(60)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset (liability) as of January 31, 2005, 2004 and 2003 are as follows (in 000’s):

	January 31,
	2005	2004	2003
Deferred tax liabilities:
Tax over book depreciation	$3,595	$4,097	$4,269
Other	643	814	1,029

Total deferred tax liabilities	4,238	4,911	5,298

Deferred tax assets:
Net operating loss	100,459	89,085	53,271
Credits	15,192	15,268	17,465
Accrued expenses	3,995	12,660	12,818
Inventory and other reserves	8,692	7,313	23,828
Capital loss	6,769	4,600	—
Inventory costs capitalized	1,322	1,109	1,959
Write-down of Allgon AB investment	—	—	4,564
Other	2	2	3

Total deferred tax assets	$136,431	$130,037	$113,908
Valuation allowance	(132,721)	(125,940)	(109,639)

	3,710	4,097	4,269

Net deferred tax assets (liabilities)	$(528)	$(814)	$(1,029)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. At January 31, 2005, approximately $0.6 million of the valuation allowance for deferred

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax assets related to stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

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

In the Philippines, a subsidiary company has been granted tax-free status under the country’s Special Economic Zone Act. As a result of the tax-free status, such subsidiary company was exempt from all taxes on profits or taxable income for a six-year period through October 2004.

In China, a subsidiary company has been granted tax-free status under that country’s Foreign Investment and Foreign Enterprise Act. As a result of the tax-free status, such subsidiary company is exempt from all taxes on profits or taxable income for a five-year period through January 2008.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. As of January 31, 2005 and 2004, the undistributed earnings of these foreign subsidiaries are approximately $9.6 million and $9.9 million, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The U.S. Treasury Department is expected to issue additional guidance with regards to these provisions. We are in the process of analyzing whether to take advantage of this opportunity or the potential impact on our income tax provision, if any.

At January 31, 2005 and 2004, the Company had federal net operating loss carry-forwards of approximately $224.5 million and $201.9 million, respectively, which will begin expiring in 2014, unless previously utilized. At January 31, 2005 and 2004, the Company had state net operating loss carry-forwards of approximately $96.1 million and $78.8 million, which will begin expiring in 2006, unless previously utilized. At January 31, 2005, the Company had approximately $11.0 million of foreign net operating losses in the United Kingdom, which are available indefinitely. At January 31, 2005, the Company had federal capital loss carry-forwards of $16.6 million, which will begin expiring in 2008, unless previously utilized. At January 31, 2005, the Company had consolidated federal and state research and development credits of approximately $8.6 million and $7.5 million respectively, which will begin to expire in 2005, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1.7 million, which will begin to expire in 2007, unless previously utilized.

There are limitations on the utilization of the net operating loss carry-forwards. As a result, the net operating losses are not all available to offset current taxable income, including taxable gains that may be recognized on the sale of certain business segments. A portion of the Company’s federal net operating loss carry-forwards relate to acquired companies that are subject to annual usage limitations under Section 382 of the Internal Revenue Code. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carry-forwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

During the third quarter of fiscal 2003, in order to more effectively manage its operating structure, the Company reorganized its business into two reportable segments, Commercial and Defense & Space. During the second quarter of fiscal 2005, the Company reorganized and renamed the Commercial segment, the Wireless Systems segment.

The Wireless Systems segment develops and manufacturers RF power amplifiers, filters, tower-mounted amplifiers, outdoor radio units, and manufacturing services used in the transmission of voice, video and data traffic over mobile wireless communication networks. These product lines have similar characteristics regarding (a) competitive pricing pressures, (b) life-cycle cost fluctuations, (c) number of competitors, (d) product differentiation, and (e) size of market opportunity.

The Defense & Space segment provides a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment Data

	Years Ended January 31,
	2005	2004	2003
Net Sales:
Wireless Systems	$324,358	$267,611	$155,586
Defense & Space	99,553	84,261	71,092

Consolidated net sales	$423,911	$351,872	$226,678

Net loss from continuing operations:
Wireless Systems	$(106,655)	$(53,796)	$(58,816)
Defense & Space	16,453	15,652	6,391

Consolidated income (loss) from continuing operations	$(90,202)	$(38,144)	$(52,425)

Net loss from discontinued operations:
Wireless Systems	$(435)	$(5,498)	$(10,531)
Defense & Space	(144)	(5,766)	(838)

Consolidated income (loss) from discontinued operations	$(579)	$(11,264)	$(11,369)

Net income (loss):
Wireless Systems	$(107,088)	$(59,294)	$(69,347)
Defense & Space	16,307	9,886	5,553

Consolidated income (loss)	$(90,781)	$(49,408)	$(63,794)

Depreciation and amortization:
Wireless Systems	$15,218	$14,605	$12,193
Defense & Space	4,482	3,906	3,400

Consolidated depreciation and amortization	$19,700	$18,511	$15,593

Identifiable assets:
Wireless Systems	$233,607	$322,913	$296,728
Defense & Space	41,316	40,294	40,183

Consolidated identifiable assets	$274,923	$363,207	$336,911

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Area Data (in 000’s)

	Years Ended January 31,
	2005	2004	2003
Sales to external customers:
United States	$209,411	$184,854	$142,667
Canada	82	2,903	3,520
Europe	144,436	113,998	67,767
Asia	63,089	45,557	12,289
All other geographic regions	6,893	4,560	435

Total sales to external customers	$423,911	$351,872	$226,678

Tangible assets by area:
United States	$33,075	$41,129	$48,116
Europe	1,432	7,827	12,241
Costa Rica	15,842	9,625	9,648
Asia	21,618	18,507	11,501
All other geographic regions	—	—	—

Total tangible assets	$71,967	$77,088	$81,506

Sales are attributed to countries based on “ship-to” location of customers.

12.    RELATED PARTIES

The Company generated sales of $2.1 million and $0.5 million in fiscal year 2005 and 2004, respectively, on product sold to an entity partially owned by a director.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2005 and 2004 are as follows (in 000’s, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2005
Net sales	$108,001	$108,521	$103,687	$103,702
Gross profit	17,750	10,789	18,984	17,887
Loss from continuing operations (2)	(6,828)	(73,461)	(3,496)	(6,418)
Loss from discontinued operations, net of taxes	(271)	(3,012)	12	2,692
Net loss	$(7,099)	$(76,472)	$(3,484)	$(3,726)

Per share data:
Loss from continuing operations	$(0.11)	$(1.19)	$(0.06)	$(0.10)
Net loss from discontinued operations	—	(0.05)	—	0.04

Net loss per common share—basic and diluted(1)	$0.11	$(1.23)	$(0.06)	$(0.06)

Fiscal 2004
Net sales	$73,598	$78,530	$96,320	$103,424
Gross profit	16,516	19,452	21,508	2,042
Loss from continuing operations (3) (4)	(6,079)	(2,405)	(3,041)	(26,619)
Loss from discontinued operations, net of taxes	(1,032)	(1,153)	(1,043)	(8,036)
Net loss	$(7,111)	$(3,558)	$(4,084)	$(34,655)

Per share data:
Loss from continuing operations	$(0.11)	$(0.04)	$(0.05)	$(0.45)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.12)

Net loss per common share—basic and diluted(1)	$(0.13)	$(0.06)	$(0.07)	$(0.57)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
(2)	Fourth quarter fiscal 2005 operating results include an adjustment to correct losses on foreign currency contracts totaling $1.0 million.
(3)	Second quarter fiscal 2004 operating results include a restructuring charge of $0.4 million and abandoned facilities costs charged to R&D of $0.4 million.
(4)	Fourth quarter fiscal 2004 operating results include a restructuring charge of $4.9 million and an asset impairment charge of $1.9 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC, Inc., has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2005.

REMEC, INC.

By:	/s/ THOMAS H. WAECHTER
Thomas H. Waechter
President and Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas H. Waechter and Winston E. Hickman, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of REMEC, Inc. and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS H. WAECHTER Thomas H. Waechter	President and Chief Executive Officer (Principal Executive Officer)	April 18, 2005

/s/ WINSTON E. HICKMAN Winston E. Hickman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2005
/s/ ANDRE R. HORN Andre R. Horn	Chairman of the Board	April 18, 2005
/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	April 18, 2005
/s/ MARTIN COOPER Martin Cooper	Director	April 18, 2005
/s/ MARK D. DANKBERG Mark D. Dankberg	Director	April 18, 2005
/s/ WILLIAM H. GIBBS William H. Gibbs	Director	April 18, 2005
/s/ HAROLD E. HUGHES, JR. Harold E. Hughes, Jr.	Director	April 18, 2005
/s/ ROBERT W. SHANER Robert W. Shaner	Director	April 18, 2005

REMEC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in 000’s)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2003	$1,597	$6	$(101)	$—		$1,502
Year ended January 31, 2004	1,502	379	(149)	405	(1)	2,137
Year ended January 31, 2005	2,137	499	(1,412)	—		1,224

Contract Loss Reserve	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2003	$2,571	$1,106	$(936)	—		$2,741
Year ended January 31, 2004	2,741	3,787	(80)	—		6,448
Year ended January 31, 2005	6,448	50	(807)	—		5,691

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2003	$20,171	$3,761	$(8,759)	$—		$15,173
Year ended January 31, 2004	15,173	11,240	(9,556)	2,327	(1)	19,184
Year ended January 31, 2005	19,184	3,599	(7,665)	—		15,118

(1)	Reflects doubtful accounts and inventory reserves carried over from the acquisition of Paradigm.

S-1

EXHIBITS

Exhibit No.	Description

2.1(1)	Asset Purchase Agreement between REMEC, Inc. and Spectrum Control, Inc. dated October 15, 2004

2.1(11)	Asset Purchase Agreement dated May 31, 2003 between REMEC China Holdings SRL, REMEC Himark Telecom Co., Limited, Himark Telecom Group Limited, and other parties thereto

3.1(2)	Restated Articles of Incorporation

3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC

3.3(2)	By-Laws, as amended

4.1(3)

Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3(5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(4)*	Change of Control Agreement dated November 9, 2004 between REMEC and Jack A. Giles

10.6(6)*	Executive Transition Agreement dated June 23, 2004 between REMEC and Clark Hickock

10.7(7)*	Form of Employment Agreement dated December 10, 2004, between Winston E. Hickman and REMEC

10.8(8)*	Form of Change of Control Agreement

10.9(8)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.10(9)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.11(10)*	2001 Equity Incentive Plan

10.12(12)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland

21.1(13)	Subsidiaries of REMEC

23.1(13)	Consent of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm

23.2(13)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(13)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(13)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on October 18, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on December 8, 2004, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on September 9, 2004 as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on December 15, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on April 15, 2004, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.
(13)	Filed with this Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.