Form 10-K/A
period 2005-01-31
REMEC INC
filed 2005-05-31
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $290,848,362 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of May 20, 2005 was 62,792,414.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of REMEC, Inc. (the “Company” or “REMEC”) for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission on April 18, 2005 (the “Original Form 10-K”) in order to submit our management report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting and to amend Part III of the Original Form 10-K. This Amendment also corrects some narratives and two footnotes to the financial statements. There is no restatement to our previously reported financial statements. Revised Consents of Independent Registered Public Accounting Firms have also been included as a result of this amendment. Except as expressly provided herein, this report speaks only as of the date of the Original Form 10-K and does not reflect any events occurring after January 31, 2005.

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

EMPLOYEES

As of January 31, 2005, we had a total of 5,070 employees, including 3,661 in manufacturing and operations (mostly at low-cost, offshore facilities), 643 in research, development and engineering, 225 in quality assurance, 62 in sales and marketing, and 479 in administration and material procurement. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees.

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

	High	Low
Fiscal 2004
First Quarter	$5.16	$4.10
Second Quarter	9.61	5.00
Third Quarter	11.80	7.80
Fourth Quarter	12.86	7.68

Fiscal 2005
First Quarter	$10.38	$6.07
Second Quarter	6.92	4.37
Third Quarter	5.51	4.17
Fourth Quarter	7.44	5.45

Fiscal 2006
First Quarter (through April 8, 2005)	$7.02	$5.27

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

Wireless Systems.    Net sales increased by $112.0 million, or 72.0%, to $267.6 million in fiscal 2004. The increase was primarily attributable to increasing our market share within the mobile wireless communications infrastructure equipment market place as well as the impact of sales from acquired operations. In addition, the Wireless Systems segment experienced continued strong demand for manufacturing services. These increases were adversely impacted by the decline in industry demand for point-to-point radios and transceivers. Gross profit as a percentage of net sales increased from 8.8% in fiscal 2003 to 12.3% in fiscal 2004. In fiscal 2004, the Wireless Systems segment’s gross profit was negatively impacted by approximately $11.2 million of reserves for excess inventory as well as $3.3 million of reserves primarily related to two customer programs entered into in the latter half of fiscal 2004. In fiscal 2003 there were charges of $3.8 million for excess inventory reserves and $.4 million of program loss reserves. Additionally, the results for fiscal 2004 include sales totaling $6.8 million of zero cost basis inventory obtained in our acquisition of Spectrian, as well as the sale of $1.8 million of fully reserved inventory from a discontinued product line. Although operating expenses increased by $35.7 million, or 64.7%, from $55.3 million in fiscal 2003 to $91.0 million in fiscal 2004, they declined as a percentage of net sales from 35.5% in fiscal 2003 to 34.0% in fiscal 2004. The increase in total operating costs was primarily attributable to increased selling and marketing and research and development expenses associated with the activities absorbed from the acquisition of Spectrian. The operating loss of the Wireless Systems segment increased from $41.6 million in fiscal 2003 to $58.1 million in fiscal 2004.

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

During the year ended January 31, 2005, net cash used by continuing operations totaled $13.9 million. The negative operating cash flow during this period was principally the result of cash used to fund our operating losses, working capital requirements including the $7.5 million increase in accounts and other receivable and a decrease of $5.4 million in accounts payable. The increase in accounts and other receivables was primarily related to an increase in VAT (Value Added Tax) receivables and the decrease in accounts payable was related to our inventory reduction program.

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

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

(b)    INTERNAL CONTROL OVER FINANCIAL REPORTING

Pursuant to Securities and Exchange Commission Release No. 34-50754, this Form 10-K/A amends our previous annual report to include the following management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of our independent auditors required by Item 308(b) of Regulation S-K.

(1)    Management’s Annual Report on Internal Control over Financial Reporting

We prepared and are responsible for the consolidated financial statements that appear in our Annual Report. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial and accounting officer, the Company conducted an evaluation and assessment of the effectiveness of its internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of January 31, 2005.

The Company’s independent auditors, Squar, Milner, Reehl & Williamson, LLP that audited the consolidated financial statements included in this Annual Report on Form 10-K/A have issued their attestation report on management’s assessment of our internal controls over financial reporting as set forth below.

(2)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

REMEC, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that REMEC, Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of REMEC, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of REMEC, Inc. as of January 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated April 11, 2005 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport Beach, California

May 27, 2005

(3)    Deficiencies Identified by Management and Our Auditors

Whereas our evaluation and assessment of our internal controls over financial reporting revealed deficiencies, management concluded that such deficiencies were in all cases, mitigated by strong “compensating controls” and therefore did not rise above the level of significant deficiencies, individually or in combination. Further, such deficiencies were largely the result of “less than perfect” documentation, and arose partly as a result of employee turnover experienced by the Company during fiscal year 2005, among other factors.

A compensating control is a control that operates at a level of precision that would result in the prevention or detection of a misstatement that was more than inconsequential or material, as applicable, to annual or interim financial statements. The level of precision should be established considering the possibility of further undetected misstatements.

We have discussed these matters with our Audit Committee and board of directors and our independent auditors. We will continue to remediate the deficiencies so identified as part of management’s evaluation and assessment program.

(c)    CHANGES IN INTERNAL CONTROLS.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

The following table sets forth certain information concerning the executive officers and directors of REMEC as of May 23, 2005:

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

There is no family relationship between any of the directors or executive officers of REMEC.

THOMAS H. WAECHTER has served as President and Chief Executive Officer of REMEC since September 2004. He served as President and Chief Operating Officer from December 2002 until September 2004. Prior to joining REMEC, Mr. Waechter served as the President and Chief Executive Officer and a director of Spectrian Corporation from March 2000 to December 2002. From January 2000 until he joined Spectrian Corporation, Mr. Waechter was employed by Asyst Technologies, Inc., in various management positions, most recently as its Vice President of Global Operations. From September 1986 until January 2000, Mr. Waechter was employed by Schlumberger Ltd., a global technology services company, in various management positions, most recently as its Vice President of Global Operations. Mr. Waechter holds a B.B.A. in Business Administration from the College of William and Mary.

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

MARTIN COOPER has been a director of REMEC since December 2002. Mr. Cooper is a founder of ArrayComm, Inc., a wireless technology manufacturer, and has served as Chairman since April 1992. He has served as President of Dyna, LLC, a consulting company, since 1986 and is presently its President. From 1985 to December 1992, he served as President of Cellular Pay Phone Incorporated, a cellular pay telephone company. From 1982 to 1986, he was a co-founder, Chairman and Chief Executive Officer of Cellular Business Systems, Inc., a management information company. From 1954 to 1983, Mr. Cooper served in a variety of positions including Corporate Vice President, Division Manager and Corporate Director of Research and Development of Motorola, Inc. He is a Fellow of the IEEE and of the Radio Club of America and a recipient of the IEEE Centennial medal. He serves on the Advisory Board of the International National Electronics Consortium and on the Board of Trustees of the Illinois Institute of Technology. Mr. Cooper holds B.S. and M.S. degrees in Electrical Engineering from the Illinois Institute of Technology.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001, he served as President of Corcoran Enterprises, LLC a management consulting firm. Mr. Corcoran is also a senior advisor to the Carlyle Group, a Washington D.C. based private equity group. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was the President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995 Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1967 to 1993 he held various management positions, including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc. and UIC Corporation. In recognition of Corcoran Enterprises’ strong relationship with The Carlyle Group, Mr. Corcoran is a director of Gemini Air Cargo, Inc. where he was CEO from early 2001 until March 2004. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology.

MARK D. DANKBERG has been a director of REMEC since September 1999. Mr. Dankberg was a founder of ViaSat, Inc. and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications, and a manager of U.S. Monolithics, a privately-held subsidiary of ViaSat that develops millimeter-wave components and integrated millimeter-wave equipment. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

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

HAROLD E. HUGHES, JR. has been a director of REMEC since September 2003. Mr. Hughes has served as Chief Executive Officer of Rambus, a provider of interface solutions for chip and systems manufacturer, since January 2005. He is the former Chairman and CEO of Pandesic LLC, an e-commerce software supplier owned jointly by Intel Corporation and SAP. Prior to that, he spent 23 years with Intel where he held key positions in finance and operations management, including Treasurer, Chief Financial Officer and Vice President of Planning and Logistics. Mr. Hughes also founded and served as the Vice President of Intel Capital, Intel’s venture investment operation. From 1969 to 1974, Mr. Hughes served as an officer in the United States Army. He holds an M.B.A. degree from the University of Michigan and a B.A. degree from the University of Wisconsin.

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. Since September 2003, Dr. Nash has served as Chairman and President of Inclined Plane, Inc. From June 1994 until September 2003, he was President of Digital Perceptions, Inc. From August 1995 to December 1997, he was the President of TransTech Information Management Systems, Inc. From 1989 to 1994, he was the President of Visqus Corporation as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and Pepperball Technologies, Inc., neither of which is an affiliate of REMEC. Dr. Nash holds B.S. and M.S. degrees in Engineering from UCLA, and a Ph.D. in Large Scale Systems Engineering/Operations Research, also from UCLA.

ROBERT W. SHANER has been a director of REMEC since December 2002. From January 2001 to February 2003, Mr. Shaner served as the President of Wireless Operations for Cingular Wireless LLC, a joint venture between the wireless divisions of SBC Communications Inc. and BellSouth Corporation. From November 1999 to January 2001, Mr. Shaner served as President SBC Wireless, a provider of wireless communication services to consumers and businesses. Mr. Shaner served as the President and Chief Executive Officer of Pacific Bell Wireless from August 1998 to November 1999. Prior to assuming that position, Mr. Shaner served as President of SBCI Europe and Middle East for SBC International, Inc. from March 1997 to July 1998. From 1995 to February 1997, Mr. Shaner held the position of President and Chief Executive Officer for SBC International Wireless. From 1991 to 1995, Mr. Shaner served as Executive Vice President for Southwestern Bell Mobile Systems. Prior to 1991, Mr. Shaner held various other management positions at Southwestern Bell Telephone/Telecom and Cellular One. Mr. Shaner also serves as a Curator and Chairman of the Board of Central Methodist University. He is also a director of Interdigital Communications Corporation and

Mobility Electronics Corporation. Mr. Shaner is a principal and managing director of Performance Management Associates, LLC. Mr. Shaner holds a B.A. degree in Chemistry from Central Methodist College.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial and accounting officer and controller. This code of ethics is posted on our Website located at www.remec.com. The code of ethics may be found as follows: from our main Web page, first click on “Investors” at the top of the page and then on “Corporate Governance”. Then click on “Code of Business Conduct”. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our Website, at the address and location specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires REMEC’s directors and executive officers, and persons who own more than 10% of a registered class of REMEC’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish REMEC with copies of all Section 16(a) forms that they file. To REMEC’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, REMEC’s executive officers and directors complied with all applicable Section 16(a) filing requirements during the fiscal year ended January 31, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table.    The following table sets forth the total compensation received by the Chief Executive Officer, the four other most highly paid executive officers of REMEC and the individuals who served as Chief Executive Officer for at least portion of fiscal year 2005 (the “Named Executive Officers”). None of the Named Executive Officers received any bonuses or compensation for the fiscal years other than as set forth in the table or received any restricted stock awards, stock appreciation rights or long-term incentive plan payouts.

Summary Compensation Table

	Fiscal Year	Annual Compensation			Long-Term Compensation
					Awards
Name and Principal Position		Salary ($)(1)	Bonus ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)
Thomas H. Waechter President and Chief Executive Officer	2005 2004 2003	$410,001 375,960 28,846	$	— — 1,000,000	$478,300 — —	(2)	100,000 — 100,000	$11,059 47,557 1,500	(3) (4) (5)

Winston E. Hickman Executive Vice-President, Chief Financial Officer	2005 2004 2003	281,924 43,269 —		209,000 — —	466,500 — —	(6)	— 100,000 —	12,280 1,731 —	(7) (8)

Jack A. Giles Executive Vice-President, Defense and Space (services terminated in May 2005 in connection with sale of Defense and Space)	2005 2004 2003	326,113 325,792 316,008		114,281 90,850 —	141,075 — —	(9)	— — 100,000	12,879 13,075 13,075	(10) (11) (12)

Jon E. Opalski Executive Vice-President, Commercial Operations	2005 2004 2003	250,903 248,363 240,467		— — —	73,850 — —	(13)	— — 150,000	10,650 11,190 10,650	(14) (15) (16)

William F. Sweeney Executive Vice-President, Global Sales & Marketing	2005 2004 2003	283,462 253,162 188,454		— — —	32,475 — —	(17)	— 25,000 130,000	9,590 12,116 6,577	(18) (19) (20)

Ronald E. Ragland Former Chairman and Chief Executive Officer (retired February 2004)	2005 2004 2003	157,441 454,658 439,995		— — —	— — —		— — 200,000	443,311 18,750 17,847	(21) (22) (23)

Robert W. Shaner Former Acting Chief Executive Officer (resigned August 2004)	2005 2004 2003	321,538 — —		— — —	— — —		9,000 — 25,000	— — —

(1)	Includes amounts deferred at the option of the officer pursuant to REMEC’s deferred compensation plan for employee directors.
(2)	Mr. Waechter received 85,000 Restricted Stock Units (of which 75,000 units were in exchange for underwater stock options) during the year ended January 31, 2005, which have a total value of $603,500 at the end of the fiscal year. These units will vest as follows: 2,500 on 09/16/2005; 18,750 on 11/10/2005; 2,500 on 09/16/2006; 18,750 on 11/10/2006; 2,500 on 09/16/2007; 18,750 on 11/10/2007; 2,500 on 09/16/2008; and 18,750 on 11/10/2008.
(3)	Consists of a $8,654 automobile allowance, $1,865 in life insurance premiums and a $540 contribution to the REMEC 401(k) plan.
(4)	Consists of a $9,000 automobile allowance, $1,865 in life insurance premiums, a $720 contribution to the REMEC 401(k) plan and $35,972 in relocation expenses.
(5)	Consists of a $1,500 automobile allowance.
(6)	Mr. Hickman received 75,000 Restricted Stock Units during the year ended January 31, 2005, which have a total value of $532,500 at the end of the fiscal year. These units will vest as follows: 37,500 on 05/17/2005; 18,750 on 02/01/2006; and 18,750 on 02/01/2007.

(7)	Consists of a $9,000 automobile allowance and $3,280 in life insurance premiums.
(8)	Consists of a $1,731 automobile allowance.
(9)	Mr. Giles received 28,125 Restricted Stock Units (of which 13,125 units were in exchange for underwater stock options) during the year ended January 31, 2005, which have a total value of $199,688 at the end of the fiscal year. These units will vest as follows: 3,750 on 09/16/2005; 3,281 on 11/10/2005; 3,750 on 09/16/2006; 3,281 on 11/10/2006; 3,750 on 09/16/2007; 3,281 on 11/10/2007; 3,750 on 09/16/2008; and 3,282 on 11/10/2008.
(10)	Consists of a $8,654 automobile allowance, $3,505 in life insurance premiums and a $720 contribution to the REMEC 401(k) plan.
(11)	Consists of a $9,000 annual automobile allowance, $3,355 in life insurance premium, a $720 contribution to the REMEC 401(k) Plan.
(12)	Consists of a $9,000 automobile allowance, $3,355 in life insurance premiums and a $720 contribution to the REMEC 401(k) plan.
(13)	Mr. Opalski received 14,000 Restricted Stock Units (of which 9,000 units were in exchange for underwater stock options) during the year ended January 31, 2005, which have a total value of $99,400 at the end of the fiscal year. These units will vest as follows: 1,250 on 09/16/2005; 2,250 on 11/10/2005; 1,250 on 09/16/2006; 2,250 on 11/10/2006; 1,250 on 09/16/2007; 2,250 on 11/10/2007; 1,250 on 09/16/2008; and 2,250 on 11/10/2008.
(14)	Consists of a $9,000 automobile allowance, $930 in life insurance premiums and a $720 contribution to the REMEC 401(k) plan.
(15)	Consists of a $9,000 annual automobile allowance, $1,470 in life insurance premiums and a $720 contribution to the REMEC 401(k) plan.
(16)	Consists of a $9,000 automobile allowance, $930 in life insurance premiums and a $720 contribution to the REMEC 401(k) plan.
(17)	Mr. Sweeney received 7,500 Restricted Stock Units during the year ended January 31, 2005, which have a total value of $53,250 at the end of the fiscal year. These units will vest as follows: 1,875 on 09/16/2005; 1,875 on 09/16/2006; 1,875 on 09/16/2007; and 1,875 on 09/16/2008.
(18)	Consists of a $9,000 automobile allowance and $590 in life insurance premiums.
(19)	Consists of a $12,116 automobile allowance.
(20)	Consists of a $6,577 automobile allowance.
(21)	Consists of a $208 automobile allowance, $15,390 in life insurance premiums and a $427,713 severance payment.
(22)	Consists of a $9,000 automobile allowance, $9,030 in life insurance premiums, and a $720 contribution to the REMEC 401(k) plan.
(23)	Consists of a $9,000 automobile allowance, $8,127 in life insurance premiums and a $720 contribution to the REMEC 401(k) plan.

Option Grant Table.    The following table sets forth certain information relating to options to purchase shares of REMEC common stock granted to the Named Executive Officers during the fiscal year ended January 31, 2005.

Option Grants in Fiscal 2005

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share ($) (1)	Expiration Date	Potential Realizable Value at Assumed
						Annual Rates of Stock Price Appreciation for Option Term ($) (1)
						5%	10%
Thomas H. Waechter	100,000	(2)	24.31%	$8.00	9/1/2013	$441,063	$1,086,358
Winston E. Hickman				—		—	—
Jack A. Giles						—	—
Jon E. Opalski						—	—
William F. Sweeney						—	—
Ronald E. Ragland						—	—
Robert W. Shaner	9,000		2.19%	$6.55	6/11/2013	$32,501	$80,051

(1)	The 5% and 10% assumed rates of stock price appreciation used to calculate potential gains to optionees are provided pursuant to the rules of the Securities and Exchange Commission.
(2)	Exercisable upon completion of the first two consecutive fiscal quarters in which REMEC achieves positive net income from operations.

Option Values at January 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas H. Waechter	—	$—	107,498	237,502	$142,500	$746,000
Winston E. Hickman	—	—	43,750	131,250	—	—
Jack A. Giles	—	—	167,501	108,125	71,253	342,188
Jon E. Opalski	—	—	210,751	97,000	173,949	241,900
William F. Sweeney	—	—	71,250	83,750	42,750	42,750
Ronald E. Ragland	—	—	960,000	—	570,000	—
Robert W. Shaner	—	—	35,792	18,208	43,702	32,499

(1)	Calculated on the basis of the closing price of REMEC common stock on the Nasdaq National Market on January 30, 2005 ($7.10 per share).

2004 Option Exchange Program

In June 11, 2004, the Compensation Committee of the Board of Directors approved an offer by REMEC to certain eligible persons to exchange options to purchase shares of REMEC common stock with exercise prices greater than or equal to $15.00 per share that were outstanding under the REMEC 1995 Equity Incentive Plan (the “1995 Plan”), REMEC 2001 Equity Incentive Plan (the “2001 Plan”) and options that were assumed by REMEC pursuant to prior acquisitions for restricted stock units that represented the right to receive shares of REMEC Common Stock. The program provided one restricted stock unit for every four stock options exchanged. The restricted stock units were granted under the 1995 Plan and 2001 Plan. On November 10, 2004, 987,580 options were exchanged, and the Company awarded 246,861 shares of restricted stock units. The restricted stock units vest while the recipient remains an employee of the Company at the rate of 25% per year for four years.

10-Year Option/ SAR Repricing Table

The following table provides information on all option repricings for the Executive Officers during the last ten fiscal years.

Name (a)	Date (b)	Number of Securities Underlying Options Repriced or Amended (#) (c)	Market Price of Stock at Time of Repricing or Amendment ($) (d)	Exercise Price at Time of Repricing or Amendment ($) (e)	New Exercise Price (1) ($) (f)	Length of Original Option Term Remaining at Date of Repricing or Amendment (g)
Thomas H. Waechter, President and Chief Executive Officer	11/10/2004	300,000	$5.80	250,000 at $23.06; 50,000 at $16.00	$0	5 years, 4 months; 6 years, 2 months

Jack A. Giles, Executive Vice President, Defense and Space	11/10/2004	52,500	$5.80	52,500 at $25.42	$0	4 years, 4 months

Jon E. Opalski, Executive Vice President, Commercial Operations	11/10/2004	36,000	$5.80	22,500 at $18.25; 13,500 at $25.42	$0	2 years, 5 months; 4 years, 4 months

Denny E. Morgan, Senior Vice President, Chief Engineer, REMEC Defense & Space	11/10/2004	10,500	$5.80	$25.42	$0	4 years, 4 months

Farid Firouzbakht, Senior Vice President, Base Station Systems	11/10/2004	75,000	$5.80	$26.00	$0	4 years, 10 months

Donald J. Wilkins, Senior Vice President, General Counsel & Secretary	11/10/2004	13,500	$5.80	7,500 at $25.42; 6,000 at $20.06	$0	4 years, 4 months; 4 years, 11 months

(1)	The restricted stock units do not have the exercise price and represent the right to receive shares of Common Stock of REMEC.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Contracts.    As of the end of REMEC’s 2005 fiscal year, Mr. Waechter and Mr. Hickman were the only Named Executive Officers who had employment agreements with REMEC.

Mr. Waechter.    In connection with the acquisition of Spectrian in December 2002, Mr. Waechter, Spectrian’s President and Chief Executive Officer, entered into an employment agreement with REMEC (the “Employment Agreement”), to be effective upon the closing of the merger. Mr. Waechter became the President and Chief Operating Officer of REMEC upon the closing of the merger. Mr. Waechter agreed to waive his rights under his agreements with Spectrian upon the closing of the merger, and REMEC paid Mr. Waechter $1,000,000 in cash (subject to applicable tax withholding) upon the closing of the merger as consideration for the waiver of the approximately $1,600,000 in payments he would have been entitled to receive under his Spectrian change of control agreement.

Under the Employment Agreement, Mr. Waechter is entitled to receive: an annual base salary of $375,000 (which was adjusted to $425,000 in September 2004 on his promotion to the Chief Executive Officer); an annual target bonus of 30% (which was adjusted to 50% on his promotion to the CEO) of his annual base salary provided Mr. Waechter achieves certain company-related objectives; reimbursement for expenses incurred in relocating to REMEC’s principal executive offices located in Del Mar, California (including a tax gross-up payment); reimbursement for the reasonable cost of a country club membership; a $9,000 annual car allowance; six weeks of vacation per year; and an option to purchase 100,000 shares of REMEC common stock with a four year vesting period; a $1 million life insurance policy; and other employee benefits available to senior executives of REMEC.

The Employment Agreement also provides that if in the first three years of Mr. Waechter’s employment with REMEC he is terminated without cause or resigns for good reason, then Mr. Waechter will be entitled to receive: payment of his base salary for three years after termination and three times his target bonus, as in effect at the time of such termination and calculated at the 100% achievement level; employee benefits for three years following termination; accelerated vesting of all of his outstanding options that were assumed by REMEC in connection with the merger to the extent that such options would vest in the three year period following Mr. Waechter’s termination date had he remained an employee of REMEC; and accelerated vesting of all of his outstanding options that were granted by REMEC after the closing of the merger to the extent that such options would vest in the year following Mr. Waechter’s termination date had he remained an employee of REMEC. The Employment Agreement defines “good reason” as the occurrence of any of the following unless expressly consented to by Mr. Waechter: a significant reduction of Mr. Waechter’s duties, position or responsibilities or his removal from such duties, position or responsibilities, unless he is provided with comparable duties, position and responsibilities; a substantial reduction, without good business reasons, in the facilities and perquisites available to Mr. Waechter; a reduction in Mr. Waechter’s base salary or target bonus; a material reduction in kind or level of Mr. Waechter’s benefits, with the result that Mr. Waechter’s overall benefits package is significantly reduced; the relocation of Mr. Waechter to a facility more than 35 miles away from REMEC’s Del Mar, California offices; any termination without cause or for which the grounds are not valid; or REMEC’s failure to cause the assumption of the Employment Agreement by a successor entity.

In the event Mr. Waechter is employed at REMEC on the date of a change of control of REMEC, Mr. Waechter will be entitled to receive: accelerated vesting of all of his outstanding options that were assumed by REMEC in connection with the merger to the extent that such options would vest in the three years following the date of the change of control of REMEC; and accelerated vesting of all of his options that were granted after the closing of the merger to the extent that such options would vest in the year following the date of the change of control of REMEC. In the event Mr. Waechter is terminated without cause or resigns for good reason within two years following a change of control of REMEC, then Mr. Waechter will also be entitled to receive: payment of his base salary for three years and three times his target bonus, as in effect at the time of such termination and calculated at the 100% achievement level; employee benefits for three years after his termination; and accelerated vesting of all his outstanding options. The Employment Agreement defines a “change of control” in the same manner as the Change of Control Agreements described below.

The Employment Agreement also provides for the imposition of a “best-of” provision with respect to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), or any similar tax, if Mr. Waechter’s employment with REMEC is terminated without cause or for good reason within three years of the closing date of the merger or within two years after a change of control of REMEC. Upon the occurrence of either of these events, the benefits received by Mr. Waechter under the Employment Agreement will be paid at his election either in full or in such lesser amount such that the excise tax associated with Section 280G of the Internal Revenue Code will not apply with respect to the receipt of such benefits.

In order to receive severance payments and benefits during the three year severance period following his termination as described above, Mr. Waechter has agreed not to engage in any activity which is deemed to be in competition with REMEC’s business. Mr. Waechter has also agreed, for a 12-month period after the termination of his employment with REMEC for any reason, not to solicit, directly or indirectly, any employee to leave his or her employment with REMEC. Mr. Waechter also released REMEC from any and all claims or any liability for severance benefits or stock acceleration except as set forth in the Employment Agreement.

Mr. Hickman.    We entered into an employment agreement with Mr. Hickman on December 10, 2004. Under his employment agreement, Mr. Hickman is entitled to receive: an annual base salary of $335,000; an annual target bonus of 40% of his annual base salary provided Mr. Hickman achieves certain company-related objectives, provided, however, that a guaranteed bonus for the fiscal year 2005 in the amount of $134,000 was paid to Mr. Hickman in December 2004; a $9,000 annual car allowance; six weeks of vacation per year; 75,000 shares of REMEC restricted stock units, 25% of which vest at the time of grant, with additional 25% vested on February 1, 2005, February 1, 2006 and February 1, 2007; retention payment in the amount of $50,000 payable on April 1, 2005 and $75,000 payable on September 1, 2005; reimbursement for housing expenses not to exceed $4,500; a $1 million life insurance policy; and other employee benefits available to senior executives of REMEC.

The employment agreement also provides that if Mr. Hickman is terminated without cause or resigns for good reason, then Mr. Hickman will be entitled to receive: payment of his base salary for 18 months after termination; employee benefits for 30 months following termination; accelerated vesting of his outstanding options or restricted stock grants that were granted to him within one year of the termination, except for the initial grant of restricted stock described above. The employment agreement defines “good reason” in the same manner as the Employment Agreement for Mr. Waechter.

In the event Mr. Hickman’s employment is terminated without cause or resigns for good reason within 6 month before or 12 months after a change of control of REMEC, Mr. Hickman will be entitled to receive: payment of his base salary for two years and two times his target bonus, as in effect at the time of such termination and calculated at the 100% achievement level; health and insurance benefits for Mr. Hickman, his spouse and dependents for 30 months after his termination; and accelerated vesting of all his outstanding options and restricted stock. In addition, we will continue to provide Mr. Hickman and his wife with medical, dental and vision insurance benefits upon the payment to us of the same monthly premiums for such insurance as are being paid from time to time by our corporate executives. The employment agreement defines a “change of control” in the same manner as the Change of Control Agreements described below.

In order to receive severance payments and benefits following his termination as described above, Mr. Hickman will have to release REMEC from any and all claims or any liability except as set forth in his employment agreement.

Change of Control Agreements.

Each of Messrs. Ragland, Opalski and Giles (collectively, the “Executive Officers”) entered into a Change in Control Agreement with REMEC dated October 21, 2002 (each an “Agreement”). Under each Agreement, certain benefits will be paid to each Executive Officer if REMEC incurs a change of control. In the absence of a change in control of REMEC, the Agreements do not provide any additional severance benefits to any Executive Officer (other than payment for unpaid base salary, unused vacation time and certain business expenses accrued before termination).

A “change of control” is defined in the Agreements as the occurrence of any one of the following events: (i) the completion of a merger or consolidation of REMEC with any other corporation or entity, other than a merger or consolidation that would result in the voting securities of REMEC outstanding immediately prior thereto continuing to represent more than 50% of the total voting power represented by the voting securities of REMEC or such surviving entity outstanding immediately after such merger or consolidation; (ii) any approval by the shareholders of REMEC of a plan of complete liquidation of REMEC or an agreement for the sale or disposition by REMEC of all or substantially all of the assets of REMEC; (iii) any person becoming the beneficial owner of securities of REMEC representing 50% or more of the total voting power represented by REMEC’s then outstanding voting securities; or (iv) change in the composition of the Board, as a result of which less than a majority of the directors are incumbent directors.

If REMEC incurs a change of control, all unvested options granted to the Executive Officers prior to the change of control that are scheduled to vest within one (1) year from the date of the change of control will immediately vest and become fully exercisable. In addition, if REMEC incurs a change of control and an Executive Officer’s employment is terminated without cause or constructively terminated within two years after the change of control, or if an Executive Officer’s employment terminates within two years after the change of control as a result of the failure of any REMEC successor to assume REMEC’s obligations under his Agreement, then such Executive Officer will be entitled to receive the following severance benefits: (i) eighteen months of his annualized base salary as in effect immediately before the change of control, payable in equal monthly installments in accordance with REMEC’s normal payroll practices; (ii) one and one half (1.5) times the average of any annual bonuses received from REMEC during the two years immediately prior to the change of control, payable in equal monthly installments in accordance with REMEC’s normal payroll practices; (iii) during the payment period of the severance benefits described in (i) and (ii) above, REMEC will continue to make available REMEC’s medical, dental, disability, life insurance and other similar plans in which the Executive Officer or his spouse or dependents participated on the date of termination; (iv) for an additional 18 months after termination of the payment period described in (iii) above, REMEC will continue to make available benefits that would be available under the Consolidated Omnibus Budget Reconciliation Act; and (v) all outstanding options granted to the Executive Officer before the change of control will immediately vest and become fully exercisable, except the Agreement entered into by Mr. Opalski require approval of the Board before this option acceleration will occur. These severance benefits described above may be subject to the Section 280G of the Code. In the event that these payments would otherwise be subject to the excise tax, the severance benefits will be reduced to the level at which no tax would be imposed.

The Agreements also impose certain non-solicitation obligations upon each of the Executive Officers for a period of 18 months following the termination of such Executive Officer’s employment for any reason, whether or not such termination is in connection with a change of control. Each Agreement will terminate upon the date that all obligations of REMEC and the applicable Executive Officer have been satisfied.

On November 9, 2004, we amended Mr. Opalski’s Agreement to clarify that a “change of control” is deemed to occur in the event we sell or otherwise dispose of all or substantially all of the assets of REMEC Defense & Space or the REMEC Wireless Systems business.

On November 9, 2004, we entered into a new agreement that amended and replaced the Agreement we had previously entered into with Mr. Giles. Under the terms of this new agreement, we clarified that a “change of control” is deemed to occur in the event we sell or otherwise dispose of all or substantially all of the assets of REMEC Defense & Space. This new agreement also removed the requirement that Mr. Giles be terminated following a change of control in order to qualify for his change of control benefits. As a result, Mr. Giles will be eligible to receive the change of control benefits set forth in his agreement upon the change of control regardless of his subsequent (actual or constructive) termination. Mr. Giles change of control has been triggered by a sale of Defense & Space to Chelton Microwave which was consummated on May 20, 2005.

Mr. Giles’ change of control agreement provides that upon a change of control, all unvested options, restricted stock units and other forms of equity compensation granted to Mr. Giles by us prior to the change of control will immediately vest and become fully exercisable. Mr. Giles is also entitled to receive, upon a change of control, payments amounting in the aggregate to (i) eighteen months of his base salary as in effect immediately prior to the change of control and (ii) one and one-half times the average of any annual bonuses received by Mr. Giles from us during the two years prior to the change of control. Mr. Giles’ base salary is currently set at approximately $354,800, and his bonuses in calendar years 2004 and 2005 averaged approximately $141,040. Based upon those amounts, the aggregate dollar amounts payable to Mr. Giles under his change of control agreement is approximately $743,760.

In addition, during the period in which we make these payments to Mr. Giles, we will continue to make available to Mr. Giles and his wife and dependents all medical, dental or other health plans, any disability or life insurance plans and other similar insurance plans in which they participated immediately prior to the change of control. Upon the termination of the change of control benefits described above, or at the time Mr. Giles’ employment terminates for any other reason, we will continue to provide Mr. Giles and his wife with medical, dental and vision insurance benefits upon the payment to us of the same monthly premiums for such insurance as are being paid from time to time by our corporate executives. Chelton Microwave has agreed to assume our obligations under Mr. Giles’ change of control agreement to provide Mr. Giles and his wife with continued medical, dental and vision insurance benefits.

Transition Agreement

Mr. Ragland’s Agreement terminated upon Mr. Ragland’s resignation with REMEC effective February 9, 2004. Mr. Ragland entered into an Executive Transition Agreement with REMEC dated February 9, 2004 (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Ragland resigned as a director and officer of REMEC. In consideration for the covenants in the Transition Agreement, REMEC agreed to pay Mr. Ragland $933,200, which is equivalent to two years of Mr. Ragland’s salary, in 24 equal monthly installments, plus $18,000, which is equivalent to two years of his annual automobile allowance. REMEC also agreed to accelerate the vesting of options to purchase 380,000 shares of REMEC common stock and to continue health insurance coverage for Mr. Ragland, Mrs. Linda Ragland and their dependent children. Pursuant to the Transition Agreement, Mr. Ragland agreed not to solicit any REMEC employees for a period of 12 months following Mr. Ragland’s termination date.

COMPENSATION AND HUMAN RESOURCES COMMITTEE

REPORT AND RELATED INFORMATION

Compensation and Human Resources Committee Report

The Compensation and Human Resources Committee of the Board (the “Compensation Committee”) has furnished the following report:

The Compensation Committee is comprised of three independent directors and is responsible to assist the Board in discharging its responsibilities with respect to compensation of REMEC’s executive officers. The Compensation Committee, after reviewing all relevant and appropriate information related to business objectives and organizational performance, exercises independent responsibility to determine the most effective total compensation strategy for REMEC’s senior executive officers. The Compensation Committee, with assistance of independent executive compensation consultants, performs an annual review of marketplace competitiveness with telecommunications, defense and electronics manufacturing companies in comparable stages of development and with other comparable technology companies in the geographical regions where REMEC is located. For external marketplace comparison purposes, a group of companies operating in our industry is used for determining competitive compensation levels. The compensation strategy necessarily serves the business needs of REMEC and is consistent with the Board’s goal to build shareholder value, serve shareholders’ interests, and to attract, retain, and motivate the diverse talent required to do so. The Compensation Committee seeks to accomplish this goal by developing and administering REMEC’s executive compensation plans, programs and policies, by monitoring corporate performance and its bearing on the compensation of executive officers, and by making appropriate recommendations concerning matters of executive and director compensation.

Compensation Philosophy.    REMEC operates in extremely competitive and rapidly changing industries, and its success depends upon its ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee’s general compensation philosophy is to provide executive officers with compensation based upon their personal performance, the financial performance of REMEC and their contribution to REMEC’s financial performance. The major goals of REMEC’s compensation program are to align compensation with the attainment of key business objectives and to enable REMEC to attract, retain and reward capable executives who can contribute to the continued success of REMEC. Within this overall philosophy, three key goals form the basis of compensation decisions for all employees of REMEC:

1.	To attract and retain the most highly qualified management and employee team critical to our long term success;

2.	To pay competitively compared to similar technology and defense electronics companies and to provide appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace; and

3.	To motivate executives and employees to achieve REMEC’s annual and long-term business goals and encourage behavior toward the fulfillment of those objectives.

As a result of this philosophy, in addition to standard benefits, REMEC’s executive compensation program is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the Board of Directors establishes from time to time for the Company, and (iii) long term stock-based incentive awards (stock option, restricted stock units and a stock purchase plan) which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

The summary below describes in more detail the factors which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary.    The Compensation Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with telecommunications, defense and electronics manufacturing companies in comparable stages of development and with other comparable technology companies in the geographical regions where REMEC is located. For external marketplace comparison purposes, a group of companies operating in our industry is used for determining competitive compensation levels.

Base salary represents the fixed component of the executive compensation program. Determination of base salary levels is established on an annual review by independent executive compensation consultants of marketplace competitiveness with similar technology and defense electronics companies, and on individual performance. Periodic increases in base salary relate to individual contributions evaluated against established objectives, relative marketplace competitiveness levels, length of service and movements in the industry’s annual competitive pay practices.

During fiscal 2005, the Compensation Committee reviewed and made adjustments to the base salary amount for the President and Chief Executive Officer, and the Executive Vice Presidents of REMEC.

Cash-Based Incentive Compensation.    REMEC’s bonus program is an integral part of its compensation program and is designed to reward executives for long-term strategic management and for success in achieving designated individual goals and our success in achieving specific financial performance goals, such as revenue growth and earnings. Each year a portion of REMEC’s pre-tax profits comprise the bonus “pool”. The Compensation Committee reviews and determines the bonus amounts for the President and Chief Executive Officer, and the Executive Vice Presidents of REMEC, based on both the attainment by those officers of specific business plan targets, and on overall financial performance. Maximum targeted cash bonuses for participating executive officers range from 30% to 50% of their base salaries, and lesser amount for other participating managers. Only Mr. Hickman and Mr. Giles received bonuses in fiscal 2005. Mr. Hickman received bonuses totaling $209,000, and Mr. Giles received a bonus of $141,281. (For his performance in fiscal year 2005, Mr. Giles also was awarded a bonus of $167,008 which was paid in the second quarter of fiscal 2006. Similarly, for his performance in fiscal year 2005, Mr. Waechter was awarded a bonus of $70,833 which was paid in the first quarter of fiscal 2006.)

Long-Term Incentive Compensation.     We have utilized our stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards under these plans by the Board of Directors take the form of stock options or restricted stock unit grants designed to give the recipient a significant equity stake and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual’s position, his or her performance and responsibilities, and internal comparability considerations. The Board of Directors is not required to adhere strictly to these factors and may vary the size of the option grant or restricted stock unit grant made to each executive officer as it determines the circumstances warrant. Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of the common stock appreciates over the option term. Similarly, in the case of restricted stock unit grants, unless the Board determines otherwise, the unvested stock reverts to REMEC on the executive officer’s termination of employment.

In accordance with this policy, during fiscal 2005, the existing equity-based compensation of the Named Executive Officers was reviewed and the Compensation Committee made new grants of stock options under REMEC’s equity incentive plans. In the aggregate, these options provided our executive officers with rights to purchase 109,000 shares of our common stock at prices ranging from $6.55 to $8.00 per share, and 209,625 shares of restricted stock units.

In addition to participating in REMEC’s equity incentive plans, REMEC’s executive officers may also participate in the Employee Stock Purchase Plan on the same basis as other employees who meet eligibility criteria. This plan is qualified under Section 423 of the Internal Revenue Code, and it allows participants to purchase, through payroll deductions, shares of our common stock at a price equal to 85% of its fair market value on the enrollment date or the purchase date, whichever is lower.

Repricing of Options.    During November 2004, we commenced a voluntary stock option exchange program for certain of our outstanding options. This program was offered to all option holders, including executive officers, whose options had exercise prices greater than or equal to $15.00 per share. As a result of the prolonged downturn in the defense and electronics manufacturing industry and the impact this has had on the market price of our common stock, the exercise price of these options was significantly above market price and no longer offered the incentive that had originally been intended. Thus, participants were offered the opportunity to exchange such old options for the right to receive restricted stock units. We believe that this exchange program is consistent with our goals of using long-term incentives as a means of promoting REMEC’s long-term financial objectives.

Compensation for the Chief Executive Officer.    During the fiscal year ended January 31, 2005, Thomas Waechter was paid a base salary of $410,001 and did not receive a bonus (for his performance in fiscal 2005, he was awarded a bonus of $70,833 which was paid in the first quarter of fiscal 2006). During the fiscal year ended January 31, 2005, Mr. Waechter was granted 100,000 performance-based stock options exercisable at $8.00 per share upon completion of the first two consecutive fiscal quarters in which the Company achieves positive net income from operations and a grant of 85,000 shares of restricted Common Stock, of which 75,000 shares were in exchange for his underwater stock options. The Compensation Committee reviewed and analyzed the total compensation packages offered to chief executive officers by high technology and defense electronics companies of similar size. The comparative information was obtained from a number of sources, including surveys prepared by national consulting companies, publicly available information and extrapolations therefrom where appropriate. In addition, the Compensation Committee considered data and surveys from various industry groups. The Compensation Committee exercised its discretion and judgment to determine the appropriate compensation after weighing a number of factors, including competitive forces in the industry, individual motivation, REMEC’s financial and overall performance and Mr. Waechter’s leadership role in achieving REMEC’s long-term strategic goals established by the Board.

Policy Regarding Internal Revenue Code Section 162(m).    Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the other four most highly compensated officers to the extent that the compensation exceeds $1 million in any one year. “Performance-based” compensation is excluded from this $1 million limitation. REMEC’s Equity Incentive Plan (approved by REMEC shareholders in 1996) and 2001 Equity Incentive Plan have been designed so that grants under those plans may qualify for the exclusion for performance-based compensation. REMEC’s policy is to attempt to qualify its compensation for tax deductions whenever possible and consistent with the long-term goals of REMEC. None of REMEC’s executive officers subject to Section 162(m) received non-performance based compensation from REMEC for the 2005 fiscal year that exceeded the $1 million limit. The Compensation Committee may pay officers amounts exceeding the 162(m) limit in the future where warranted to promote REMEC’s corporate goals.

Summary.    The Compensation Committee believes that the compensation of REMEC executives is appropriate and competitive with the compensation provided by other technology and defense electronics companies with which REMEC competes for executives and employees. The Compensation Committee believes its compensation strategy, principles and practices result in a compensation program tied to shareholder returns and linked to the achievement of annual and longer-term financial and operational objectives of REMEC.

Compensation Committee Members:

Jeffrey M. Nash, Ph.D., Chairman

Martin Cooper

Thomas A. Corcoran

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during REMEC’s 2005 fiscal year were Mr. Corcoran, Mr. Shaner and Dr. Nash; Mr. Shaner resigned from the Compensation Committee on February 9, 2004. No member of the Compensation Committee was at any time during REMEC’s 2005 fiscal year or at any other prior time an officer or employee of REMEC. Mr. Shaner was hired as REMEC’s Interim Chief Executive officer after his resignation from the Compensation Committee. No member of the Compensation Committee had any relationship during the 2005 fiscal year requiring disclosure by REMEC under Item 404 of Regulation S-K.

During the fiscal year ended January 31, 2005, no executive officer of REMEC served on the board of directors or compensation committee of another company that had an executive officer serving on REMEC’s Board or Compensation Committee.

PERFORMANCE GRAPH

The graph set forth below compares the split adjusted cumulative total shareholder return on REMEC common stock with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index over a five-year period, beginning January 31, 2000 and ending January 31, 2005. The total shareholder return assumes (i) the investment of $100 at the beginning of the period in REMEC common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index and (ii) the reinvestment of all dividends.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The following sets forth certain information regarding beneficial ownership of REMEC common stock as of April 1, 2005 (i) by each person who is known by REMEC to own beneficially more than 5% of REMEC common stock, (ii) by each of REMEC’s directors, (iii) by the Named Executive Officers and (iv) by all directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1) (2)
Kennedy Capital Management, Inc.(3)	6,315,986	10.17%
SACC Partners LP and Affiliates(4)	5,904,333	9.51%
Royce & Associates, L.L.C.(5)	4,405,700	7.10%
Kopp Investment Advisors, LLC and Affiliates(6)	3,978,697	6.41%
The TCW Group, Inc.(7)	3,551,025	5.72%
Ronald E. Ragland(8)	2,229,005	3.59%
Thomas H. Waechter	118,371	*
Winston E. Hickman(9)	64,563	*
Jack A. Giles(10)	432,849	*
Jon E. Opalski(11)	325,953	*
William F. Sweeney	101,418	*
Martin Cooper(12)	48,795	*
Thomas A. Corcoran(13)	55,849	*
Mark D. Dankberg(14)	57,908	*
William H. Gibbs(15)	51,617	*
Andre R. Horn(16)	66,158	*
Harold Hughes(17)	10,045	*
Jeffrey M. Nash(18)	83,474	*
Robert W. Shaner(19)	37,545	*
All directors and executive officers as a group (14 persons)(20)	3,861,623	6.22%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	This table is based upon information supplied by directors, officers and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders identified in this table has sole voting and investment power with respect to the shares owned. Percentage of ownership is based on 62,081,541 shares of Common Stock outstanding as of April 1, 2005.
(2)	Shares issuable upon exercise of outstanding options are considered outstanding for purposes of calculating the percentage of ownership of REMEC Common Stock of the person holding such options, but are not considered outstanding for computing the percentage of ownership of any other person.
(3)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2004 with the SEC by Kennedy Capital Management, Inc. (“Kennedy”). Kennedy is a registered investment advisor. Kennedy is the beneficial owner of 6,315,986 shares of REMEC common stock, has sole voting power of 5,723,111 shares of REMEC common stock and sole dispositive power of 6,315,986 shares of REMEC common stock. The address of Kennedy is 10829 Olive Boulevard, St. Louis, Missouri 63141.
(4)	Reflects beneficial ownership as reported on Schedule 13D dated April 15, 2005 with the SEC by SACC Partners LP; Riley Investment Management LLC; B. Riley & Co. Inc.; B. Riley & Co. Retirement Trust; Bryant R. Riley; and Carleen Riley (“SACC & Affiliates”). SACC & Affiliates is the beneficial owner of 5,904,333 shares of REMEC common stock, has sole voting and dispositive power of 5,804,333 shares of
REMEC common stock, and shared voting and dispositive power of 100,000 shares of REMEC common stock The address of SACC & Affiliates is 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.

(5)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2004 with the SEC by Royce & Associates, LLC (“Royce”). Royce is a registered investment advisor pursuant to the Investment Advisors Act of 1940. Royce is the beneficial owner of 4,405,700 shares of REMEC common stock and has sole voting and dispositive power of 4,405,700 shares of REMEC common stock. The address of Royce is 1414 Avenue of the Americas, New York, New York 10019.
(6)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2004 with the SEC by Kopp Investment Advisors, LLC (“KIA”). Represents shares beneficially owned by (i) KIA, a registered investment advisor, (ii) Kopp Holding Company (“Holding”), (iii) Kopp Holding Company, LLC (“LLC”) and (iv) LeRoy C. Kopp individually and through his ownership of a controlling interest in KIA and his control over Holding. KIA is the beneficial owner of 3,978,697 shares of REMEC common stock, has sole voting power over 3,294,472 shares of REMEC common stock, sole dispositive power over 1,000,000 shares of REMEC common stock and shared dispositive power over 2,923,697 shares of REMEC common stock. Holding is the beneficial owner of 3,978,697 shares of REMEC common stock. LLC is the beneficial owner of 3,978,697 shares of REMEC common stock. Mr. Kopp has beneficial ownership of 4,413,697 shares of REMEC common stock and sole voting and dispositive power over 490,000 shares of REMEC common stock. The address of KIA, Holding, LLC and Mr. Kopp is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.
(7)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2004 with the SEC by The TCW Group, Inc., on behalf of the TCW Business Unit (“TCW Group”). TCW Group is the beneficial owner of 3,551,025 shares of REMEC common stock, has shared voting power of 3,221,775 shares of REMEC common stock and shared dispositive power of 3,551,025 shares of REMEC common stock. The address of TCW Group is 865 South Figueroa Street, Los Angeles, California 90017.
(8)	Includes 54,200 shares held by Mr. Ragland’s minor children, 105,000 shares held by Mr. Ragland in an IRA and 9,000 shares held by Mr. Ragland’s spouse in an IRA. Mr. Ragland’s employment relationship with REMEC terminated on February 10, 2004. The beneficial ownership detail for Mr. Ragland accurately reflects activity through August 10, 2004.
(9)	2,063 shares held by Mr. Hickman in a trust account.
(10)	Includes 17,438 shares held by Mr. Giles’ spouse.
(11)	Includes 3,766 shares held by Mr. Opalski’s spouse.
(12)	Includes 444 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(13)	Includes 1,036 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(14)	Includes 1,036 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(15)	Includes 1,036 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(16)	Includes 1,036 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(17)	Includes 444 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 2005.
(18)	Includes 1,036 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(19)	Includes 444 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.
(20)	Includes 6,512 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.

Equity Compensation Plan Information

The following table provides information as of January 31, 2005 with respect to the shares of REMEC common stock that may be issued under REMEC’s existing equity compensation plans. In addition, the table does not include information with respect to shares of REMEC common stock subject to outstanding options granted under equity compensation plans assumed by REMEC in connection with its acquisitions of the companies which originally granted those options. However, Footnote (1) to the table sets forth the total number of shares of REMEC common stock issuable upon the exercise of those assumed options as of January 31, 2005, and the weighted average exercise price of those options. Except for the adjustments described in Footnote (1) with respect to the outstanding assumed options, no additional options may be granted under the assumed plans.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, RSUs, warrants, and rights (#)	(B) Weighted-average exercise price of outstanding options, RSUs, warrants, and rights ($)	(C) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (#)
Equity Compensation Plans approved by security holders:
1995 Equity Incentive Plan	3,493,931	$9.10	1,731,768
2001 Equity Incentive Plan	2,571,277	$5.41	336,202
1996 Nonemployee Directors Stock Option Plan	381,375	$9.69	0
Employee Stock Purchase Plan	0	N/A	1,607,761
Equity Compensation Plans not approved by security holders	0	N/A	0
Total (1)	6,446,583	$7.66	3,675,731

(1)	The table does not include information with respect to equity compensation plans assumed by REMEC in connection with its acquisitions of the companies which originally established those plans. As of January 31, 2005, a total of 519,357 shares of REMEC common stock were issuable upon exercise of outstanding options under the assumed plans. The weighted average exercise price of the outstanding options to acquire shares of REMEC common stock under the assumed plans is $13.91 per share. No additional options may be granted under the assumed plans.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of January 31, 2005, REMEC had a backlog of approximately $120,000 from ViaSat, Inc. (“ViaSat”). Shipments to ViaSat of approximately $2,100,000 represents less than 1% of REMEC’s gross revenues for the fiscal year 2005. The products, which are printed circuit board sub-assemblies used in satellite communication systems, are sold to ViaSat at market prices negotiated in an arm-length transaction. Mr. Dankberg, a director of REMEC, is Chairman of the Board, Chief Executive Officer and a shareholder of ViaSat. Pursuant to the current rules promulgated by the NASD, Mr. Dankberg’s relationship with ViaSat does not preempt the Board’s determination that Mr. Dankberg is an independent director.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

The Audit Committee of the Board is comprised of the three directors named below and has previously adopted a written charter, which was included as Appendix A to our 2004 proxy statement. The Audit Committee reviews and reassesses the adequacy of its written charter on an annual basis. The Board has determined that all members of the Audit Committee are independent directors under the current Nasdaq listing standards and SEC rules regarding audit committee membership.

The Audit Committee monitors and reviews REMEC’s financial reporting processes and procedures on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls. REMEC’s independent auditor is responsible for auditing the financial statements.

The Audit Committee has met and held discussions with management and the independent auditor, Squar, Milner, Reehl & Williamson LLP, regarding the fair and complete presentation of REMEC’s results. The Audit Committee has discussed significant accounting policies applied by REMEC in its financial statements, as well as alternative treatments. Management represented to the Audit Committee that REMEC’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent auditor. The Audit Committee discussed with the independent auditor their judgments as to the quality of REMEC’s accounting principles, not just the acceptability of REMEC’s accounting principles, and other such matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees).

In addition, the Audit Committee has received the written disclosures and the letter from the independent auditor required by the Independence Standards Board Standard No. 1, as amended (Independence Discussions With Audit Committees) and has discussed with the independent auditor the auditor’s independence from REMEC and its management. The Audit Committee also has considered whether the independent auditor’s provision of non-audit services to REMEC is compatible with the auditor’s independence. The Audit Committee has concluded that the independent auditor is independent from REMEC and its management.

The Audit Committee discussed with REMEC’s internal and independent auditors the overall scope and plans for their respective audits. The Audit Committee meets with the internal and independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of REMEC’s internal controls and the overall quality of REMEC’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in REMEC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

The Audit Committee:

Harold E. Hughes, Jr., Chairman

Mark D. Dankberg

William H. Gibbs

Independent Auditor

The Audit Committee has selected Squar, Milner, Reehl & Williamson LLP as REMEC’s independent auditor for the fiscal year ending January 31, 2005. Ernst & Young LLP had been engaged as REMEC’s auditors for the fiscal year ending January 31, 2004. Representatives of Squar, Milner, Reehl & Williamson LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they desire to do so. The representatives of Squar, Milner, Reehl & Williamson LLP also will be available to respond to appropriate questions raised during the meeting.

Audit Fees.    Ernst & Young LLP’s fees for audit services for the fiscal year ended January 31, 2004 were $780,000 and Squar, Milner, Reehl & Williamson LLP’s fees for audit services for the fiscal year ended January 31, 2005 were $450,000. Audit services include the annual audit and review of REMEC’s interim financial statements, statutory audits at foreign locations, consents and assistance with the review of documents filed with the SEC.

Audit-Related Fees.    Ernst & Young LLP’s fees for audit-related services for the fiscal year ended January 31, 2004 were $41,000 and Squar, Milner, Reehl & Williamson LLP’s fees for audit-related services for the fiscal year ended January 31, 2005 were $75,000. Audit-related services were primarily for work on due diligence, benefit plan audits and the audit of a REMEC subsidiary.

Tax Fees.    Ernst & Young LLP’s fees for tax services for the fiscal year ended January 31, 2004 were $128,000 and no fees were billed by Squar, Milner, Reehl & Williamson LLP’s fees for tax services for the fiscal year ended January 31, 2005. Tax services included tax consultation, expatriate tax matters and tax preparation.

All Other Fees.    There were no other fees billed by Ernst & Young LLP or Squar, Milner, Reehl & Williamson LLP for services rendered during the fiscal years ended January 31, 2005 and January 31, 2004, other than the services described above under the caption “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.    The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service of category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditor and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. None of the fees paid to the independent auditor under the categories Audit-Related Fees, Tax Fees and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the SEC.

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

10.1(4)*	Equity Incentive Plan
10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors
10.3(5)*	Employee Stock Purchase Plan
10.4(9)*	1996 Nonemployee Directors Stock Option Plan
10.5(4)*	Change of Control Agreement dated November 9, 2004 between REMEC and Jack A. Giles
10.6(6)*	Executive Transition Agreement dated June 23, 2004 between REMEC and Clark Hickock
10.7(7)*	Form of Employment Agreement dated December 10, 2004, between Winston E. Hickman and REMEC
10.8(8)*	Form of Change of Control Agreement
10.9(8)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter
10.10(9)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

Exhibit No.	Description
10.11(10)*	2001 Equity Incentive Plan
10.12(12)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland
21.1(13)	Subsidiaries of REMEC
23.1(13)	Consent of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm
23.2(13)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the Annual Report on Form 10-K)
31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(13)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(13)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on October 18, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on December 8, 2004, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on September 9, 2004 as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on December 15, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on April 15, 2004, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.
(13)	Filed with this Amendment 1 to the Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

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

During fiscal 2005, two customers in the Wireless Systems segment and one customer in the Defense & Space segment accounted for a total of 35% of the Company’s net sales. One customer in the Company’s Wireless Systems segment and one customer in the Defense & Space segment accounted for a total of 28% of the Company’s net sales during fiscal 2004. One customer accounted for more than 10% of the Company’s net sales during fiscal 2003.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in 000’s):

	January 31,
	2005	2004
Accrued warranty	$8,847	$8,867
Accrued lease obligations	6,449	6,292
Accrued taxes	5,488	2,627
Accrued capital leases-short term	3,963	—
Accrued insurance	3,603	2,891
Accrued audit and legal fees	1,757	450
Accrued bonuses	1,300	1,075
Accrued restructuring	—	2,638
Accrued operating expenses and other current liabilities	12,888	11,155

	$44,295	$35,995

Capital Leases

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum less payments as of January 31, 2005 (in 000’s):

Capital Leases
Fiscal 2006	$3,018
Fiscal 2007	754
Fiscal 2008	199
Fiscal 2009	—
Fiscal 2010	—
Thereafter	—

Total minimum capital lease payments	3,971
Less: Amount representing interest	(8)

Present value of net minimum lease payments	$3,963

Comprehensive Income

The components of accumulated other comprehensive income are as follow (in 000’s):

	January 31,
	2005	2004
Cumulative translation adjustment	$4,309	$4,479
Accumulated unrealized gain on foreign currency forward contracts	1,426	1,426
Accumulated unrealized loss on foreign currency forward contracts	(1,530)	(116)

Total accumulated other comprehensive income	$4,205	$5,789

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. At January 31, 2005, approximately $0.6 million of the valuation allowance for deferred tax assets related to stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of January 31, 2005, the Company has not filed all of its required federal and state tax returns for fiscal 2005 and 2004. The absence of such filings exposes the Company to penalties and fees. In the opinion of management, such amounts are not material to the consolidated financial statements taken as whole.

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

Segment Data

	Years Ended January 31,
	2005	2004	2003
Net Sales:
Wireless Systems	$324,358	$267,611	$148,345
Defense & Space	99,553	84,261	78,333

Consolidated net sales	$423,911	$351,872	$226,678

Net loss from continuing operations:
Wireless Systems	$(106,654)	$(52,323)	$(58,680)
Defense & Space	16,452	14,179	6,255

Consolidated income (loss) from continuing operations	$(90,202)	$(38,144)	$(52,425)

Net loss from discontinued operations:
Wireless Systems	$(434)	$(5,498)	$(839)
Defense & Space	(145)	(5,766)	(10,530)

Consolidated income (loss) from discontinued operations	$(579)	$(11,264)	$(11,369)

Net income (loss):
Wireless Systems	$(107,088)	$(57,821)	$(59,519)
Defense & Space	16,307	8,413	(4,275)

Consolidated income (loss)	$(90,781)	$(49,408)	$(63,794)

Depreciation and amortization:
Wireless Systems	$15,218	$14,605	$12,193
Defense & Space	4,482	3,906	3,400

Consolidated depreciation and amortization	$19,700	$18,511	$15,593

Identifiable assets:
Wireless Systems	$233,607	$322,913	$296,728
Defense & Space	41,316	40,294	40,183

Consolidated identifiable assets	$274,923	$363,207	$336,911

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

12.    RELATED PARTIES

The Company generated sales of $2.1 million in fiscal year 2005 and they were insignificant in fiscal years 2004 and 2003, on product sold to an entity partially owned by a director.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, REMEC, Inc., has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2005.

REMEC, INC.

By:	/s/ THOMAS H. WAECHTER
Thomas H. Waechter
President and Chief Executive Officer

Signature	Capacity	Date
/s/ THOMAS H. WAECHTER Thomas H. Waechter	President and Chief Executive Officer (Principal Executive Officer)	May 31, 2005

/s/ WINSTON E. HICKMAN Winston E. Hickman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2005
* Andre R. Horn	Chairman of the Board	May 31, 2005
* Thomas A. Corcoran	Director	May 31, 2005
* Martin Cooper	Director	May 31, 2005
* Mark D. Dankberg	Director	May 31, 2005
* William H. Gibbs	Director	May 31, 2005
* Harold E. Hughes, Jr.	Director	May 31, 2005
* Robert W. Shaner	Director	May 31, 2005

*By:	/s/ WINSTON E. HICKMAN
Winston E. Hickman Attorney-in-Fact

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

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3(5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(4)*	Change of Control Agreement dated November 9, 2004 between REMEC and Jack A. Giles

10.6(6)*	Executive Transition Agreement dated June 23, 2004 between REMEC and Clark Hickock

10.7(7)*	Form of Employment Agreement dated December 10, 2004, between Winston E. Hickman and REMEC

10.8(8)*	Form of Change of Control Agreement

10.9(8)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.10(9)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.11(10)*	2001 Equity Incentive Plan

10.12(12)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland

21.1(13)	Subsidiaries of REMEC

23.1(13)	Consent of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm

23.2(13)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the Annual Report on Form 10-K)

31.1(13)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(13)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(13)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on October 18, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on December 8, 2004, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on September 9, 2004 as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on December 15, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on April 15, 2004, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.
(13)	Filed with this Amendment 1 to the Annual Report on Form 10-K.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.