Form 10-Q
period 2005-04-29
REMEC INC
filed 2005-06-08
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2005

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

(858) 842-3000

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 2, 2005
Common Stock, $.01 par value	27,990,517

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended April 29, 2005

Index

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	April 29, 2005	Audited January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35,281	$32,242
Short-term investments	2,564	4,531
Accounts receivable, net	68,510	60,501
Notes and other receivables	13,704	13,858
Inventories, net	64,998	70,450
Other current assets	4,835	5,224

Total current assets	189,892	186,806
Property, plant and equipment, net	69,473	71,967
Restricted cash	—	9,426
Goodwill	3,018	3,018
Intangible assets, net	2,400	2,572
Other assets	1,128	1,134

Total assets	$265,911	$274,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,580	$53,252
Accrued expenses and other current liabilities	52,328	54,554

Total current liabilities	100,908	107,806
Deferred income taxes and other long-term liabilities	2,658	2,612
Shareholders’ equity	162,345	164,505

Total liabilities and shareholders’ equity	$265,911	$274,923

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three months ended
	April 29, 2005	April 30, 2004
Net sales	$112,106	$108,001
Cost of sales	91,168	90,251

Gross profit	20,938	17,750
Operating expenses:
Selling, general and administrative	14,587	12,828
Research and development	8,908	11,683
Restructuring (reversals)	—	(107)

Total operating expenses	23,495	24,404

Loss from continuing operations	(2,557)	(6,654)

Other expense:
Other (expense), net and interest income	(745)	(152)

Loss from continuing operations before income taxes	(3,302)	(6,806)
Provision (credit) for income taxes	(18)	4

Net loss from continuing operations	(3,284)	(6,810)

Income (loss) from discontinued operations including disposals before income taxes	18	(280)
Income tax provision (credit) from discontinued operations	—	9

Net income (loss) from discontinued operations, net of taxes	18	(289)

Net loss	$(3,266)	$(7,099)

Net loss per common share:
Net loss from continuing operations	$(0.12)	$(0.25)
Net loss from discontinued operations	—	(0.01)

Basic and diluted	$(0.12)	$(0.26)

Shares used in computing net loss per common share*:
Basic and diluted	27,892	27,551

*	Basic weighted average shares are adjusted and reflect the effect of a 0.446 to 1 exchange resulting from the May 20, 2005 reclassification and redemption.

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended
	April 29, 2005	April 30, 2004
OPERATING ACTIVITIES
Net loss from continuing operations	$(3,284)	$(6,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,665	4,806
Unrealized gain on foreign currency forward contract	214	2,459
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(7,855)	(10,090)
Inventories	5,452	4,229
Other current assets	389	(3,051)
Accounts payable	(4,672)	(11,532)
Accrued expenses, deferred income taxes and other long-term liabilities	(1,198)	(2,601)

Net cash used by operating activities	(6,289)	(22,590)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,999)	(4,461)
Release of restricted cash	9,426	(2)
Proceeds from sale of property, plant and equipment	—	3,979
Short-term investments, net	1,984	(3,877)
Other assets	6	487

Net cash provided (used) by investing activities	9,417	(3,874)

FINANCING ACTIVITIES
Payments on short term notes payable	(982)	—
Proceeds from issuance of long-term debt	—	321
Proceeds from sale of common stock	871	1,095

Net cash provided by (used in) financing activities	(111)	1,416
Increase (decrease) in cash from continuing operations	3,017	(25,048)
Net cash provided by discontinued operations	18	2,142
Effect of exchange rate changes on cash	4	(1,664)

Increase (decrease) in cash and cash equivalents	3,039	(24,570)
Cash and cash equivalents at beginning of period	32,242	44,628

Cash and cash equivalents at end of period	$35,281	$20,058

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2005, included in REMEC’s Annual Report on Form 10-K/A. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of April 29, 2005, and the results of its operations for the three month periods ended April 29, 2005 and April 30, 2004. The results of operations for the interim period ended April 29, 2005, are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. During the fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. Further, as detailed in REMEC’s Annual Report on Form 10-K/A for the year ending January 31, 2005, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $260 million cash. Our shareholders approved the transaction on May 18, 2005 and the sale closed on May 20, 2005. Since this transaction required shareholder approval, and it was not received as of April 29, 2005, Defense & Space was still reported as Continuing Operations. In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave common stock and $40 million in cash. Based on Powerwave’s closing price on Friday, March 11, 2005, the transaction value is approximately $120 million. The proposed transaction requires shareholder approval (which has not been obtained as of the filing of this Form 10-Q). Although we will retain certain assets of our Wireless Systems business (namely, the ODU/Transceiver product line and the manufacturing services business), the completion of this transaction, if approved by our shareholders, will result in REMEC divesting the majority of its operating assets and liabilities.

Consequently, if the sale of Wireless Systems is approved and consummated, the Company’s financial and operational viability will become increasingly uncertain. As a result, in connection with seeking shareholder approval of the aforementioned transaction, the Board of Directors intends to ask Company shareholders to approve and adopt a plan of liquidation, which would be intended to allow for the orderly disposition of the Company’s remaining assets and businesses.

If shareholders do not approve the proposed sale of the Wireless Systems assets to Powerwave, it is possible that the Company may require additional sources of financing. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

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

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 128,000 and 45,000 shares for the three months ended April 29, 2005 and April 30, 2004, respectively, were excluded from the calculation of loss per share because of their anti-dilutive effect.

Subsequent to April 29, 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of REMEC Defense & Space Group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock (plus $2.80 per share in cash for the redemption share). The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

The net loss per share calculation is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 (See Note 12) had occurred at the beginning of the periods presented and all common shares outstanding were exchanged at a ratio of 0.446 to 1:

	As of April 29, 2005		As of April 30, 2004
	Actual	Weighted Average	Actual	Weighted Average
Number of Common Shares Outstanding	62,623,046	62,537,506	61,928,235	61,774,151
Multiply by 0.446 Conversion factor	0.446	0.446	0.446	0.446

New Number of Common Shares Outstanding	27,929,879	27,891,728	27,619,993	27,551,271

3. Shareholders’ Equity

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

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three months ended April 29, 2005 and April 30, 2004: risk-free interest rates of 4% and 4%, respectively, dividend yields of 0%, expected volatility of 81.4% and 83.7%, respectively, and a weighted average expected life of the option of four and five years, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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

Pro forma information is as follows (in 000’s, except per share data):

	Three Months Ended
	April 29, 2005	April 30, 2004
Net loss applicable to common shareholders:
As reported	$(3,266)	$(7,099)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(334)	(317)

Pro forma	$(3,600)	$(7,416)

Net loss per share:
As reported —
Basic and diluted	$(0.12)	$(0.26)
Pro forma —
Basic and diluted	$(0.13)	$(0.27)

Stock Options Exercised

During the first quarter of fiscal year 2006, the Company issued a total of 65,885 shares of common stock (147,725 old shares adjusted by the reclassification and redemption factor of 0.446) upon exercise of stock options by employees. Total proceeds received were $0.4 million.

4. Short-term investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying value of these securities approximates their fair value due to the short maturities of these instruments. As of April 29, 2005 and January 31, 2005, the Company had short-term investments of $2.6 million and $4.5 million, respectively. Gross realized and unrealized losses on short-term investments were not significant in either of the periods ended April 29, 2005 and April 30, 2004.

5. Inventories, net

Inventories, net consist of the following (in 000’s):

	April 29, 2005			January 31, 2005
	Gross	Reserves	Net	Gross	Reserves	Net
Raw materials	$55,731	$(12,440)	$43,291	$56,153	$(13,716)	$42,437
Work in progress	15,334	—	15,334	14,176	—	14,176
Finished goods	11,703	(5,330)	6,373	20,930	(7,093)	13,837

	$82,768	$(17,770)	$64,998	$91,259	$(20,809)	$70,450

REMEC had a reserve for excess and obsolete inventory of $13.1 million and $15.1 million as of April 29, 2005 and January 31, 2005 respectively. The Company also had additional reserves for anticipated contract losses of $4.7 million and $5.7 million as of April 29, 2005 and January 31, 2005, respectively.

6. Restricted Cash

Restricted cash was zero as of April 29, 2005 compared to $9.4 million at January 31, 2005. During the first quarter of fiscal year 2006, we paid $8.1 million related to timing differences in our receivable factoring agreement, $0.7 million of cash received by us that was due to Spectrum Controls, Inc., the buyer of our Components product line, and $0.6 million was money released from escrow previously held as security for a letter of credit.

7. Commitments and Contingencies

Bank Revolving Line of Credit Facility

On July 6, 2004, the Company extended the term of its existing revolving working capital line of credit with its senior lender to July 5, 2005 and increased the maximum amount of the credit facility to $30 million. The borrowing rate under this credit facility is based on prime plus 1% with prime being defined as the bank’s most recently announced per annum “prime rate.” As of April 29, 2005 the Company has not had any borrowings under this credit facility; however $8.4 million has been used under letter of credit arrangements, $1.8 million for banking cash management products, $1.3 million has been utilized in connection with foreign currency forward contracts and $18.5 million is used to increase our factoring line. The credit facility is secured by the Company’s domestic trade receivables and inventory and matures July 2005. As of April 29, 2005 the Company was in compliance with the financial covenants contained in this credit facility. The facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement. The Material Adverse Change is defined as “if there (i) occurs a material adverse change in the business operations, or condition (financial or otherwise) of the Borrower; or (ii) is a material impairment of the prospect of repayment of any portion of the Obligations; or (iii) is a material impairment of the value or priority of Bank’s security interests in the Collateral.” As of April 29, 2005, Management is not aware of any Material Adverse Change.

Factoring Arrangements

In fiscal year 2004, the Company entered into a factoring arrangement whereby certain of its receivables were sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 27% and 29% of accounts receivable were factored at April 29, 2005 and January 31, 2005, respectively. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and no advances as of April 29, 2005. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

In fiscal year 2005, the factoring arrangement limit was increased from $15 million to $25 million, with all other terms and conditions remaining the same. Late in fiscal year 2005, a foreign subsidiary of the Company entered into a 6 million Euro factoring arrangement whereby certain of its receivables are sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material, workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. There were no factorings under this facility as of April 29, 2005.

Leases

The Company leases certain offices and production facilities under non-cancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At April 29, 2005, future minimum payments under these operating leases were as follows (in 000’s):

Operating Leases
Fiscal 2006	$7,493
Fiscal 2007	9,850
Fiscal 2008	8,900
Fiscal 2009	8,173
Fiscal 2010	7,941
Thereafter	38,983

Total minimum lease payments	$81,340

Capital Leases

The Company leases certain machinery and equipment under non-cancelable agreements classified as capital leases. At the end of these agreements, the Company either owns or can purchase the equipment for $1.00.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum less payments as of April 29, 2005 (in 000’s):

Capital Leases
Fiscal 2006	$2,154
Fiscal 2007	795
Fiscal 2008	185
Fiscal 2009	—
Fiscal 2010	—
Thereafter	—

Total minimum capital lease payments	$3,134

Less: Amount representing interest	(8)

Present value of net minimum lease payments	$3,126

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

The following table summarizes the activity related to warranty reserves (000’s):

	Three months ended
	April 29, 2005	April 30, 2004
Balance at beginning of period	$8,847	$8,565
Additions to reserve	1,080	—
Usage and release of warranty reserves	(692)	(700)

Balance at end of period	$9,235	$7,865

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the three months ended April 29, 2005 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of April 29, 2005 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations other than certain guaranteed payments made in connection with the customer financing arrangements discussed below.

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

The Company has guaranteed the performance of two of its wholly-owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, the Company guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at April 29, 2005 is $25.1 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of the customer to make their required payments to the Company would be a breach of the underlying contract and would subject them to a claim for damages from the Company.

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

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

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks seven million dollars in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005. REMEC believes the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

8. Comprehensive Income (Loss)

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

The components of comprehensive loss, net of tax, are as follows (in 000’s):

	Three Months Ended
	April 29, 2005	April 30, 2004
Net loss from continuing operations	$(3,284)	$(6,810)
Net income (loss) from discontinued operations	18	(289)

Net loss	$(3,266)	$(7,099)
Change in net unrealized gain (loss) on investment	17	(368)
Change in cumulative foreign currency translation adjustment	4	(1,664)
Change in unrealized gain on foreign currency hedge	214	2,459

Comprehensive loss	$(3,031)	$(6,672)

9. Discontinued Operations

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

At April 29, 2005, the following divestments consisting of the Components product line, the China Network Optimization product line, and Nanowave have been reclassified as discontinued operations.

At April 29, 2005, the Company’s Defense and Space group and its Wireless Systems assets do not meet all of the “held for sale” criteria and are therefore not classified as discontinued operations. The disposal of these two components was contingent upon obtaining approval of the Company’s shareholders which was not obtained by April 29, 2005.

At April 29, 2005, the Company’s ODU/Transceiver and manufacturing services assets do not meet all of the “held for sale” criteria and are therefore not classified as discontinued operations. Although management has been authorized to seek buyers, the businesses are available for immediate sale, and they are being marketed, the sale is not probable and may not be completed within one year.

Discontinued operations reported in the first quarter of fiscal 2006 was $33,000 of income for the earnout on the Components product line sale, and $15,000 of additional legal expenses associated with the China Network Optimization product line sale.

Discontinued operations for the quarter ended April 30, 2004 were as follows:

Operating Results Data	Nanowave	Components	China	Total
	(in thousands)
Revenues	$2,056	$4,233	$1,933	$8,222
Costs and expenses	(1,703)	(4,432)	(2,299)	(8,434)
Interest and debt expense	(68)	—	—	(68)

Income (loss) before income taxes	285	(199)	(366)	(280)
Provision (credit) for income taxes	9	—	—	9

Income (loss) from discontinued operations, net of income taxes	$276	$(199)	$(366)	$(289)

Gain/(loss) on disposal of discontinued operations, net of income taxes	—	—	—	—

Net income (loss) from discontinued operations, net of income taxes	$276	$(199)	$(366)	$(289)

10. Information by Segment and Geographic Region

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

Segment and Geographic Area Data (in 000’s):

	Three Months Ended
	April 29, 2005	April 30, 2004
Net Sales:
Wireless Systems	$84,612	$84,505
Defense & Space	27,494	23,496

Consolidated net sales	$112,106	$108,001

Net income (loss) from continuing operations:
Wireless Systems	$(8,404)	$(10,519)
Defense & Space	5,120	3,709

Consolidated income (loss) from continuing operations	$(3,284)	$(6,810)

Net income (loss) from discontinued operations:
Wireless Systems	$18	$(565)
Defense & Space	—	276

Consolidated income (loss) from discontinued operations	$18	$(289)

Net income (loss):
Wireless Systems	$(8,386)	$(11,084)
Defense & Space	5,120	3,985

Consolidated income (loss)	$(3,266)	$(7,099)

Depreciation and amortization:
Wireless Systems	$3,598	$3,832
Defense & Space	1,067	974

Consolidated depreciation and amortization	$4,665	$4,806

Sales to external customers:
United States	$56,153	$45,738
Canada	16	77
Europe	39,818	39,703
Asia	15,962	21,412
All other geographic regions	157	1,071

Total sales to external customers	$112,106	$108,001

	April 29, 2005	January 31, 2005
Identifiable assets:
Wireless Systems	$223,358	$233,607
Defense & Space	42,553	41,316

Consolidated identifiable assets	$265,911	$274,923

Tangible assets by area:
United States	$32,097	$33,075
Europe	1,233	1,432
Costa Rica	14,639	15,842
Asia	21,504	21,618
All other geographic regions	—	—

Total tangible assets	$69,473	$71,967

Sales are attributed to countries based on “ship-to” location of customers.

11. Intangible Assets

Acquired intangible assets subject to amortization at April 29, 2005 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(2,400)	$2,400
Trademark and trade name	111	(111)	—

	$4,911	$(2,511)	$2,400

Amortization expense for intangible assets was $0.2 million and $0.2 million for the three months ended April 29, 2005 and April 30, 2004, respectively.

12. Subsequent Events

On May 20, 2005, the Company announced that it had completed the sale of its Defense & Space group to Chelton Microwave for $260 million, less approximately $7 million of post-closing adjustments. The net proceeds to REMEC are expected to be approximately $253 million.

At the same time, the Company completed the reclassification of its common stock to allow the Company to distribute approximately $177 million to its shareholders by converting each share of its existing common stock into a fractional share of common stock and one share of redemption stock, which will be automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC common stock at the close of trading on the Nasdaq National Market on May 20, 2005 will be entitled to receive 0.446 of a share of common stock and $2.80 per share in cash. The common stock issued in the reclassification began trading on the Nasdaq National Market on May 23, 2005 under the symbol REMCD.

The table below reflects an unaudited pro forma condensed consolidated balance sheet at April 29, 2005 as if the approved and completed sale of REMEC Defense & Space had occurred as of the balance sheet date:

	Sale of Defense & Space
	Company Historical	Historical Assets and Liabilities to be Sold (a)	Other Pro Forma Adjustments (b)	Company Pro Forma
	(unaudited, in thousands)
Assets
Current assets:
Cash and cash equivalents	$35,281	$9	$77,699	$112,989
Short-term investments	2,564	—	—	2,564
Accounts receivable, net	68,510	(15,101)	—	53,409
Notes and other receivables	13,704	(1)	—	13,703
Inventories, net	64,998	(9,190)	—	55,808
Other current assets	4,835	(261)	—	4,574

Total current assets	189,892	(24,544)	77,699	243,047

Property, plant and equipment, net	69,473	(14,991)	—	54,482
Goodwill, net	3,018	(3,018)	—	—
Intangible assets, net	2,400	—	—	2,400
Other assets	1,128	—	—	1,128

Total assets	$265,911	$(42,553)	$77,699	$301,057

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	48,580	(6,335)	—	42,245
Accrued expenses and other current liabilities	52,328	(6,551)	27,762	73,539

Total current liabilities	100,908	(12,886)	27,762	115,784
Deferred income taxes and other long-term liabilities	2,658	(862)	—	1,796
Shareholders’ equity (27,929,879 common and no preferred shares outstanding)	162,345	(28,805)	49,937	183,477

Total liabilities and shareholders’ equity	$265,911	$(42,553)	$77,699	$301,057

(a)	Reflects the removal from our balance sheet of the assets purchased and the liabilities assumed by Chelton Microwave under the terms of the Merger Agreement.

(b)	Reflects, as detailed below, the following pro forma adjustments: (i) the cash received as a result of the sale of REMEC Defense & Space (reduced by $7 million for the change in the intercompany accounts between REMEC and REMEC Defense & Space and the payment of $4.7 million in transaction expenses), (ii) the accrual of $27.8 million of additional transaction and other certain liabilities arising as a result of the sale of REMEC Defense & Space (primarily for income taxes and employee costs including compensation expense associated with equity instruments which vested as result of the sale of REMEC Defense & Space, retention bonuses and severance payments), (iii) the cash exercise of fully vested and accelerated stock options and restricted stock units (“RSUs”) and (iv) the effect of approximately $177 million cash distributions in the reclassification and redemption as if these events occurred on April 29, 2005.

	Pro Forma Adjustments for the Sale of REMEC Defense & Space
	Merger consideration and related costs	Exercise of fully vested stock options & RSU’s	Exercise of accelerated vesting of stock options	Redemption of redeemable stock issued in reclassification	Total Pro Forma Adjustments for the Sale of Defense & Space
	(unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$249,675	$3,677	$1,347	$(177,000)	$77,699
					—

Total current assets	249,675	3,677	1,347	(177,000)	77,699
					—

Total assets	$249,675	$3,677	$1,347	$(177,000)	$77,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	27,762	—	—	—	27,762

Total current liabilities	27,762	—	—	—	27,762

Effect on shareholders’ equity	$221,913	$3,677	$1,347	$(177,000)	$49,937

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For these and other reasons, our net revenue in fiscal year 2006 and prior periods may not necessarily be indicative of future net revenue. From time to time, our key customers place large orders causing our quarterly net revenue to fluctuate significantly. We expect these fluctuations to continue.

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere herein. The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including REMEC’s success in penetrating the wireless systems market, risks associated with the cancellation or reduction of orders by significant customers, trends in the wireless market, and other factors and considerations described in REMEC’s Annual Report on Form 10-K/A and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Significant recent developments

During the fiscal year 2005, the Company engaged Needham & Company, Inc. as financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units.

In December 2004, we entered into a Merger Agreement to sell our Defense & Space group to Chelton Microwave for $260 million cash, subject to certain post-closing adjustments and the assumption of certain liabilities. The shareholders approved the Merger Agreement on May 18, 2005. It was previously announced that a substantial portion of the aggregate merger consideration was to be distributed to our shareholders by redeeming the Redemption Stock immediately after the effective time of the Merger (the “Redemption”). The Board of Directors determined the amount of the Redemption to be approximately $177 million, which will be distributed during the second quarter of fiscal 2006.

In March 2005, we entered into a definitive agreement to sell selected assets and transfer certain liabilities of REMEC’s Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave’s common stock and $40 million in cash. Based on Powerwave’s closing price on Friday, March 11, 2005, the transaction value is approximately $120 million. The transaction includes our RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers. The transaction also includes our manufacturing facilities in Costa Rica, China and the Philippines, as well as certain employee-related costs, facility lease obligations, and assets and liabilities related to the product lines being acquired. We will retain certain assets of the Wireless Systems business that include the ODU/Transceiver product line and the manufacturing services business. For the three months ended April 29, 2005, these retained businesses generated approximately $8 million and $14 million of revenues, respectively.

The proposed sale of the Wireless Systems business assets and the completed sale of the Defense & Space business are results of the Company’s ongoing review of strategic alternatives to provide the best value to shareholders. The completion of these transactions will result in REMEC divesting the majority of its operating assets and liabilities. The Wireless Systems sale requires shareholder approval that has not been obtained as of the filing date of this Form 10-Q.

Consequently, if the Wireless Systems sale is approved and consummated, the Company’s financial and operational viability would become increasingly uncertain. As a result, in connection with seeking shareholder approval for the Wireless Systems sale, the Board of Directors intends to ask Company shareholders to approve and adopt a plan of liquidation, which would be intended to allow for the orderly disposition of the Company’s remaining assets and liabilities.

The management’s discussion and analysis centers on the continuing operations. The Components and China Network Optimization product lines (Wireless Systems) and Nanowave (Defense & Space), all of which were divested during fiscal year 2005, are reported as discontinued operations.

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated:

	Three months ended
	April 29, 2005	April 30, 2004
Net sales	100.0%	100.0%
Cost of sales	81.3	83.6

Gross profit	18.7	16.4
Operating expenses:
Selling, general & administrative	13.0	11.9
Research and development	8.0	10.8
Restructuring	—	(0.1)

Total operating expenses	21.0	22.6

Loss from operations	(2.3)	(6.2)
Interest income and other, net	(0.6)	(0.1)

Loss from continuing operations before income taxes	(2.9)	(6.3)
Provision (credit) for income taxes from continuing operations	—	—

Net loss from continuing operations	(2.9)	(6.3)
Loss from discontinued operations including gain (loss) on disposal, net of tax	—	(0.3)

Net loss	(2.9)%	(6.6)%

Results of Operations

Three Months ended April 29, 2005 Compared to Three Months ended April 30, 2004

Net Sales and Gross Profit. Net sales for the three months ended April 29, 2005 increased 3.8%, to $112.1 million as compared to $108.0 million in the year earlier quarter. The increase was attributable to the Defense & Space group. Sales for the Wireless Systems group were essentially flat this quarter versus the first quarter of fiscal 2005. Gross profit increased 18.0%, to $20.9 million in the first quarter of fiscal 2006 as compared to $17.8 million in the prior year quarter. The increase in gross profit was the result of the volume increase for Defense & Space, and improved margins in Wireless Systems due to a favorable product mix, lower excess & obsolescence reserves, and other cost reductions. Gross profit as a percentage of net sales increased to 18.7% during the first quarter of fiscal 2006 as compared to 16.4% during the year earlier quarter.

Segment Information. The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 10 of the Condensed Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems. Net sales for the three months ended April 29, 2005 increased by $0.1 million, essentially flat, to $84.6 million as compared to $84.5 million in the year earlier quarter. Increases in our filters product line due to the ramping up of a new program and ODU/Transceivers due to production ramping up were offset by lower customer demand of our RF power amplifiers. Gross profits increased 15.7%, or $1.7 million for the first three months ended April 29, 2005 versus the same quarter last year. The improved gross profits were due to a favorable product mix, lower excess & obsolescence reserves, and other cost reductions. Our gross profit for the three months ended April 29, 2005 and the prior year quarter were both favorably impacted from sales of zero cost basis inventory obtained from our 2002 acquisition of Spectrian. These impacts totaled approximately $1.3 million in the first quarter of fiscal 2006 and $1.2 million in the prior year first quarter. Operating expenses decreased by 4.7% as the result of cost reductions and reduced spending. As a percentage of net sales, operating expenses declined to 24.0% as compared to 25.2% in the prior year quarter. The increased gross profits, coupled with the decrease in our operating costs, resulted in a reduction in the operating loss of our Wireless Systems operation by $2.7 million, to $7.5 million in the first quarter of fiscal 2006 as compared to a $10.2 million loss in the prior year quarter.

Defense & Space. Net sales increased by $4.0 million, or 17.1%, to $27.5 million in the first quarter of fiscal 2006, while gross profit as a percentage of sales increased from 28.6% in the first quarter of fiscal 2005 to 29.7% in the first quarter of fiscal 2006. The increase in net sales is primarily attributable to increased delivery rates on production programs and increased sales from new development programs based on customer contract requirements. The increase in gross profit as a percentage of net sales is a result of decreased direct labor and overhead costs as a percentage of sales. Operating expenses of $3.2 million for the first quarter of fiscal year 2006 were essentially equal with the first quarter last year. The segment’s operating income increased by $1.4 million to $5.0 million in first quarter of fiscal year 2006, primarily as a result of the increase in sales, gross profits, and our ability to keep operating expenses flat.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased from $12.8 million in the first quarter of fiscal 2005 to $14.6 million in the first quarter of fiscal 2006, and as a percentage of net sales, increased from 11.9% in 2005 to 13.0% in 2006. The change in SG&A was primarily due to Sarbanes-Oxley implementation costs and higher audit, legal, and consulting costs.

Research and Development Expenses, Including In-Process. Research and development expenses decreased from $11.7 million in the first quarter of fiscal 2005 to $8.9 million in the first quarter of fiscal 2006, as the result of reduced spending on the FWA product line, which we sold in May 2004, refocusing our spending on growth areas, and reducing costs in other areas. As a percentage of net sales, research and development expenses decreased from 10.8% in 2005 to 8.0% in 2006.

Other Expenses, Net and Interest Income. Other expenses, net and interest income, increased from $0.2 million in the first quarter of fiscal 2005 to $0.7 million in the first quarter of fiscal 2006. In the first fiscal quarter of 2005, we experienced a small foreign currency transaction loss at our European operations versus a larger exchange loss of $0.9 million in the first quarter of this year due to fluctuation of the Euro, offset by other income.

Provision (Credit) for Income Taxes. Results for the first quarter of fiscal 2006 and fiscal 2005 reflect an insignificant amount of income taxes.

For the first quarter of fiscal years 2006 and 2005, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

At April 29, 2005, we had $89.0 million of working capital, which included cash, cash equivalents and short-term investments totaling $37.8 million. We also have a $30.0 million revolving working capital line of credit with a bank, which expires in July 2005. The borrowing rate under this credit facility is based on prime plus 1%, with prime being defined as the bank’s most recently announced per annum “prime rate”. Through April 29, 2005, we had no borrowings under this credit facility; however, approximately $8.4 million has been used under letter of credit arrangements, $1.8 million for banking cash management products, $1.3 million has been utilized in connection with foreign currency forward contracts and $18.5 million is used to increase our factoring line. The credit facility is secured by the Company’s domestic trade receivables and inventory. As of April 29, 2005, we were in compliance with the financial covenants contained in this credit facility. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement. The Material Adverse Change is defined as “if there (i) occurs a material adverse change in the business operations, or condition (financial or otherwise) of the Borrower; or (ii) is a material impairment of the prospect of repayment of any portion of the Obligations; or (iii) is a material impairment of the value or priority of Bank’s security interests in the Collateral.” We are not aware of any Material Adverse Change to date.

The Company has entered into factoring arrangements whereby certain of its receivables are sold on a pre-approved, nonrecourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

During the three months ended April 29, 2005, net cash from continuing operations increased by $3.0 million. Cash inflows of $9.4 million from investing activities were the result of the release of $9.4 million in restricted cash, sales of $2.0 million of short term investments offset by capital expenditures of $2.0 million. Cash outflows during this period was principally the result of cash used by continuing operations to fund $7.9 million of accounts receivable increases due to higher business activity; reductions in accounts payable and accrued expenses of $5.9 million, partially offset by a reduction in inventory of $5.5 million.

During the three months ended April 30, 2004, net cash used by continuing operations was $25.0 million. The negative operating cash flow during this period was principally the result of cash used to fund $10.1 million of accounts receivable increases due to higher business activity; reductions in accounts payable and accrued expenses of $14.1 million. Cash out flows from investing activities were the result of higher capital expenditures of $4.5 million and short terms investments, offset by proceeds from the sale of a building in Finland.

The Company’s cash, cash equivalents, and short-term investment balances as of April 29, 2005 totaled $37.8 million. The “cash burn” from operations will increase significantly after losing the strong profit contribution provided by the Defense and Space business. The cash cost of the trailing liabilities, which include taxes on the net gains realized from the sale of the businesses, lease obligations on vacant and largely vacant buildings, warranty and other costs associated with sold businesses, transaction costs, staff termination obligations and the cost of closing down the Company, cannot be quantified at this time.

Our future capital requirements will depend upon many factors, including the cash cost of the trailing liabilities, the proposed sale of the Wireless Systems assets (which is subject to shareholder approval), the nature and timing of orders by OEM customers, the progress of our research and development efforts, and the status of competitive products. Our principal source of liquidity consists of our existing cash balances and our bank line of credit. If shareholders do not approve the sale of the Wireless Systems assets, it is possible that the Company may require additional sources of financing in order to capitalize on business opportunities that management believes currently exist. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

As of April 29, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of April 29, 2005:

	Payment Obligations by Year (in 000’s)
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$81,340	$7,493	$9,850	$8,900	$8,173	$7,941	$38,983
Capital leases	3,126	2,146	795	185	—	—	—
Purchase obligations	39,344	39,344	—	—	—	—	—

	$123,810	$48,983	$10,645	$9,085	$8,173	$7,941	$38,983

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

Allowance for Doubtful Accounts. Allowances for doubtful accounts are based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At April 29, 2005, accounts receivable totaled $68.5 million, net of reserves for bad debt of $1.5 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis, in compliance with SAB Topic 5.BB. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, our losses from inventory obsolescence have been within our expectations and the reserves established. At April 29, 2005, inventories totaled $65.0 million, net of reserves for excess and obsolete inventory of $13.1 million and contract losses of $4.7 million.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. We are required to assess goodwill impairment in fiscal 2006 using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The remaining amount of Goodwill on our balance sheet as of April 29, 2005 is all related to the Defense & Space group, which was sold on May 18, 2005. A goodwill impairment test was performed for the Defense & Space reporting segment as of January 31, 2005 and we did not recognize any goodwill impairment as a result of performing this annual test.

At January 31, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment loss was recognized during fiscal 2005 related to these assets. No impairment test was performed during the first quarter of fiscal year 2006 due to the impending sale of Wireless Systems assets to Powerwave.

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

In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. At April 29, 2005, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Recently Issued Accounting Standards.

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

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004. Management determined that the Company had a VIE and as a result, an entity was consolidated in January 2005, which impacted its consolidated financial statements for fiscal year 2005 as follows:

.

$ 000’s
Total Assets	$1,024
Total Liabilities	(967)
Equity	(57)

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

Interest Rate Risk. In July 2004, we increased our credit facility from $25.0 million to $30.0 million all of which is secured. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through, April 29, 2005 we have had no borrowings under this credit facility and, therefore, no related exposure to interest rate movement.

At April 29, 2005, our short-term investment portfolio includes fixed-income securities with a recorded value of approximately $2.6 million. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature, however, we believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of the securities in our investment portfolio.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized foreign currency transaction (losses) totaled $(1.1) million and was zero for the three months ended April 29, 2005 and April 30, 2004, respectively. Unrealized foreign currency gains (losses) totaled $0.2 million and $(0.2) million during the first quarters of fiscal 2006 and 2005, and are included in other income and expense in the Condensed Consolidated Statements of Operations.

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

In fiscal year 2004, the Company began designating and documenting foreign exchange forward contracts related to forecasted sales as SFAS No. 133 cash flow hedges. The Company calculates hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in other comprehensive income until it is reclassified to revenue together with the anticipated transaction upon revenue recognition. In the event it becomes probable that additional hedged anticipated transactions will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from other comprehensive income to other income. April 29, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 3 months.

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

Outstanding net foreign exchange forward contracts at April 29, 2005 total $3.6 million (2.8 million Euro) with a weighted average exchange rate of 1.2878.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on our evaluation during the most recent quarter, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Controls over Financial Reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

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

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks seven million dollars in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005. REMEC believes the lawsuit is without merit and intends to vigorously defend itself in this matter.

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
Thomas H. Waechter
President and Chief Executive Officer

/s/ Winston E. Hickman
Winston E. Hickman
Chief Financial and Accounting Officer

Date:	June 8, 2005