Form 10-Q
period 2005-07-29
REMEC INC
filed 2005-09-12
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 9, 2005
Common Stock, $.01 par value	29,019,763

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended July 29, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 29, 2005	January 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,826	$32,239
Short-term investments	423	4,531
Accounts receivable, net	47,293	34,857
Notes and other receivables	8,807	13,858
Inventories, net	47,630	46,139
Assets of discontinued operations (Note 9)	14,100	50,203
Other current assets	5,434	4,979

Total current assets	244,513	186,806

Property, plant and equipment, net	44,557	48,552
Restricted cash	—	9,426
Intangible assets, net	2,229	2,572
Assets of discontinued operations (Note 9)	5,469	26,458
Other assets	1,115	1,109

	$297,883	$274,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,837	$36,851
Liabilities of discontinued operations (Note 9)	3,730	24,685
Accrued expenses and other current liabilities	78,234	47,165

Total current liabilities	121,801	108,701

Deferred income taxes and other long-term liabilities	1,468	1,717
Shareholders’ equity	174,614	164,505

	$297,883	$274,923

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net sales	$78,846	$65,786	$141,782	$134,139
Cost of sales	67,369	64,299	120,942	124,526

Gross profit	11,477	1,487	20,840	9,613
Operating expenses:
Selling, general and administrative	9,031	8,104	18,188	16,633
Research and development	6,771	8,565	13,976	17,788
Impairment of goodwill	—	62,400	—	62,400
Restructuring and impairment of other long-lived assets (reversals)/charges	—	(765)	—	(872)

Total operating expenses	15,802	78,304	32,164	95,949

Loss from continuing operations	(4,325)	(76,817)	(11,324)	(86,336)
Interest (expense) income and other, net	(1,761)	472	(2,640)	218

Loss before income taxes	(6,086)	(76,345)	(13,964)	(86,118)
Income taxes	536	7	518	10

Net loss from continuing operations	(6,622)	(76,352)	(14,482)	(86,128)
Net income (loss) from discontinued operations, net of tax	193,433	(120)	198,027	2,557

Net income (loss)	$186,811	$(76,472)	$183,545	$(83,571)

Basic net income (loss) per common share:
Loss from continuing operations	$(0.24)	$(2.76)	$(0.52)	$(3.12)
Income (loss) from discontinued operations	6.88	(0.01)	7.07	0.09

	$6.64	$(2.77)	$6.55	$(3.03)

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.23)	$(2.76)	$(0.50)	$(3.12)
Income (loss) from discontinued operations	6.71	(0.01)	6.87	0.09

	$6.48	$(2.77)	$6.37	$(3.03)

Shares used in computing net income (loss) per common share:
Basic	28,125	27,636	28,010	27,594

Diluted	28,811	27,636	28,819	27,594

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended
	July 29, 2005	July 30, 2004
OPERATING ACTIVITIES
Net loss from continuing operations	$(14,482)	$(86,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,998	7,285
Impairment of goodwill	—	62,400
Unrealized gain (loss) on foreign currency hedges	214	1,395
Restructuring charges (reversals)	—	(872)
Changes in operating assets and liabilities:
Accounts and other receivables	(7,385)	(13,583)
Inventories	(1,491)	11,018
Other current assets	(455)	(3,603)
Accounts payable	2,986	(5,206)
Accrued income taxes	3,153	—
Accrued expenses, deferred income taxes and other long-term liabilities	(2,306)	(2,348)

Net cash used in continuing operating activities	(13,768)	(29,642)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,660)	(3,115)
Change in restricted cash	9,426	(2)
Proceeds from sale of property, plant and equipment	—	5,145
Short-term investments, sales	5,066	19,511
Short-term investments, purchases	(865)	(14,264)
Other assets	(31)	246

Net cash provided by investing activities	11,936	7,521
FINANCING ACTIVITIES
Proceeds (payments) on short term notes payable	(1,789)	1,035
Proceeds from sale of common stock	2,999	1,979

Net cash provided by financing activities	1,210	3,014
Decrease in cash from continuing operations	(622)	(19,107)
Net cash provided by (used in) discontinued operations	89,543	(660)
Effect of exchange rate changes on cash	(334)	(2,027)

Increase (decrease) in cash and cash equivalents	88,587	(21,794)
Cash and cash equivalents at beginning of period	32,239	44,626

Cash and cash equivalents at end of period	$120,826	$22,832

SUPPLEMENTAL CASH FLOW INFORMATION:

Net income from discontinued operations	$198,027	$2,577
Provision (credit) for income taxes	—	(20)
Gain on disposals, net of income taxes	(192,738)	—

Changes in assets and liabilities:
Assets of discontinued operations	(2,203)	(310)
Liabilities of discontinued operations	(6,205)	(2,907)

Proceeds from disposals	274,783	—
Distribution to shareholders	(177,000)	—
Transaction costs paid	(5,121)

Net cash provided by (used in) discontinued operations	$89,543	$(660)

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Quarterly Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc. (the “Company” or “REMEC”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2005, included in REMEC’s Annual Report on Form 10-K/A. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of July 29, 2005, and the results of its operations for the three and six month periods ended July 29, 2005 and July 30, 2004. The results of operations for the interim period ended July 29, 2005, will not be indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

The accompanying financial statements as of July 29, 2005 have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. During the fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. Further, as detailed in REMEC’s Annual Report on Form 10-K/A for the year ending January 31, 2005, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $256 million cash, after certain post-closing adjustments and the assumption of certain liabilities by Chelton Microwave. Our shareholders approved the transaction on May 18, 2005 and the sale closed on May 20, 2005. Defense & Space is now reported as a Discontinued Operations and Assets held for sale in our historical financial statements. Our Electronic Manufacturing Services (“EMS”) business was sold and closed on July 1, 2005, and is reported as a Discontinued Operation and Assets held for sale in our historical financial statements. Our Outdoor Unit/Transceiver (“ODU”) product line was sold and closed on August 26, 2005, and is reported as a Discontinued Operation and Assets held for sale in all reporting periods.

In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave common stock and $40 million in cash. Based on Powerwave’s closing price on Friday, September 2, 2005, the transaction value is approximately $146 million. The proposed transaction required shareholder approval, which was not obtained as of July 29, 2005, the end of our second fiscal quarter. As such, these product lines are not reported as Discontinued Operations in the accompanying condensed consolidated financial statements.

On August 31, 2005, our shareholders approved the Wireless transaction. This resulted in REMEC divesting the majority of its remaining operating assets and liabilities. The shareholders also approved a plan of liquidation, intended to allow for the orderly disposition of the Company’s remaining assets and businesses.

On August 2, 2005, REMEC, Inc. filed additional proxy material with the SEC that provided shareholders with the an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. The stock distribution will be made by Powerwave and is expected to occur in mid-September 2005. The cash distribution is expected to occur in several distributions, with the first occurring in October 2005, after REMEC’s Board of Directors has reviewed the Company’s remaining obligations. In the August 2, 2005, filing, the first distribution was projected to be between $1.25 and $1.75 per share. This distribution assumed the resolution of certain material liabilities and obligations that have not occurred as of the filing of this Form 10-Q. As a result, the first distribution is expected to be at or near the low end of the range. The Company continues to believe that the total cash distribution will be within the range previously provided. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations, makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

Effective September 3, 2005, the Company will adopt the liquidation basis of accounting. The accompanying consolidated financial statements as of July 29, 2005 do not reflect any adjustments that may be necessary in changing from the going concern basis of presentation to the liquidation basis of accounting.

2. Earnings Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed using the weighted average shares outstanding for each period presented. The diluted net income (loss) per share is computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period.

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30 2004
Net income/(loss) applicable to common shareholders	$186,811	$(76,472)	$183,545	$(83,571)
Net income/(loss) per share:
Basic	$6.64	$(2.77)	$6.55	$(3.03)
Diluted	$6.48	$(2.77)	$6.37	$(3.03)
Weighted average shares outstanding (*)
Basic	28,125	27,636	28,010	27,594
Effect of dilutive stock options	686	—	809	—

Diluted	28,811	27,636	28,819	27,594

(*)	Reflects effect of reclassification and exchange as detailed below

Dilutive securities include options, warrants, and restricted stock units as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 489,000 and 691,000 shares for the three and six months ended July 30, 2004, were excluded from the calculation of loss per share because of their anti-dilutive effect.

During the quarter ended July 29, 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of REMEC Defense & Space Group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock (plus $2.80 per share in cash for the redemption share). The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

The net loss per share calculation presented above for the prior year is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of FY 2005 and all common shares outstanding were exchanged at a ratio of 0.446 to 1:

	Three Months Ended July 30, 2004	Six Months Ended July 30, 2004
	Weighted Average	Weighted Average
Number of Common Shares Outstanding	61,964,798	61,870,001
Multiply by 0.446 Conversion factor	0.446	0.446

New Number of Common Shares Outstanding	27,636,300	27,594,020

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

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and six months ended July 29, 2005 and July 30, 2004: risk-free interest rates of 3.875% and 4%, respectively, dividend yields of 0%, expected volatility of 80.8%, 81.6%, 81.0% and 81.6%, respectively, and a weighted average expected life of the option of four and five years, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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

Pro forma information is as follows (in 000’s, except per share data):

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net income (loss) applicable to common shareholders, as reported	$186,811	$(76,472)	$183,545	$(83,571)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(216)	(1,485)	(550)	(3,329)

Pro forma net income (loss)	$186,595	$(77,957)	$182,995	$(86,900)

Net income (loss) per share:
As reported – Basic	$6.64	$(2.77)	$6.55	$(3.03)
As reported – Diluted	$6.48	$(2.77)	$6.37	$(3.03)

Pro forma – Basic	$6.63	$(2.82)	$6.53	$(3.15)
Pro forma – Diluted	$6.48	$(2.82)	$6.35	$(3.15)

Stock Options Exercised

During the second quarter of fiscal year 2006, the Company issued a total of 483,300 shares of common stock upon exercise of stock options by employees. Total proceeds received were $3.0 million.

4. Short-term investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying value of these securities approximates their fair value due to the short maturities of these instruments. As of July 29, 2005 and January 31, 2005, the Company had short-term investments of $0.4 million and $4.5 million, respectively. Gross realized and unrealized losses on short-term investments were not significant in either of the periods ended July 29, 2005 and July 30, 2004.

5. Inventories, net

Inventories, net consist of the following (in 000’s):

	July 29, 2005			January 31, 2005
	Gross	Reserves	Net	Gross	Reserves	Net
Raw materials	$37,013	$(9,928)	$27,085	$35,955	$(11,991)	$23,964
Work in progress	11,386	—	11,386	6,984	—	6,984
Finished goods	11,303	(2,144)	9,159	18,682	(3,491)	15,191

	$59,702	$(12,072)	$47,630	$61,621	$(15,482)	$46,139

REMEC had a reserve for excess and obsolete inventory of $10.0 million and $12.0 million as of July 29, 2005 and January 31, 2005 respectively. The Company also had additional reserves for anticipated contract losses of $2.1 million and $3.5 million as of July 29, 2005 and January 31, 2005, respectively.

6. Restricted Cash

Restricted cash was zero as of July 29, 2005 compared to $9.4 million at January 31, 2005. During the first quarter of fiscal year 2006, we paid $8.1 million related to timing differences in our receivable factoring agreement, $0.7 million of cash received by us that was due to Spectrum Controls, Inc., the buyer of our Components product line, and $0.6 million was money released from escrow previously held as security for a letter of credit.

7. Commitments and Contingencies

Bank Revolving Line of Credit Facility

On July 29, 2005, the Company extended the term of its existing $30 million revolving working capital line of credit with its senior lender to January 31, 2006. The borrowing rate under this credit facility is based on prime plus 1% with prime being defined as the bank’s most recently announced per annum “prime rate.” As of July 29, 2005 the Company has not had any borrowings under this credit facility; however $7.8 million has been used under letter of credit arrangements, $1.8 million for banking cash management products, and $20.4 million is used to increase our factoring line. The credit facility is secured by the Company’s domestic trade receivables and inventory and matures January 2006. As of July 29, 2005 the Company was in compliance with the financial covenants contained in this credit facility. The facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement. The Material Adverse Change is defined as “if there (i) occurs a material adverse change in the business operations, or condition (financial or otherwise) of the Borrower; or (ii) is a material impairment of the prospect of repayment of any portion of the Obligations; or (iii) is a material impairment of the value or priority of Bank’s security interests in the Collateral.” As of July 29, 2005, Management is not aware of any Material Adverse Change.

Factoring Arrangements

In fiscal year 2004, the Company entered into a factoring arrangement whereby certain of its receivables were sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and no advances as of July 29, 2005. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

In fiscal year 2006, the factoring arrangement limit was increased from $25 million to $35 million, with all other terms and conditions remaining the same. Late in fiscal year 2005, a foreign subsidiary of the Company entered into a 6 million Euro factoring arrangement whereby certain of its receivables are sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material, workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. There were no factorings under this facility as of July 29, 2005.

Leases

The Company leases certain offices and production facilities under non-cancelable agreements classified as operating leases. Certain of these lease agreements include renewal options. At July 29, 2005, future minimum payments under these operating leases were as follows (in 000’s):

Operating Leases
Fiscal 2006	$3,682
Fiscal 2007	7,130
Fiscal 2008	6,486
Fiscal 2009	5,707
Fiscal 2010	5,405
Thereafter	10,018

Total minimum lease payments	$38,428

Capital Leases

The Company leases certain machinery and equipment under non-cancelable agreements classified as capital leases. At the end of these agreements, the Company either owns or can purchase the equipment for $1.00.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum less payments as of July 29, 2005 (in 000’s):

Capital Leases
Fiscal 2006	$1,278
Fiscal 2007	854
Fiscal 2008	221
Fiscal 2009	—
Fiscal 2010	—
Thereafter	—

Present value of net minimum lease payments	$2,353

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

In the quarter ending July 29, 2005, additions to the warranty reserve include a $1.8 million non-recurring charge for a potential corrosion issue with our tower-mounted amplifiers used in Sweden. We continue to work with our customers to find the root cause of the problem and determine the next step corrective actions.

The following table summarizes the activity related to warranty reserves (000’s):

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Balance at beginning of period	$8,379	$7,252	$8,071	$7,952
Additions to reserve	2,437	1,076	3,411	1,076
Usage and release of warranty reserves	(312)	(797)	(978)	(1,497)

Balance at end of period	$10,504	$7,531	$10,504	$7,531

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the three months ended July 29, 2005 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of July 29, 2005 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations other than certain guaranteed payments made in connection with the customer financing arrangements discussed below.

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

The Company has guaranteed the performance of two of its wholly-owned subsidiaries under a bank agreement to purchase accounts receivable from the subsidiary. This guarantee provides that if the customer does not pay the accounts receivable due to the subsidiary’s failure to perform the underlying contract, the Company guarantees that its subsidiary will repay the funds received from the bank. There have been no uncollected accounts receivable to date and none are anticipated. The total amount of the potential obligation at July 29, 2005 is $20.4 million. Management believes that the likelihood of a payment associated with this guarantee is remote as the failure of the customer to make their required payments to the Company would be a breach of the underlying contract and would subject them to a claim for damages from the Company.

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint, which was granted on August 17, 2005. Plaintiffs have been given until September 14, 2005 to amend their complaint. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

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

On September 6, 2005, SPEC (CA) QRS 12-20, Inc. (“Landlord”), the owner of two properties in Sunnyvale, California, leased by the Company (“Lease”), filed a civil complaint in Santa Clara Superior Court alleging breach of contract and seeking damages of not less than $16,250,000 and injunctive relief (the “Complaint”). The Complaint alleges the Company defaulted under the Lease by (i) the initiation of proceedings toward liquidation and dissolution, and (ii) the sale of selected assets and liabilities of the Company’s Wireless Systems business without the assignment of the Lease to Powerwave Technologies, Inc. On September 7, 2005, the court denied the Landlord’s ex parte application for injunctive relief pending trial. The Company’s response to the Complaint is due October 10, 2005. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Other than these three lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

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

The components of comprehensive income (loss), net of tax, are as follows (in 000’s):

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net loss from continuing operations	$(6,622)	$(76,352)	$(14,482)	$(86,128)
Net income (loss) from discontinued operations, net of tax	193,433	(120)	198,027	2,557

Net income (loss)	186,811	(76,472)	183,545	(83,571)
Change in net unrealized gain (loss) on short-term investments	(110)	(187)	(93)	(555)
Change in cumulative foreign currency translation adjustment	(151)	(490)	(146)	(2,027)
Change in unrealized gain (loss) on foreign currency hedges	214	(1,064)	214	1,395

Comprehensive income (loss)	$186,764	$(78,213)	$183,520	$(84,758)

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

REMEC Defense & Space Divestment

On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, REMEC Defense & Space, Inc. (“REMEC Defense & Space”), to Chelton Microwave Corporation (“Chelton Microwave”) for $256 million in cash, after certain post-closing adjustments and the assumption of certain liabilities by Chelton Microwave. The sale of REMEC Defense & Space was made pursuant to an Agreement and Plan of Merger, dated December 20, 2004, by and among REMEC, REMEC Defense & Space, Chelton Microwave and Chelton RDS Acquisition Corp., a wholly owned subsidiary of Chelton Microwave. Prior to this transaction, no material relationship existed between REMEC and Chelton Microwave, or their respective affiliates, directors or officers, or any associates of their directors or officers.

$ in 000’s
Proceeds from sale	$255,783
Transaction expenses:
Investment banker fees	3,398
Transaction costs	1,835
Other divestment related costs	4,787

Total expenses	10,020

Net proceeds	245,763
Net assets sold	32,582

Gain on sale before tax	213,181
Estimated income tax	21,975

Gain on sale after tax	$191,206

EMS Divestment

On July 1, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Veritek Manufacturing Services, LLC a Delaware limited liability company (“Veritek”) and Samjor Family Limited Partnership, a Nevada limited partnership, whereby REMEC has agreed to sell to Veritek substantially all of the assets and certain liabilities of its electronics manufacturing services business unit (“EMS”). The aggregate purchase price for the sale is $19.0 million payable in cash at closing, subject to certain adjustments including a working capital-based adjustment. In addition to the aggregate purchase price, Veritek agreed to pay to REMEC, at the end of each calendar quarter through December 31, 2006, an additional amount equal to 10% of the amount, if any, by which the average quarterly gross sales placed by certain parties with EMS exceeds $7.5 million; such additional amount will not exceed $4.0 million (the “Additional Payments”). The assets acquired pursuant to the Agreement include certain inventory, equipment and tangible personal property located in Escondido, California, Poway, California and Costa Rica, the accounts receivable of EMS, certain contracts and purchase orders, as well as certain intellectual property. The sale closed simultaneously with the execution of the Agreement.

$ in 000’s
Proceeds from sale	$19,000
Transaction expenses:
Investment banker fees	500
Transaction costs	700
Other divestment related costs	210

Total expenses	1,410

Net proceeds	17,590
Net assets sold	11,988

Gain on sale before tax	$5,602
Estimated income tax	4,070

Gain on sale after tax	$1,532

At July 29, 2005, the following divestments consisting of Nanowave, the Components product line, the China Network Optimization product line, Defense & Space, EMS and ODU product lines have been reclassified as discontinued operations.

At July 29, 2005, the Company’s Wireless Systems assets do not meet all of the “held for sale” criteria and are therefore not classified as discontinued operations. The disposal of these assets was contingent upon obtaining approval of the Company’s shareholders, which was not obtained by July 29, 2005.

Discontinued operations for the three months ended July 29, 2005 were as follows:

Operating Results Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Total
	(In thousands)
Revenues	$—	$—	$—	$5,533	$8,275	$8,499	$22,307
Costs and expenses	—	—	—	(4,519)	(8,072)	(9,027)	(21,618)
Interest and debt expense	—	—	—	4	—	—	4

Income (loss) before income taxes	—	—	—	1,018	203	(528)	693
Provision (credit) for income taxes	—	—	—	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	—	—	—	1,018	203	(528)	693

Gain/(loss) on disposal of discontinued operations, net of income taxes	—	—	2	191,206	1,532	—	192,740

Net income (loss) from discontinued operations, net of income taxes	$—	$—	$2	$192,224	$1,735	$(528)	$193,433

Discontinued operations for the six months ended July 29, 2005 were as follows:

Operating Results Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Total
	(In thousands)
Revenues	$—	$—	$—	$33,027	$22,399	$16,051	$71,477
Costs and expenses	—	—	—	(27,026)	(21,023)	(18,297)	(66,346)
Interest and debt expense	—	—	—	137	—	—	137

Income (loss) before income taxes	—	—	—	6,138	1,376	(2,246)	5,268
Provision (credit) for income taxes	—	—	—	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	—	—	—	6,138	1,376	(2,246)	5,268

Gain/(loss) on disposal of discontinued operations, net of income taxes	—	34	(13)	191,206	1,532	—	192,759

Net income (loss) from discontinued operations, net of income taxes	$—	$34	$(13)	$197,344	$2,908	$(2,246)	$198,027

Discontinued operations for the three months ended July 30, 2004 were as follows:

Operating Results Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Total
	(In thousands)
Revenues	$1,697	$3,730	$234	$24,257	$14,908	$3,570	$48,396
Costs and expenses	(1,775)	(3,930)	(2,704)	(20,586)	(14,079)	(5,212)	(48,286)
Interest and debt expense	(66)	—	(23)	15	—	—	(74)

Income (loss) before income taxes	(144)	(200)	(2,493)	3,686	829	(1,642)	36
Provision (credit) for income taxes	(11)	—	—	—	—	—	(11)

Income (loss) from discontinued operations, net of income taxes	(155)	(200)	(2,493)	3,686	829	(1,642)	25

Gain/(loss) on disposal of discontinued operations, net of income taxes	(145)	—	—	—	—	—	(145)

Net income (loss) from discontinued operations, net of income taxes	$(300)	$(200)	$(2,493)	$3,686	$829	$(1,642)	$(120)

Discontinued operations for the six months ended July 30, 2004 were as follows:

Operating Results Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Total
	(In thousands)
Revenues	$3,753	$7,962	$2,167	$47,753	$27,175	$7,454	$96,264
Costs and expenses	(3,624)	(8,360)	(5,003)	(40,474)	(25,385)	(10,800)	(93,646)
Interest and debt expense	(134)	—	(23)	116	—	—	(41)

Income (loss) before income taxes	(5)	(398)	(2,859)	7,395	1,790	(3,346)	2,577
Provision (credit) for income taxes	(20)	—	—	—	—	—	(20)

Income (loss) from discontinued operations, net of income taxes	(25)	(398)	(2,859)	7,395	1,790	(3,346)	2,557

Gain/(loss) on disposal of discontinued operations, net of income taxes	—	—	—	—	—	—	—

Net income (loss) from discontinued operations, net of income taxes	$(25)	$(398)	$(2,859)	$7,395	$1,790	$(3,346)	$2,557

The major classes of assets and liabilities of discontinued operations as of July 29, 2005 and January 31, 2005 are as follows:

	July 29, 2005	January 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3
Accounts receivable, net	7,164	25,644
Inventories, net	6,936	24,311
Other current assets	—	245

Assets of discontinued operations- current	14,100	50,203

Property, plant and equipment, net	5,469	23,415
Intangible assets, net	—	3,018
Other assets		25

Total Assets of discontinued operations	$19,569	$76,661

LIABILITIES
Current liabilities:
Accounts payable	$2,865	$16,401

Accrued expenses and other current liabilities	865	8,284

Liabilities of discontinued operations	$3,730	$24,685

10. Information by Segment and Geographic Region

As a result of the recent divestment of the Defense & Space business, and since the historical financial results for this business is reported as discontinued operations, we now have only one reportable business segment – Wireless Systems. As such, there is no additional segment information required.

Geographic Area Data (in 000’s):

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net sales to external customers:
United States	$14,699	$11,333	$21,530	$17,424
Canada	23	116	39	193
Europe	43,707	43,949	82,205	83,889
Asia	18,872	8,313	34,873	29,725
All other geographic regions	1,545	2,075	3,135	2,908

Total net sales to external customers	$78,846	$65,786	$141,782	$134,139

	July 29, 2005	January 31, 2005
Long-lived assets by area:
United States, net of discontinued operations	$7,917	$19,085
Canada, net of discontinued operations	—	—
Europe, net of discontinued operations	1,095	1,432
Costa Rica, net of discontinued operations	13,850	15,843
Asia, net of discontinued operations	21,695	21,618

Consolidated long-lived assets by area, net of discontinued operations	$44,557	$57,978

United States, discontinued operations	$901	$21,153
Canada, discontinued operations	—	—
Europe, discontinued operations	—	—
Costa Rica, discontinued operations	—	—
Asia, discontinued operations	4,568	5,305

Consolidated long-lived assets by area, discontinued operations	$5,469	$26,458

United States	$8,818	$40,238
Canada	—	—
Europe	1,095	1,432
Costa Rica	13,850	15,843
Asia	26,263	26,923

Consolidated long-lived assets by area	$50,026	$84,436

Sales are attributed to countries based on “ship-to” location of customers.

11. Intangible Assets

Acquired intangible assets subject to amortization at July 29, 2005 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(2,571)	$2,229
Trademark and trade name	111	(111)	—

	$4,911	$(2,682)	$2,229

Amortization expense for intangible assets was $0.2 million for both the three months ended July 29, 2005 and July 30, 2004.

12. Goodwill Impairment

During the second quarter ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The estimates used reflected the Company’s inability to gain market share or attain the level of profitability previously anticipated. As a result, the Company had not met its initial plan and had thus changed the assumptions used in its impairment analysis. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment. There was no other goodwill on the books as of July 29, 2005.

13. Subsequent Events

On August 26, 2005 REMEC completed the sale of the Outdoor Unit and Transceiver business (“ODU” Transaction) to Wireless Holdings International, Inc., for approximately $15 million in cash (less $1.0 million holdback), subject to certain post closing adjustments estimated to be between $3 and 4 million. In connection with the sale, certain assets and liabilities related to ODU will be removed from REMEC’s consolidated balance sheet.

On August 31, 2005, the Company obtained shareholder approval for the sale of assets and liabilities of its Wireless Systems business (“Wireless”) to Powerwave Technologies, Inc. and the plan of dissolution and liquidation of the Company’s remaining assets.

On September 2, 2005, REMEC completed the sale of Wireless, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash, subject to certain post-closing adjustments. $15 million of the cash consideration will be held in escrow for a period of nine months to satisfy REMEC’s potential indemnification obligations to Powerwave. In connection with the sale, certain assets and liabilities related to Wireless will be removed from REMEC’s consolidated balance sheet.

On August 2, 2005, REMEC, Inc. filed additional proxy material with the SEC that provided shareholders with the an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. The stock distribution will be made by Powerwave and is expected to occur in mid-September 2005. The cash distribution is expected to occur in several distributions, with the first occurring in October 2005, after REMEC’s Board of Directors has reviewed the Company’s remaining obligations. In the August 2, 2005, filing, the first distribution was projected to be between $1.25 and $1.75 per share. This distribution assumed the resolution of certain material liabilities and obligations that have not occurred as of the filing of this Form 10-Q. As a result, the first distribution is expected to be at or near the low end of the range. The Company continues to believe that the total cash distribution will be within the range previously provided. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations, makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

The table below reflects an unaudited pro forma condensed consolidated balance sheet at July 29, 2005 as if the approved and completed sale of the ODU and Wireless transactions had occurred as of the balance sheet date:

	Sale of ODU and Wireless
	Company Historical	Sale of ODU (a)	Sale of Wireless (b)	Company Pro Forma
	(unaudited, in thousands)
Assets
Current assets:
Cash and cash equivalents	$120,826	$12,735	$9,656	$143,217
Short-term investments	423	—	106,000	106,423
Accounts receivable, net	47,293	—	(47,293)	—
Notes and other receivables	8,807	—	(615)	8,192
Inventories, net	47,630	—	(47,630)	—
Assets of discontinued operations-current	14,100	(14,100)	—	—
Other current assets	5,434	—	(1,477)	3,957

Total current assets	244,513	(1,365)	18,641	261,789

Property, plant and equipment, net	44,557	—	(40,634)	3,923
Restricted cash	—	1,000	15,000	16,000
Intangible assets, net	2,229	—	(2,229)	—
Assets of discontinued operations	5,469	(5,469)	—	—
Other assets	1,115	—	(420)	695

Total assets	$297,883	$(5,834)	$(9,642)	$282,407

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	39,837	—	(39,337)	500
Liabilities of discontinued operations	3,730	(3,730)	—	—
Accrued expenses and other current liabilities	78,234	450	(12,195)	66,489

Total current liabilities	121,801	(3,280)	(51,532)	66,989
Deferred income taxes and other long-term liabilities	1,468	—	(1,005)	463
Shareholders’ equity (28,317,985 common and no preferred shares outstanding)	174,614	(2,554)	42,895	214,955

Total liabilities and shareholders’ equity	$297,883	$(5,834)	$(9,642)	$282,407

(a)	Reflects, as detailed below, the following pro forma adjustments: (i) the removal from our condensed consolidated balance sheet of the assets purchased and the liabilities assumed by Wireless Holdings International, Inc in the ODU Transaction (net of $1.0 million holdback and transaction and other related costs), the cash received as a result of the ODU Transaction, (ii) the accrual of $0.5 million of additional transaction and other certain liabilities arising as a result of the ODU Transaction (primarily retention bonuses and insurances), as if these events occurred on July 29, 2005:

	Pro Forma Adjustments for the Sale of ODU
	Merger consideration and related costs	Historical costs of assets sold and liabilities relieved	Total Pro Forma Adjustments for the sale of ODU
Assets
Current assets:
Cash and cash equivalents	$12,735	$—	$12,735
Assets of discontinued operations-current	—	(14,100)	(14,100)

Total current assets	12,735	(14,100)	(1,365)
Restricted cash	1,000	—	1,000
Assets of discontinued operations	—	(5,469)	(5,469)

Total assets	$13,735	$(19,569)	$(5,834)
Current liabilities:
Liabilities of discontinued operations	—	(3,730)	(3,730)
Accrued expenses and other current liabilities	450	—	450

Total current liabilities	450	(3,730)	(3,280)

Effect on shareholders’ equity	$13,285	$(15,839)	$(2,554)

(b)	Reflects, as detailed below, the following pro forma adjustments: (i) the removal from our condensed consolidated balance sheet of the assets purchased and the liabilities assumed by Powerwave Technologies, Inc in the Wireless Transaction, (ii) the cash consideration net of transaction and other related costs, (iii) the Short-term investments are the 10 million Powerwave shares valued at the closing per share price on September 2, 2005, (iv) $15 million of Restricted cash is the money being held in escrow, and (v) the accrual of $11.2 million is for estimated income taxes resulting from the anticipated gain on the Powerwave Transaction, as if these events occurred on July 29, 2005:

	Pro Forma Adjustments for the Sale of Wireless
	Merger consideration and related costs	Historical costs of assets sold and liabilities relieved	Total Pro Forma Adjustments for the sale of Wireless
Assets
Current assets:
Cash and cash equivalents	$9,656	$—	$9,656
Short-term investments	106,000	—	106,000
Accounts receivable, net	—	(47,293)	(47,293)
Notes and other receivables	—	(615)	(615)
Inventories, net	—	(47,630)	(47,630)
Other current assets	—	(1,477)	(1,477)

Total current assets	115,656	(97,015)	18,641
Property, plant and equipment, net	—	(40,634)	(40,634)
Restricted cash	15,000	—	15,000
Intangible assets, net	—	(2,229)	(2,229)
Other assets	—	(420)	(420)

Total assets	130,656	(140,298)	(9,642)

Current liabilities:
Accounts payable	—	(39,337)	(39,337)
Accrued expenses and other current liabilities	11,200	(23,395)	(12,195)

Total current liabilities	11,200	(62,732)	(51,532)
Deferred income taxes and other long term-term liabilities	—	(1,005)	(1,005)

Effect on shareholders’ equity	$119,456	$(76,561)	$42,895

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

REMEC designs and manufactures microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks. We manufacture our products at our own plants in Heredia, Costa Rica; Laguna, Philippines, and Shanghai, China.

We sell our wireless systems products primarily to OEMs, which in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers.

The demand for our products has been affected in the past by various factors, including, but not limited to, the following:

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere herein. The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including factors and considerations described in REMEC’s Annual Report on Form 10-K/A and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Significant recent developments

Subsequent to our second quarter end, on August 26, 2005 REMEC completed the sale of the Outdoor Unit and Transceiver business to Wireless Holdings International, Inc., for approximately $15 million in cash (less $1.0 million holdback), subject to certain post closing adjustments estimated to be between $3 and 4 million.

Subsequent to our second quarter end, on September 2, 2005, REMEC completed the sale of its Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash, subject to certain post-closing adjustments. $15 million of the cash consideration will be held in escrow for a period of nine months to satisfy REMEC’s potential indemnification obligations to Powerwave. The sale of the Wireless Systems business assets will result in REMEC divesting the majority of its remaining operating assets and liabilities. The Wireless Systems sale required shareholder approval that had not been obtained as of the end of the fiscal second quarter, July 29, 2005.

The Wireless Systems sale was approved by our shareholders and consummated with Powerwave on September 2, 2005 (subsequent to our quarter end; consequently, they are not reported an “discontinued operations” in the accompanying financial statements). In addition, at the special shareholder’s meeting held on August 31, 2005, the shareholders approved and adopted a plan of liquidation to allow for the orderly disposition of the Company’s remaining assets and liabilities.

The management’s discussion and analysis centers on the continuing operations. The Components and China Network Optimization product lines (Wireless Systems) and Nanowave were divested during fiscal year 2005 and are reported as discontinued operations. Defense & Space and EMS were divested in the second quarter of fiscal 2006 and are also reported as discontinued operations. The ODU product line is also reported as discontinued operations.

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated:

	Three months ended		Six months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.4	97.7	85.3	92.8

Gross profit	14.6	2.3	14.7	7.2
Operating expenses:
Selling, general and administrative	11.5	12.3	12.8	12.4
Research and development	8.6	13.0	9.9	13.3
Impairment of goodwill	—	94.9	—	46.5
Restructuring and impairment of other long-lived assets (reversals)	—	(1.2)	—	(0.7)

Total operating expenses	20.1	119.0	22.7	71.5

Loss from continuing operations	(5.5)	(116.7)	(8.0)	(64.3)
Interest income (expense) and other, net	(2.2)	0.7	(1.8)	0.1

Loss before income taxes	(7.7)	(116.0)	(9.8)	(64.2)
Provision for income taxes from continuing operations	0.7	—	0.4	—

Loss from continuing operations	(8.4)	(116.0)	(10.2)	(64.2)
Income (loss) from discontinued operations, net of tax	245.3	(0.2)	139.7	1.9

Net income (loss)	236.9%	(116.2)%	129.5%	(62.3)%

Results of Operations

Three Months ended July 29, 2005 Compared to Three Months ended July 30, 2004

Net Sales and Gross Profit. Net sales for the three months ended July 29, 2005 increased by $13.1 million, or 19.9%, to $78.8 million as compared to $65.8 million in the year earlier quarter. Sales were up across all product line with significant increases in our filters and tower-mounted amplifier product lines due to the ramping up of new programs. Gross profits increased $10.0 million for the first three months ended July 29, 2005 versus the same quarter last year. As a percentage of sales, gross margins increased from 2.3% in the second quarter of fiscal 2005 to 14.6% in the second quarter of fiscal 2006. The improved gross profits were due to the higher sales volume, a favorable product mix, and other direct material and overhead cost reductions. Our gross profit for the three months ended July 29, 2005 was favorably impacted from sales of zero cost basis inventory obtained from our 2002 acquisition of Spectrian by $0.8 million versus $0.6 million for the same period a year ago.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased from $8.1 million in the second quarter of fiscal 2005 to $9.0 million in the second quarter of fiscal 2006. As a percentage of net sales, SG&A decreased from 12.3% in 2005 to 11.5% in 2006.

Research and Development Expenses, Including In-Process. Research and development expenses decreased from $8.6 million in the second quarter of fiscal 2005 to $6.8 million in the second quarter of fiscal 2006, as the result of reduced spending on the FWA product line, which we sold in May 2004, refocusing our spending on growth areas, and reducing costs in other areas. As a percentage of net sales, research and development expenses decreased from 13.0% in 2005 to 8.6% in 2006.

Goodwill impairment. During the three months ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The estimates used reflected the Company’s inability to gain market share or attain the level of profitability previously anticipated. As a result, the Company had not met its initial plan and had thus changed the assumptions used in its impairment analysis. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment. There was no other goodwill on the books as of July 29, 2005.

Restructuring (reversals)/charges. For the three months ended July 30, 2004, the Company recognized a credit in the amount of $0.8 million predominantly related to the reversal of reserves related to the sale of a building in Finland.

Interest income and other, net. Interest income and other, net decreased from $0.5 million of income in the second quarter of fiscal 2005 to $(1.8) million of expense in the second quarter of fiscal 2006. In the second fiscal quarter of 2005, this income resulted primarily from amortization of deferred gains on the prior sale of assets and foreign exchange gains on working capital balances in the Company’s foreign entities totaling $0.7 million. These were partially offset by interest and other miscellaneous expenses totalling $(0.2) million. In the second fiscal quarter of 2006, the $(1.8) million of expense resulted primarily from foreign currency exchange losses of $(2.7) million partially offset by interest income of $0.7 million and a gain on the disposal of some fixed assets.

Income Taxes. Results for the second quarter of fiscal 2005 reflect an insignificant amount of income taxes. For the second quarter of fiscal 2006, $0.5 million of income tax expenses were paid in Korea.

For the second quarter of fiscal years 2006 and 2005, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

Six Months ended July 29, 2005 Compared to Six Months ended July 30, 2004

Net Sales and Gross Profit. Net sales increased 5.7% from $134.1 million for the six months ended July 30, 2004 to $141.8 million for the six months ended July 29, 2005. Increases in the filters and tower-mounted amplifier product lines were partially offset by lower amplifier sales. Gross profit as a percentage of net sales increased from 7.2% for the six months ended July 30, 2004 to 14.7% for the six months ended July 29, 2005. The improved gross profits were due to the higher sales volume, a favorable product mix, and other direct material and overhead cost reductions. Our gross profit for the six months ended July 29, 2005 was favorably impacted from sales of zero cost basis inventory obtained from our 2002 acquisition of Spectrian by $2.1 million versus $1.8 million for the same period a year ago

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased as a percentage of sales from 12.4% for the six months ended July 30, 2004 to 12.8% for the six months ended July 29, 2005. The increase was primarily due to additional expenses for strategic consulting and the Sarbanes-Oxley implementation.

Research And Development Expenses. Research and development expenses decreased from $17.8 million in the comparable prior year period to $14.0 million for the six months ended July 29, 2005. The decrease was primarily due to the sale of the Fixed Wireless product line in May 2004, refocusing our spending in growth areas, and other overall cost reductions. As a percentage of sales, research and development expenses decreased from 13.3% in the comparable prior year period to 9.9% for the six months ended July 29, 2005.

Goodwill impairment. During the second quarter ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The estimates used reflected the Company’s inability to gain market share or attain the level of profitability previously anticipated. As a result, the Company had not met its initial plan and had thus changed the assumptions used in its impairment analysis. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. Based on this assessment, the Company recorded a charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems reporting segment. There was no other goodwill on the books as of July 29, 2005.

Restructuring (reversals)/charges. For the six months ended July 30, 2004, the Company recognized income of $0.9 million related to the reversal of reserves intended for the sale of two buildings in Finland, one during the first quarter and another during the second quarter of fiscal 2005.

Interest income and other, net. Interest income and other, net decreased from $0.2 million of income for the six months ended July 30, 2004 to $(2.6) million of expense for the six months ended July 29, 2005. The year-to-date income last year was primarily due to foreign exchange gains of $0.2 million, the gain on the sale of some fixed assets of $0.2 million, offset by other expenses of $(0.2) million. The $(2.6) million of year-to-date expense for the period ended July 29, 2005 was due to foreign currency exchange losses of $(3.6) million partially offset by interest income of $0.7 million and a gain on the disposal of some fixed assets of $0.3 million.

Income Taxes. Results for the six months ended July 30, 2004 reflect an insignificant amount of income taxes. For the six months ended July 29, 2005, $0.5 million of income tax expenses were paid in Korea.

LIQUIDITY AND CAPITAL RESOURCES

At July 29, 2005, we had $122.7 million of working capital, which included cash, cash equivalents and short-term investments totaling $121.2 million. We also have a $30.0 million revolving working capital line of credit with a bank, which expires in January 2006. The borrowing rate under this credit facility is based on prime plus 1%, with prime being defined as the bank’s most recently announced per annum “prime rate”. As of July 29, 2005 the Company has not had any borrowings under this credit facility; however $7.8 million has been used under letter of credit arrangements, $1.8 million for banking cash management products, and $20.4 million is used to increase our factoring line. The credit facility is secured by the Company’s domestic trade receivables and inventory and matures January 2006. As of July 29, 2005 the Company was in compliance with the financial covenants contained in this credit facility. This facility is also subject to a “Material Adverse Change” clause whereby the bank can subjectively determine that the Company is in default under the credit agreement. The Material Adverse Change is defined as “if there (i) occurs a material adverse change in the business operations, or condition (financial or otherwise) of the Borrower; or (ii) is a material impairment of the prospect of repayment of any portion of the Obligations; or (iii) is a material impairment of the value or priority of Bank’s security interests in the Collateral.” We are not aware of any Material Adverse Change to date.

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

During the six months ended July 29, 2005, net cash from continuing operations decreased by $0.6 million. Cash inflows of $11.9 million from investing activities were the result of the release of $9.4 million in restricted cash, sales of $4.2 million of short-term investments (net of purchases) offset by capital expenditures of $1.7 million. Cash inflows of $3.0 million were from financing activities; proceeds from the sale of common stock. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of $8.5 million (net of depreciation and amortization) and $7.4 million of accounts receivable increases due to higher business activity; offset by other working capital reductions of $2.1 million, primarily due to inventory reductions.

During the six months ended July 30, 2004, net cash used by continuing operations was $19.1 million. Cash outflows during this period were due to funding the operating losses of $16.4 million (net of depreciation and amortization and goodwill charges) and $13.6 million of accounts receivable increases due to higher business activity. These negative cash outflows were partially offset by inflows from investing activities of $7.5 million, financing activities of $3.0 million, other operating activities of $0.4 million.

The Company’s cash, cash equivalents, and short-term investment balances as of July 29, 2005 totaled $121.2 million. With all of the business units now sold, the cash remaining after paying all the transaction costs, income taxes, trailing liabilities, and liquidation/wind down costs will be distributed to the shareholders.

On August 2, 2005, REMEC, Inc. filed additional proxy material with the SEC that provided shareholders with the an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. The stock distribution will be made by Powerwave and is expected to occur in mid-September 2005. The cash distribution is expected to occur in several distributions, with the first occurring in October 2005, after REMEC’s Board of Directors has reviewed the Company’s remaining obligations. In the August 2, 2005, filing, the first distribution was projected to be between $1.25 and $1.75 per share. This distribution assumed the resolution of certain material liabilities and obligations that have not occurred as of the filing of this Form 10-Q. As a result, the first distribution is expected to be at or near the low end of the range. The Company continues to believe that the total cash distribution will be within the range previously provided. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations, makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

Off-Balance Sheet Arrangements

As of July 29, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

The following table summarizes our contractual payment obligations and commitments as of July 29, 2005:

	Payment Obligations by Year (in 000’s)
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$38,428	$3,682	$7,130	$6,486	$5,707	$5,405	$10,018
Capital leases	2,353	1,278	854	221	—	—	—
Purchase obligations	26,708	26,708	—	—	—	—	—

	$67,489	$31,668	$7,984	$6,707	$5,707	$5,405	$10,018

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

Allowance for Doubtful Accounts. Allowances for doubtful accounts are based on estimates of losses related to customer’s receivable balances. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current or projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. In addition to these individual assessments, in general, the Company provides a 5% reserve against all outstanding customer balances that are greater than 60 days past due. The Company’s level of reserves fluctuates depending upon all of the factors mentioned above. Credit losses have historically been within our expectations and the allowances established. At July 29, 2005, accounts receivable totaled $47.3 million, net of reserves for bad debt of $0.9 million.

Inventory Adjustments. Inventories are stated at the lower of weighted average cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. As a general rule, stock levels in excess of one year’s expectation of usage or sales are fully reserved. The likelihood of any material inventory write-down is dependent on customer demand, competitive conditions or new product introductions by us, or our customers, that vary from our current expectations. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis, in compliance with SAB Topic 5.BB. If future demand were significantly less favorable than projected by management, increases to the reserve would be required. In general, our losses from inventory obsolescence have been within our expectations and the reserves established. At July 29, 2005, inventories totaled $47.6 million, net of reserves for excess and obsolete inventory of $10.0 million and contract losses of $2.1 million.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. At July 29, 2005 and January 31, 2005, there was no Goodwill on our balance sheet for continuing operations.

At January 31, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment loss was recognized during fiscal 2005 related to these assets. No impairment test was performed during the first and second quarter of fiscal year 2006 due to the impending sale of Wireless Systems assets to Powerwave.

Accrued Warranty Costs. Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. We establish a reserve for warranty obligations based on historical warranty experience. At July 29, 2005, accrued warranty reserves totaled $10.5 million.

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

In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. At July 29, 2005, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Interest Rate Risk. Our credit facility of $30.0 million is all secured. To the extent of our borrowings under this facility, we will be exposed to changes in interest rates. Through, July 29, 2005 we have had no borrowings under this credit facility and, therefore, no related exposure to interest rate movement.

At July 29, 2005, our short-term investment portfolio includes fixed-income securities with a recorded value of approximately $0.4 million. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature, however, we believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of the securities in our investment portfolio.

Foreign Currency Exchange Rate Fluctuations. We have operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized foreign currency transaction (losses) totaled $(1.0) million and $(2.2) million for the three months and six months ended July 29, 2005, respectively, and $0.3 million and $0.3 million for the three months and six months ended July 30, 2004, respectively. Unrealized foreign currency gains (losses) totaled $(1.7) million and $(1.4) million, respectively for the three months and six months ended July 29, 2005, respectively, and $0.1 million and $(0.1) million for the three months and six months ended July 30, 2004, respectively. These amounts are included in Interest income and other, net in the Condensed Consolidated Statements of Operations.

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

In fiscal year 2004, the Company began designating and documenting foreign exchange forward contracts related to forecasted sales as SFAS No. 133 cash flow hedges. The Company calculates hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in other comprehensive income until it is reclassified to revenue together with the anticipated transaction upon revenue recognition. In the event it becomes probable that additional hedged anticipated transactions will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from other comprehensive income to other income. At July 29, 2005, there were no remaining outstanding cash flow hedging derivatives.

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

There were no outstanding net foreign exchange forward contracts at July 29, 2005.

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint, which was granted on August 17, 2005. Plaintiffs have been given until September 14, 2005 to amend their complaint. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

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

On September 6, 2005, SPEC (CA) QRS 12-20, Inc. (“Landlord”), the owner of two properties in Sunnyvale, California, leased by the Company (“Lease”), filed a civil complaint in Santa Clara Superior Court alleging breach of contract and seeking damages of not less than $16,250,000 and injunctive relief (the “Complaint”). The Complaint alleges the Company defaulted under the Lease by (i) the initiation of proceedings toward liquidation and dissolution, and (ii) the sale of selected assets and liabilities of the Company’s Wireless Systems business without the assignment of the Lease to Powerwave Technologies, Inc. On September 7, 2005, the court denied the Landlord’s ex parte application for injunctive relief pending trial. The Company’s response to the Complaint is due October 10, 2005. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Other than these three lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

Items 2, 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s special shareholder’s meeting was held on May 18, 2005, at which the following proposals were approved:

Proposal I: To approve the sale of REMEC Defense & Space, Inc. to Chelton Microwave Corporation

Votes For	Votes Against	Abstain	Votes Withheld
41,501,151	224,191	23,027	20,514,254

Proposal II: To approve a reclassification of REMEC, Inc.’s common stock by authorizing a Certificate of Amendment to REMEC, Inc.’s Restated Articles of Incorporation.

Votes For	Votes Against	Abstain	Votes Withheld
41,477,083	236,004	35,282	20,514,254

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ THOMAS H. WAECHTER
Thomas H. Waechter
President & Chief Executive Officer

/s/ WINSTON E. HICKMAN
Winston E. Hickman
Chief Financial and Accounting Officer

Date:	September 12, 2005