Form 10-Q
period 2005-10-28
REMEC INC
filed 2005-12-12
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 5, 2005
Common Stock, $.01 par value	29,048,881

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended October 28, 2005

Index		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statement of Net Assets in Liquidation	4
	Condensed Consolidated Balance Sheet (Going Concern Basis)	5
	Condensed Statement of Changes in Net Assets in Liquidation	6
	Condensed Consolidated Statements of Operations (Going Concern Basis)	7
	Condensed Consolidated Statements of Cash Flows (Going Concern Basis)	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 4.	Submission of matters to a Vote of Security Holders	28
Item 6.	Exhibits	29

SIGNATURES		30

CERTIFICATIONS

EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete plan of liquidation and dissolution of REMEC;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of outstanding creditor claims and the ongoing litigation against us;

•	any statements regarding liquidating distributions, if and when, to our Shareholders.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business-Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contains herein, include the following without limitation:

•	our ability to sell our existing assets;

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	our ability to successfully resolve all our outstanding creditor claims and ongoing litigation.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risks Related to Our Business” section in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

October 28, 2005
ASSETS
Cash and cash equivalents	$103,526
Short-term investments	63
Receivables and other current assets	3,840
Other long term assets	3,214
Restricted cash	19,036

Total assets	$129,679

LIABILITIES
Estimated costs to be incurred during liquidation	$30,161
Lease settlement costs	14,463
Estimated litigation costs	1,967
Deferred income taxes	33,959

Total liabilities	80,550

Net assets in liquidation	$49,129

See accompanying notes.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)

(in thousands)

January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,239
Short-term investments	4,531
Notes and other receivables	12,538
Assets of discontinued operations held for sale	134,808
Other current assets	2,690

Total current assets	186,806
Property, plant and equipment, net	1,858
Restricted cash	9,426
Assets of discontinued operations held for sale	76,406
Other assets	427

$274,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279
Liabilities of discontinued operations held for sale	92,773
Accrued expenses and other current liabilities	15,899

Total current liabilities	109,951
Deferred income taxes and other long-term liabilities	467
Shareholders’ equity	164,505

$274,923

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

For the period from September 3, 2005 to October 28, 2005
Shareholders’ equity at September 2, 2005	$212,778
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	2,460
Accrue estimated litigation costs	(1,967)
Accrue estimated lease settlement costs	(9,019)
Accrue estimated net costs during liquidation	(9,459)
Distributions to shareholders	(145,664)

Net assets in liquidation at October 28, 2005	$49,129

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

(In thousands, except per share data)

(unaudited)

	For the period from July 30, 2005 to September 2, 2005	Three Months Ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine Months Ended October 29, 2004
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expenses	—	—	—	—

Loss from continuing operations	—	—	—	—
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 9)	37,847	(3,484)	221,391	(87,055)

Net income (loss)	$37,847	$(3,484)	$221,391	$(87,055)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations	1.31	(0.13)	7.83	(3.15)

	$1.31	$(0.13)	$7.83	$(3.15)

Diluted net loss per common share:
Loss from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations	1.17	(0.13)	7.39	(3.15)

	$1.17	$(0.13)	$7.39	$(3.15)

Shares used in computing net loss per common share: (*)
Basic	28,826	27,720	28,284	27,641

Diluted	32,280	27,720	29,974	27,641

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

(unaudited, in thousands)

	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
OPERATING ACTIVITIES
Net income (loss)	$221,391	$(87,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,477	15,214
Impairment of goodwill	—	62,257
Unrealized loss on foreign currency hedges	(18)	(1,416)
Restructuring charges (reversals)	—	(888)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,002)	(2,852)
Inventories	5	(360)
Assets held for sale	—	19,297
Other current assets	819	(243)
Accounts payable	1,481	703
Accrued income taxes	9,904	—
Liabilities held for sale	—	(3,446)
Accrued expenses, deferred income taxes and other long-term liabilities	(1,496)	(1,505)

Net cash provided by (used in) operating activities	240,561	(294)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,844)	(19,436)
Change in restricted cash	(6,574)	(2)
Proceeds from sale of property, plant & equipment	(118,466)	5,145
Short-term investments, sales	(101,411)	(19,149)
Short-term investments, purchases	(865)	26,972
Other assets	(292)	81

Net cash used in investing activities	(236,452)	(6,389)
FINANCING ACTIVITIES
Proceeds from issuance of short-term notes payable	500	—
Proceeds from sale of common stock	5,317	2,643
Net proceeds from divestments	291,133	—
Distributions	(177,000)	—

Net cash provided by financing activities	119,950	2,643
Effect of exchange rate changes on cash	50	(487)

Increase (decrease) in cash and cash equivalents	124,109	(4,527)
Cash and cash equivalents at beginning of period	32,239	44,471

Cash and cash equivalents at end of period	$156,348	$39,944

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Recent Developments

In March 2005, REMEC Inc. (“Company” or “REMEC”) entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15 million holdback) (the “Wireless Transaction”). The transaction value was approximately $147 million based on the average closing price 2 days before and after September 2, 2005. The transaction required shareholder approval, which was obtained August 31, 2005. As such, these product lines are reported as Discontinued Operations in the accompanying condensed consolidated financial statements. On August 31, 2005, our shareholders approved the Wireless Transaction. This resulted in REMEC divesting the majority of its remaining operating assets and liabilities. The shareholders also approved a plan of liquidation, intended to allow for the orderly disposition of the Company’s remaining assets. As a result of this, the Company has changed its basis of accounting for the periods subsequent to September 2, 2005 from the going-concern basis to a liquidation basis. The key features of the liquidation plan include (1) filing a certificate of dissolution for REMEC Inc. and the remaining REMEC businesses with their respective State of Incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or attempting to adequately provide payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

We are in the process of finalizing the disposition of our remaining business assets and anticipate this process will be completed by fiscal year-end 2006. REMEC will continue in existence until its final dissolution, which is currently expected to occur during fiscal year-end 2007. During this period, we will not continue our business as a going concern.

In connection with the adoption of the plan and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective September 3, 2005, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock. The cash distribution is expected to occur in several distributions; with the first cash distribution being paid on October 4, 2005 at a rate of $1.35 per share. Subsequent cash distributions are pending REMEC’s Board of Directors review of the Company’s remaining obligations. The Company continues to believe that the total cash distribution will be within the range previously provided. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

On August 26, 2005 we completed the sale of the Outdoor Unit/Transceiver (“ODU”) business to Wireless Holdings International, Inc. (“Wireless Holdings”), for approximately $15 million in cash (less $1.0 million holdback), subject to certain post closing adjustments estimated to be between $2-3 million and the assumption by Wireless Holdings of certain liabilities. The sale was made pursuant to an Asset Purchase Agreement dated July 26, 2005.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market and voluntarily requested that the Company common stock be delisted from the Nasdaq National Market as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from Nasdaq October 13, 2005, our shares have continued to trade on the NASD Over-the-Counter Bulletin Board (OTCBB). Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

Based on our projections of operating expenses and liquidation costs as of October 28, 2005, we estimate that the remaining amount of additional future liquidating distributions will range from $1.10 to $1.60 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash subject to the provisions of the various remaining businesses jurisdictional law.

We may at some point determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2005, included in REMEC’s Annual Report on Form 10-K/A. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of REMEC as of October 28, 2005. The condensed consolidated financial statements for the three and nine months ended October 29, 2004 and for the periods July 30, 2005 to September 2, 2005 and February 1, 2005 to September 2, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The results of operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

During fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. Further, as detailed in REMEC’s Annual Report on Form 10-K/A for the year ending January 31, 2005, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $256 million cash, after certain post-closing adjustments and the assumption of certain liabilities by Chelton Microwave. Our shareholders approved the transaction on May 18, 2005 and the sale closed on May 20, 2005. Defense & Space is reported as a Discontinued Operation and Assets held for sale in our historical financial statements. Our Electronic Manufacturing Services (“EMS”) business was sold and closed on July 1, 2005, and is reported as a Discontinued Operation and Assets held for sale in our historical financial statements. Our ODU product line was sold and closed on August 26, 2005, and is reported as a Discontinued Operation and Assets held for sale in our historical financial statements. Our Wireless Systems business was sold and closed on September 2, 2005, and is reported as a Discontinued Operation and Assets held for sale in all reporting periods. As a result of the shareholders’ approval of the liquidation plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective September 3, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Critical accounting policies and estimates

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective September 3, 2005, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated litigation settlement costs and estimated costs to be incurred during liquidation have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, deferred income taxes payable of $34.0 million and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $64.1 million as of October 28, 2005. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining facility leases, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $2.0 million as of October 28, 2005, represent both estimated future legal fees to be incurred and amounts to be paid in settlement or by way of final judgment. Included in this amount is a $1.0 million self insured retention with one of our primary insurance carriers. Our continued defense of litigation may result in a lesser or greater amount than our current estimate, affecting net assets in liquidation. We are not aware of, and have not accrued for, any other outstanding litigation against other than what is described in under our legal proceedings as of October 28, 2005.

Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $14.5 million as of October 28, 2005, represent the settlement value on our remaining four facilities. The settlement of lease costs include $14.1 million in lease terminations net of sub-let income and $0.4 million related to estimated commissions and other miscellaneous settlement costs. The Company anticipates the settlement of all leases and sublet contracts within less than 12 months.

The conversion from the going concern basis to the liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of September 2, 2005, the date of adoption of the liquidation basis of accounting:

(In thousands)
Adjust assets and liabilities to fair value:
Adjustment to write down receivables and other current assets	$(3,836)
Adjustment to write down other long term assets	(3,933)
Adjustment to write down fixed assets	(3,515)
All other, net	2,372

Total adjustments of assets and liabilities to fair value	$(8,912)

Accrued estimated net costs during liquidation:
Accrued estimated lease settlement costs	$(15,863)
Costs to be incurred during liquidation period	(7,612)
Accrued estimated litigation costs	(2,000)

Total estimated net costs during liquidation	$(25,475)

Total adjustments	$(34,387)

3. Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed using the weighted-average shares outstanding for each period presented. The diluted net income (loss) per share is computed using the weighted-average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period.

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net income/(loss) applicable to common shareholders	$37,847	$(3,484)	$221,391	$(87,055)
Net income/(loss) per share:
Basic	$1.31	$(0.13)	$7.83	$(3.15)
Diluted	$1.17	$(0.13)	$7.39	$(3.15)
Weighted average shares outstanding (*)
Basic	28,826	27,720	28,284	27,641
Effect of dilutive stock options	3,454	—	1,690	—

Diluted	32,280	27,720	29,974	27,641

(*)	Reflects effect of reclassification and exchange as detailed below

Dilutive securities include options, warrants, and restricted stock units as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 292,000 and 575,000 shares for the three and nine months ended October 29, 2004, were excluded from the calculation of loss per share because of their anti-dilutive effect.

During the quarter ended July 29, 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of REMEC Defense & Space Group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock (plus $2.80 per share in cash for the redemption share). The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

The net loss per share calculation presented above for the prior year is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of FY 2005 and all common shares outstanding were exchanged at a ratio of 1 to 0.446:

	Three Months Ended October 29, 2004	Nine Months Ended October 29, 2004
	Weighted Average	Weighted Average
Number of Common Shares Outstanding	62,153,457	61,974,251
Multiply by 0.446 Conversion factor	0.446	0.446

New Number of Common Shares Outstanding	27,720,441	27,640,515

4. Shareholders’ Equity

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

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and nine months ended October 29, 2004 and for the period July 30, 2005 to September 2, 2005 and the period February 1, 2005 to September 2, 2005, respectively: risk-free interest rates of 4% and 4.3%, respectively, dividend yields of 0%, expected volatility of 56.9%, 63.6%, 27.8% and 80.2%, respectively, and a weighted average expected life of the option of five and four years, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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

Pro forma information is as follows (in 000’s, except per share data):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net income (loss) applicable to common shareholders, as reported	$37,847	$(3,484)	$221,391	$(87,055)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(180)	(1,728)	(730)	(5,057)

Pro forma net income (loss)	$37,667	$(5,212)	$220,661	$(92,112)

Net income (loss) per share:
As reported – Basic	$1.31	$(0.13)	$7.83	$(3.15)
As reported – Diluted	$1.17	$(0.13)	$7.39	$(3.15)

Pro forma – Basic	$1.31	$(0.19)	$7.80	$(3.33)
Pro forma – Diluted	$1.17	$(0.19)	$7.36	$(3.33)

Stock Options Exercised

For the period February 1, 2005 to September 2, 2005 of fiscal year 2006, the Company issued a total of 1,220,740 shares of common stock upon exercise of stock options by employees. Total proceeds received were $5.3 million.

5. Short-term investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying value of these securities approximates their fair value due to the short maturities of these instruments. As of October 28, 2005 and January 31, 2005, the Company had short-term investments of $0.06 million and $4.5 million, respectively. Gross realized and unrealized losses on short-term investments were not significant in either of the periods ended October 28, 2005 and October 29, 2004.

6. Restricted Cash

Restricted cash as of October 28, 2005 was $19.0 million. Restricted cash balance includes $1.0 million held in escrow for a period of nine months related to the sale of our ODU business and $15.0 million related to the sale of our Wireless Systems business held in escrow for a period of nine months to satisfy REMEC’s potential indemnification obligations. We anticipate the closing of these escrows by the second quarter of fiscal year end 2007. The remaining balance of $3.0 million represents a certificate of deposit placed to cover certain obligations associated with our factored China receivables which we anticipate to be settled by fiscal year end 2006.

7. Commitments and Contingencies

Bank Revolving Line of Credit Facility

On November 30, 2005, the Company cancelled its $30 million line of credit. The borrowing rate under this credit facility was based on prime plus 1% with prime being defined as the bank’s most recently announced per annum “prime rate.” As of October 28, 2005 the Company has not had any borrowings under this credit facility. In connection with the adoption of our plan of dissolution, certain letter of credits held that were previously secured by our domestic trade receivables and inventory are now secured by cash of $4.2 million; $4.0 million of which has been used under letter of credit arrangements and $0.2 million for banking cash management products. As of October 28, 2005 the Company was in compliance with the financial covenants contained in this credit facility.

Factoring Arrangements

In fiscal year 2004, the Company entered into a factoring arrangement whereby certain of its receivables were sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and no advances as of October 28, 2005. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet. In fiscal year 2006, the factoring arrangement limit was increased from $25 million to $35 million, with all other terms and conditions remaining the same. In connection with the discontinuation of operations as of November 30, 2005, the Company has cancelled this facility and will no longer generate revenue.

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is aggressively working to terminate the remaining facility leases not released with the sale transactions of our business units. Lease termination penalties may be assessed for early lease settlement based on original agreements. As of October 28, 2005 the accrual for the estimated leases settlements on the remaining facility obligations is $14.5 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sub-let contracts within less than 12 months.

Capital Leases

In connection with the discontinuation of operations, leases for machinery and equipment under non-cancelable agreements classified as capital leases were acquired by the buyers of our business units releasing REMEC from the lease liability. As of October 28, 2005, there are no future capital lease obligations.

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

In the quarter ending October 28, 2005, we released the warranty reserve for one of our divested product lines. The remaining balance of approximately $1.8 million is to cover a potential corrosion issue with our tower-mounted amplifiers used in Sweden. We are currently working with our related customers to find the root cause of the problem and determine the next step corrective actions.

The following table summarizes the activity related to warranty reserves (000’s):

	Three months ended		Nine months ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Balance at beginning of period	$2,040	$260	$260	$300
Additions to reserve	—	—	1,780	—
Usage and release of warranty reserves	(260)	—	(260)	(40)

Balance at end of period	$1,780	$260	$1,780	$260

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified during the three months ended October 28, 2005 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of October 28, 2005 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations other than certain guaranteed payments made in connection with the customer financing arrangements discussed below.

The Company often designed, developed and manufactured standard “off-the-shelf” products and may provide the customer with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement based upon the design or manufacturing of such products. The Company cannot determine the maximum amount of losses that it could incur under this type of indemnification because it often may not have enough information about the nature and scope of an infringement claim until it has been submitted to the Company and, to date, no claims have been made.

We have entered into separate indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

During the period ending October 28, 2005, the Company entered into certain indemnifications under the terms of its Asset Purchase Agreements with Powerwave Technologies, Inc. and Wireless Holdings International Inc. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.

Litigation

The Company’s commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, based in part on outside counsel, these matters are not expected to have a material adverse effect on the Company’s results of operations and financial position.

Securities Class Action

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint. That Motion is awaiting a ruling by the Court. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation, Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s electronic manufacturing services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”).

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks $7.0 million in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005. A mediation held on December 8, 2005 was unsuccessful in resolving this case. Trial has been set for March 28, 2006. Discovery has commenced and is ongoing. REMEC believes the lawsuit is without merit and intends to vigorously defend itself in this matter.

Landlord-Tenant Litigation

On September 6, 2005, SPEC (CA) QRS 12-20, Inc. (“Landlord”), the owner of two properties in Sunnyvale, California, leased by the Company (“Lease”), filed a civil complaint in Santa Clara Superior Court alleging breach of contract and seeking damages of not less than $16.250 million and injunctive relief (the “Complaint”). The Complaint alleged that the Company defaulted under the Lease by (i) the initiation of proceedings toward liquidation and dissolution, and (ii) the sale of selected assets and liabilities of the Company’s Wireless Systems business without the assignment of the Lease to Powerwave Technologies, Inc. On September 7, 2005, the court denied the Landlord’s ex parte application for injunctive relief pending trial. The due date for the Company’s response to the Complaint was extended by stipulation of the parties until December 31, 2005, in contemplation of settlement. On December 5, 2005, the Lease was terminated by mutual agreement of the Company and Landlord, with the additional agreement that the Complaint would be dismissed in its entirety with prejudice.

Wage and Hour Class Action

On November 28, 2005, Peter Zanni, a former employee of the Company, filed a class action lawsuit against the Company, alleging, that the Company mischaracterized employees engaged in certain purchasing functions as exempt and failed to provide meal and rest periods as required by California law. The Company’s answer is required to be filed 30 days after service of the Complaint. The Company is investigating the facts alleged, and believes that the complaint is without merit. No amount has been accrued for this claim at October 28, 2005.

Other than these four lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

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

The components of comprehensive income (loss), net of tax, are as follows (in 000’s):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net Income (loss) from continuing operations	$—	$—	$—	$—
Net income (loss) from discontinued operations, net of tax	37,847	(3,484)	221,391	(87,055)

Net income (loss)	37,847	(3,484)	221,391	(87,055)
Change in net unrealized gain (loss) on short-term investments	91	671	(2)	116
Change in cumulative foreign currency translation adjustment	74	1,540	(72)	(487)
Change in unrealized gain (loss) on foreign currency hedges	(110)	(2,811)	104	(1,416)

Comprehensive income (loss)	$37,902	$(4,084)	$221,421	$(88,842)

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

ODU/TRX Business Unit divestment

On August 26, 2005, the Company completed the sale of its ODU business unit to Wireless Holdings International, Inc., an international business company organized under the laws of the British Virgin Islands for $15.0 million in cash, subject to certain adjustments including a working capital-based adjustment and the assumption by Wireless Holdings of certain liabilities. The sale of the Business was made pursuant to an Asset Purchase Agreement between REMEC and Wireless Holdings dated July 26, 2005. Certain key members of the management of the Business are also investors in and active managers of Wireless Holdings. These individuals include Dave Newman, the Vice President and General Manager of the Business and Domingo Bonifacio, the President of REMEC Manufacturing Philippines, Inc. Other than the relationship of these members of management of REMEC, there are no material relationships between REMEC and Wireless Holdings. The principle used to determine the amount of consideration issued was the fair market value of the assets being sold and liabilities being assumed, which was determined by arms-length negotiations.

$ in 000’s
Proceeds from sale	$15,000
Transaction expenses:
Investment banker fees	304
Transaction and other related costs	1,009

Total expenses	1,313

Net proceeds	13,687
Net assets sold	17,494

(Loss) on sale before tax	(3,807)
Estimated income tax	—

(Loss) on sale after tax	$(3,807)

Wireless Divestment

On September 2, 2005, REMEC completed the sale of its Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash, subject to certain post-closing adjustments. $15 million of the cash consideration is held in escrow for a period of nine months to satisfy REMEC’s potential indemnification obligations to Powerwave. The sale of the Wireless Systems business assets resulted in REMEC divesting the majority of its remaining operating assets and liabilities and required shareholder approval.

$ in 000’s
Proceeds from sale	$146,550
Transaction expenses:
Investment banker fees	1,711
Transaction and other related costs	2,235
Other divestment related costs and accruals	16,530

Total expenses	20,476

Net proceeds	126,074
Net assets sold	71,653

Gain on sale before tax	$54,421
Estimated income tax	11,200

Gain on sale after tax	$43,221

Total REMEC is considered to be discontinued operations as of September 2, 2005.

Discontinued operations for the period July 30, 2005 to September 2, 2005 were as follows:

Operating Results Data

$ in 000’s	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$—	$—	$—	$—	$37	$2,131	$26,800	$28,968
Costs and expenses	—	—	—	—	(44)	(2,259)	(28,079)	(30,382)
Interest and debt expense	—	—	—	—	—	—	(129)	(129)

Income (loss) before income taxes	—	—	—	—	(7)	(128)	(1,408)	(1,543)
Provision (credit) for income taxes	—	—	—	—	—	—	12	12

Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(7)	(128)	(1,396)	(1,531)

Gain (loss) on disposal of discontinued operations, net of income taxes	94	—	(131)	1	—	(3,807)	43,221	39,378

Net income (loss) from discontinued operations, net of income taxes	$94	$—	$(131)	$1	$(7)	$(3,935)	$41,825	$37,847

Discontinued operations for the period February 1, 2005 to September 2, 2005 were as follows:

Operating Results Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$—	$—	$—	$33,027	$22,436	$18,182	$168,582	$242,227
Costs and expenses	—	—	—	(27,027)	(21,067)	(20,555)	(181,185)	(249,834)
Interest and debt expense	—	—	—	138	—	—	(2,769)	(2,631)

Income (loss) before income taxes	—	—	—	6,138	1,369	(2,373)	(15,372)	(10,238)
Provision (credit) for income taxes	—	—	—	—	—	—	(507)	(507)

Income (loss) from discontinued operations, net of income taxes	—	—	—	6,138	1,369	(2,373)	(15,879)	(10,745)

Gain (loss) on disposal of discontinued operations, net of income taxes	94	34	(144)	191,206	1,532	(3,807)	43,221	232,136

Net income (loss) from discontinued operations, net of income taxes	$94	$34	$(144)	$197,344	$2,901	$(6,180)	$27,342	$221,391

Discontinued operations for the three months ended October 29, 2004 were as follows:

Operating Results Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$172	$2,245	$682	$25,564	$14,371	$4,600	$59,152	$106,786
Costs and expenses	(228)	(2,944)	(1,238)	(21,220)	(13,057)	(6,100)	(66,292)	(111,079)
Interest and debt expense	(16)	—	—	31	—	—	(535)	(520)

Income (loss) before income taxes	(72)	(699)	(556)	4,375	1,314	(1,500)	(7,675)	(4,813)
Provision (credit) for income taxes	(3)	—	—	—	—	—	(9)	(12)

Income (loss) from discontinued operations, net of income taxes	(75)	(699)	(556)	4,375	1,314	(1,500)	(7,684)	(4,825)

Gain (loss) on disposal of discontinued operations, net of income taxes	—	—	—	(45)	—	—	1,386	1,341

Net income (loss) from discontinued operations, net of income taxes	$(75)	$(699)	$(556)	$4,330	$1,314	$(1,500)	$(6,298)	$(3,484)

Discontinued operations for the nine months ended October 29, 2004 were as follows:

Operating Results Data Data

	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$3,924	$10,208	$2,850	$73,318	$41,546	$12,054	$193,290	$337,190
Costs and expenses	(3,707)	(11,305)	(6,241)	(61,695)	(38,442)	(16,900)	(286,767)	(425,057)
Interest and debt expense	(149)	—	23	147	—	—	(363)	(342)

Income (loss) before income taxes	68	(1,097)	(3,368)	11,770	3,104	(4,846)	(93,840)	(88,209)
Provision (credit) for income taxes	(23)	—	—	—	—	—	(19)	(42)

Income (loss) from discontinued operations, net of income taxes	45	(1,097)	(3,368)	11,770	3,104	(4,846)	(93,859)	(88,251)

Gain (loss) on disposal of discontinued operations, net of income taxes	—	—	—	(190)	—	—	1,386	1,196

Net income (loss) from discontinued operations, net of income taxes	$45	$(1,097)	$(3,368)	$11,580	$3,104	$(4,846)	$(92,473)	$(87,055)

The major classes of assets and liabilities of discontinued operations as of January 31, 2005 are as follows:

January 31, 2005
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3
Accounts receivable, net	60,501
Notes and other receivables	1,320
Inventories, net	70,445
Other current assets	2,539

Assets of discontinued operations- current	$134,808

Property, plant and equipment, net	70,109
Intangible assets, net	5,590
Other assets	707

Total Assets of discontinued operations	$76,406

LIABILITIES
Current liabilities:
Accounts payable	$51,973
Accrued expenses and other current liabilities	39,550
Deferred income taxes and other long-term liabilities	1,250

Liabilities of discontinued operations	$92,773

Information by Segment and Geographic Region

Discontinued operations

Geographic Area Data (in 000’s):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net sales to external customers:
United States	$12,634	$56,806	$101,571	$142,800
Canada	5	183	44	81
Europe	11,166	26,890	96,005	106,969
Asia	4,737	20,171	41,046	81,826
All other geographic regions	426	2,736	3,561	5,514

Total net sales to external customers, discontinued operations	$28,968	$106,786	$242,227	$337,190

January 31, 2005
Long-lived assets by area:
United States	$48,797
Europe	1,432
Costa Rica	15,843
Asia	21,816

Consolidated long-lived assets by area, discontinued operations	$87,690

Sales are attributed to countries based on “ship-to” location of customers.

10. Subsequent Events

On December 5, 2005, the Company, Spectrian Corporation (a wholly owned subsidiary of REMEC) (“Spectrian”) and SPEC (CA) QRS 12-20, Inc., a California corporation, (“Landlord”) entered into an Agreement to Terminate Lease and Assign Sublease (the “Termination Agreement”), with regard to the improved real property leased by the Company, as assignee of Spectrian, located at 350 West Java Drive and 160 Gibraltar Court, Sunnyvale, California, under a Lease Agreement dated November 19, 1996 between Spectrian and Landlord (the “Lease”). Pursuant to the Termination Agreement, the Company paid approximately $7.7 million to the Landlord and was released from all further obligations or liabilities under the Lease. In addition under the Termination Agreement, Spectrian assigned to Landlord its entire interest in a sublease for the portion of the improved real property located at 160 Gibraltar Court, Sunnyvale, California, with Cree Microwave, LLC, formerly known as Zoltar Acquisition, Inc. As part of the Termination Agreement, the Landlord agreed to dismiss with prejudice the litigation filed by Landlord in the Superior Court of California, County of Santa Clara, against the Company. The Company expects to pay $100,000 in real estate brokers’ commissions related to this transaction.

Effective December 5, 2005, the Company entered into a sub-lease agreement with Rancho Santa Fe Development, LLC for a portion of the leased premises at 3790 Via de la Valle, Del Mar, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with “Selected Consolidated Financial Data” and our Condensed Consolidated Financial Statements (Going Concern) and the related Note 9 Discontinued Operations included elsewhere herein. The statements in this report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including factors and considerations described in REMEC’s Annual Report on Form 10-K/A and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave common stock and $40 million in cash (less a $15 million holdback). The transaction value was approximately $147 million based on the average closing price 2 days before and after September 2, 2005. The transaction required shareholder approval, which was obtained August 31, 2005. As such, these product lines are reported as discontinued operations in the accompanying condensed consolidated financial statements. On August 31, 2005, our shareholders approved the Wireless transaction. This resulted in REMEC divesting the majority of its remaining operating assets and liabilities. The shareholders also approved a plan of liquidation, intended to allow for the orderly disposition of the Company’s remaining assets and businesses. As a result, the Company has changed its basis of accounting for the periods subsequent to September 2, 2005 from the going-concern basis to a liquidation basis. The key features of the liquidation plan include (1) filing a certificate of dissolution for REMEC Inc. and the remaining REMEC businesses with their respective State of Incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or attempting to adequately provide payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with the an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock was issued to the holders of REMEC stock. The cash distribution is expected to occur in several distributions, with the first occurring in September, after REMEC’s Board of Directors has reviewed the Company’s remaining obligations. On October 4, 2005, the first distribution was complete with a cash distribution rate of $1.35 per share for REMEC shareholders’ of record as of September 13, 2005.

On August 26, 2005 we completed the sale of the Outdoor Unit/Transceiver (“ODU”) business to Wireless Holdings International, Inc. (“Wireless Holdings”) , for approximately $15 million in cash (less $1.0 million holdback), subject to certain post closing adjustments estimated to be between $2-3 million and the assumption by Wireless Holdings of certain liabilities. The sale was made pursuant to an Asset Purchase Agreement dated July 26, 2005.

We are in the process of finalizing the disposition of our remaining business assets and anticipate this process will be completed by fiscal year-end 2006. REMEC will continue in existence until its final dissolution, which is currently expected to occur during fiscal year-end 2007. During this period, we will not continue our business as a going concern.

At the close of business on October 12, 2005, our common stock was de-listed from the Nasdaq National Market. Since we were de-listed from the Nasdaq National Market on October 12, 2005, our shares have continued to trade in the Over the Counter Market’s “Bulletin Board”. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

Under the plan of dissolution, we will liquidate our assets and make liquidating distributions to shareholders. We have not established a firm timetable for liquidating distributions to shareholders, but we intend, subject to contingencies inherent in winding up our business, to make such liquidating distributions as promptly as practicable and periodically as we convert our remaining assets to cash.

Prior to the decision to dissolve REMEC we designed and manufactured microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks. We manufactured our products at our own plants in Heredia, Costa Rica; Laguna, Philippines, and Shanghai, China.

We sold our wireless systems products primarily to OEMs, which in turn integrated our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sold certain niche products directly to network service providers.

Liquidation Basis of Accounting

The condensed consolidated financial statements for the period September 3, 2005 to October 28, 2005 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present future quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Significant recent developments

On August 26, 2005 REMEC completed the sale of ODU business to Wireless Holdings, for approximately $15 million in cash (less $1.0 million holdback), subject to certain post closing adjustments estimated to be between $2-3 million.

On September 2, 2005, REMEC completed the sale of its Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash, subject to certain post-closing adjustments. $15 million of the cash consideration is held in escrow for a period of nine months to satisfy REMEC’s potential indemnification obligations to Powerwave. The sale of the Wireless Systems business assets resulted in REMEC divesting the majority of its remaining operating assets and liabilities and required shareholder approval, which was received on August 31, 2005.

The management’s discussion and analysis centers on the discontinued operations as of September 2, 2005 and should be read in conjunction with related Note 9 Discontinued Operations. The Components and China Network Optimization product lines (Wireless Systems) and Nanowave were divested during fiscal year 2005 and are reported as discontinued operations. Defense & Space and EMS were divested in the second quarter of fiscal 2006. The ODU product line and the Wireless Systems business were divested in the third quarter of fiscal 2006 and is also reported as discontinued operations.

Results of Operations as a Percentage of Net Sales

The following table sets forth, as a percentage of total net sales, certain consolidated statement of income data for the periods indicated (Discontinued Operations, related Note 9):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net sales from discontinued operations	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.4	81.8	82.9	85.2

Gross profit	15.6	18.2	17.1	14.8
Operating expenses:
Selling, general and administrative	10.2	13.5	11.9	31.5
Research and development	10.3	8.7	8.4	9.6
Restructuring and impairment of other long-lived assets (reversals)	—	—	—	(0.3)

Total operating expenses	20.5	22.2	20.3	40.8

Loss from discontinued operations	(4.9)	(4.0)	(3.2)	(26.0)
Interest income (expense) and other, net	(0.5)	(0.5)	(1.1)	(0.1)

Loss before income taxes	(5.4)	(4.5)	(4.3)	(26.1)
Provision for income taxes	—	—	(0.2)	—

Gain from discontinued operations, net of tax	136.0	1.3	95.8	0.3

Net income (loss) from discontinued operations	130.6%	(3.2)%	91.3%	(25.8)%

Results of Operations

Period July 30, 2005 to September 2, 2005 Compared to Three Months ended October 29, 2004

Net Sales. Prior to the adoption of the plan of dissolution, net sales for the period July 30, 2005 to September 2, 2005 decreased by $77.8 million, or 72.9%, to $29.0 million as compared to $106.8 million in the prior year quarter. The decrease in sales was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period July 30, 2005 to September 2, 2005 to period three months ended October 29, 2004 would be immaterial.

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products in the future, and, therefore, will not incur cost of revenues in the future.

Gross Profit. Prior to the adoption of the plan of dissolution, gross profits decreased by $14.9 million for the period July 30, 2005 to September 2, 2005 versus the same quarter last year. As a percentage of sales, gross margins decreased to 15.6% in the period July 30, 2005 to September 2, 2005 from 18.2% as in the third quarter of fiscal 2005. The decrease in gross profits was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period July 30, 2005 to September 2, 2005 to period three months ended October 29, 2004 would be immaterial.

Selling, General and Administrative Expenses. Prior to the adoption of the plan of dissolution, selling, general and administrative expenses, or SG&A, decreased to $3.0 million for the period July 30, 2005 to September 2, 2005 from $14.4 million as in the third quarter of fiscal 2005. As compared to a percentage of net sales, SG&A decreased to 10.2% for the period July 30, 2005 to September 2, 2005 from 13.5% as in the third quarter of fiscal 2005. The decrease in SG&A was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period July 30, 2005 to September 2, 2005 to period three months ended October 29, 2004 would be immaterial.

Research and Development Expenses. Prior to the adoption of the plan of dissolution, research and development expenses, or R&D, decreased to $3.0 million for the period July 30, 2005 to September 2, 2005 from $9.3 million as in the third quarter of fiscal 2005. As percentage of net sales, R&D increased to 10.3% million for the period July 30, 2005 to September 2, 2005 from 8.7% as in the third quarter of fiscal 2005. The increase in R&D was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period July 30, 2005 to September 2, 2005 to period three months ended October 29, 2004 would be immaterial.

Goodwill impairment. Prior to the adoption of the plan of dissolution, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins.

Consequently, a $62 million impairment charge was reduced in the third quarter of fiscal year-end 2005. There was no goodwill subsequent to January 31, 2005.

Interest income and other, net. Prior to the adoption of the plan of dissolution, interest income and other, net were approximately $0.2 million for the period July 30, 2005 to September 2, 2005. This was offset by interest and other miscellaneous expenses totaling approximately $(0.3) million. A comparison of the results of operations for the period July 30, 2005 to September 2, 2005 to period three months ended October 29, 2004 would be immaterial.

Income Taxes. Prior to the adoption of the plan of dissolution, results for the period from July 30, 2005 through September 2, 2005 reflect an insignificant amount of income tax expenses. The Company recorded income tax expense of $11.2 million in connection with the sale of its Wireless Systems business to Powerwave Technologies, Inc. No additional income tax expense was recorded on this sale of its ODU business unit to Wireless Holdings International, Inc. Total income tax accruals as of October 28, 2005, amount to $34.0 million. There was no tax benefit the third quarter of fiscal 2005.

For the period July 30, 2005 to September 2, 2005 and the three months ended October 29, 2004, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

Period February 1, 2005 ended September 2, 2005 Compared to Nine Months ended October 29, 2004

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products in the future. We have ceased all sales and marketing efforts related to our products, and have no supply of product available for sale.

Net Sales. Prior to the adoption of the plan of dissolution, net sales for the period February 1, 2005 to September 2, 2005 decreased by $95.0 million, or 28.2%, to $242.2 million as compared to $337.2 million in the prior year. The decrease in sales was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period February 1, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products in the future, and, therefore, will not incur cost of revenues in the future.

Gross Profit. Prior to the adoption of the plan of dissolution, gross profits decreased $8.5 million for the period February 1, 2005 to September 2, 2005 versus the prior year. As a percentage of sales, gross margins increased to 17.1% in the period February 1, 2005 to September 2, 2005 from 14.8% as in the prior year of fiscal 2005. The decrease in gross profits was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period February 1, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

Selling, General and Administrative Expenses. Prior to the adoption of the plan of dissolution, selling, general and administrative expenses, or SG&A, decreased to $28.6 million for the period February 1, 2005 to September 2, 2005 from $106.3 million as in the prior year of fiscal 2005. As compared to a percentage of net sales, SG&A decreased from 31.5% as in prior year of fiscal 2005 to 11.9% for the period February 1, 2005 to September 2, 2005. The decrease in SG&A was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period February 1, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

Research and Development Expenses. Prior to the adoption of the plan of dissolution, research and development expenses, or R&D, decreased to $20.4 million for the period February 1, 2005 to September 2, 2005 from $32.4 million as in the prior year of fiscal 2005. As compared to s a percentage of net sales, R&D decreased from 9.6% as in prior year of 2005 to 8.4% for the period February 1, 2005 to September 2, 2005. The decrease in R&D was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period February 1, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

Goodwill impairment. Prior to the adoption of the plan of dissolution, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. For the nine months ended October 29, 2004, we recorded an impairment charge of $62.4 million to write down the value of goodwill associated with the Wireless Systems segment. There is no goodwill on the books as of October 28, 2005.

Interest income and other, net. Prior to the adoption of the plan of dissolution, interest income and other, net were approximately $1.0 million for the period February 1, 2005 to September 2, 2005. This was offset by interest and other miscellaneous expenses totaling approximately $(3.6) million. A comparison of the results of operations for the period July 30, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

Income Taxes. Prior to the adoption of the plan of dissolution, for the period from February 1, 2005 through September 2, 2005, $0.5 million of income tax expenses were paid in Korea. The Company recorded income tax expense of $22.0 million in connection with the sale of its Defense and Space group to Chelton Mircrowave. Additionally, income tax expense of $11.2 million in connection with the sale of its Wireless Systems business to Powerwave Technologies, Inc. No additional income tax expense was recorded on this sale of its ODU business unit to Wireless Holdings International, Inc. Total income tax accruals as of October 28, 2005, amount to $34.0 million. There was no tax benefit for the nine months ended October 29, 2004.

For the period February 1, 2005 to September 2, 2005 and nine months ended October 29, 2004, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2005, net assets in liquidation totaled $49.1 million, consisting of $103.5 million in cash and cash equivalents and short-term investments totaling $0.06 million, $19.0 million of restricted cash held back in escrow pending the closing of the sale of ODU and Wireless, $3.8 million of receivables and other current assets, $3.2 million of other long-term assets offset by $30.2 million of estimated costs to be incurred during liquidation, $14.5 million of estimated lease settlement costs, $2.0 million of estimated litigation costs and $34.0 million deferred income taxes. We expect to use our capital resources to execute and complete our plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At October 28, 2005, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock.

The cash distribution is expected to occur in several distributions; with the first cash distribution being paid on October 4, 2005 at a rate of $1.35 per share. Subsequent cash distributions are pending REMEC’s Board of Directors review of the Company’s remaining obligations. The Company continues to believe that the total cash distribution, plus additional future distributions, will be within the range described in our proxy material. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

Based on our projections of operating expenses and liquidation costs as of October 28, 2005, we estimate that the amount of future liquidating distributions will range from $1.10 to $1.60 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash subject to the provisions of the various remaining businesses jurisdictional law.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market and voluntarily requested that the Company common stock be delisted from the Nasdaq National Market as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from Nasdaq and closed our stock records on October 13, 2005, our shares have continued to trade on the NASD Over-the-Counter Bulletin Board (OTCBB). From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

We may at some point determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator.

During the period from February 1, 2005 to September 2, 2005, net cash provided by operations was $240.6 million; investing activities used $236.5 million primarily due to $102.2 million sales and maturities of available-for-sale investments (net of purchases), the increase of $6.6 million in restricted cash, net, and capital expenditures of $8.8 million. Cash inflows of $120.0 million were from financing activities; $5.3 million in proceeds from the sale of common stock and $0.5 million from payments received on short-term notes receivable and proceeds from divestments net of distributions were $114.1 million. Cash inflows during this period was principally the result of the Company’s proceeds from discontinued operations (net of depreciation and amortization) and increases accounts receivable of $1.0 million off set by reductions of $1.0 million in other working capital and an increase of $9.9 million in accrued taxes payable related to the gain on the sale of the discontinued operations. Non-cash charges consisted primarily of $9.5 million depreciation and amortization off set by losses of $0.02 million related to foreign currency changes.

Off-Balance Sheet Arrangements

As of October 28, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of October 28, 2005, which are reported in the condensed consolidated statement of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company are solely the facility operating leases. The Company is aggressively working to terminate the remaining facility leases. As of October 28, 2005 the accrual for the estimated leases settlements on the remaining facility obligations is $14.5 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sub-let contracts within less than 12 months.

RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and mount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our shareholders under the plan of dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

On October 13, 2005, we voluntarily de-listed our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market under the symbol “REMC.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “Bulletin Board” under the symbol “REMC”. It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation.

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. The Company’s commitment and contingency include claims and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In the opinion of management, based in part on outside counsel, these matters are not expected to have a material adverse effect on the Company’s results of operations and financial position. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to shareholders.

Some of our customers have filed or may file for breach of contract and breach of express and implied warranties with regard to products sold by the Company.

Our products incorporate numerous component parts designed and manufactured by certain REMEC subsidiaries we cannot assure you that these parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to shareholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation meaningful cash, or any cash at all, to our shareholders.

Distribution of assets out of the liquidation, if any, to our shareholders could be delayed.

Although our board of directors has not established a firm timetable for distributions to our shareholders out of the liquidation, the board of directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our shareholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved.

Our board of directors may at any time turn management of the liquidation of REMEC Inc. over to a third party, and some or all of our directors may resign from our board at that time.

Our board of directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our shareholders, and some or all of our directors may resign from our board at that time. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

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

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk. On November 30, 2005, the Company cancelled its $30 million. The borrowing rate under this credit facility was based on prime plus 1% with prime being defined as the bank’s most recently announced per annum “prime rate.” As of October 28, 2005 the Company has not had any borrowings under this credit facility and, therefore, no related exposure to interest rate movement. In connection with the adoption of our plan of dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by cash of $4.2 million; $4.0 million of which has been used under letter of credit arrangements and $0.2 million for banking cash management products.

At October 28, 2005, our short-term investment portfolio includes equity securities with a recorded value of approximately $0.06 million. These securities are not subject to interest rate risk.

Foreign Currency Exchange Rate Fluctuations. We had operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows were affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions gave rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of those receivables and payables were subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized foreign currency transaction (losses) totaled $(2.0) million and $(4.1) million for the periods from July 30, 2005 through September 2, 2005 and from February 1, 2005 through September 2, 2005, respectively, and $(0.9) million and $(0.6) million for the three months and nine months ended October 29, 2004, respectively. Unrealized foreign currency gains totaled $2.1 million and $0.7 million for the periods from July 20, 2005 through September 2, 2005 and from February 1, 2005 through September 2, 2005, respectively, and $0.3 million and $0.2 million for the three months and nine months ended October 29, 2004, respectively. These amounts are included in Interest income and other, net in the Condensed Consolidated Statements of Operations. In connection with the adoption of our plan of dissolution, there will be no future impact of unrealized gains and losses associated with foreign currency exchange rates as a result of the sale of our foreign entities.

To address increasing revenue growth denominated in foreign currencies and the related currency risks, in the fourth quarter of fiscal year 2004, the Company established a formal documented program to utilize foreign currency contracts to both mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with selected anticipated foreign currency transactions anticipated within 12 months. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, that are not designated for special accounting treatment, or that are not effective as hedges, are recognized currently in earnings. In connection with the adoption of our plan of dissolution, there will be no future revenue generated by sales.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our significant personnel reductions during 2005 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation

The Company’s commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, based in part on outside counsel, these matters are not expected to have a material adverse effect on the Company’s results of operations and financial position.

Securities Class Action

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint. That Motion is awaiting a ruling by the Court. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation, Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s electronic manufacturing services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”).

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks $7.0 million in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005. A mediation held on December 8, 2005 was unsuccessful in resolving this case. Trial has been set for March 28, 2006. Discovery has commenced and is ongoing. REMEC believes the lawsuit is without merit and intends to vigorously defend itself in this matter.

Landlord-Tenant Litigation

On September 6, 2005, SPEC (CA) QRS 12-20, Inc. (“Landlord”), the owner of two properties in Sunnyvale, California, leased by the Company (“Lease”), filed a civil complaint in Santa Clara Superior Court alleging breach of contract and seeking damages of not less than $16.250 million and injunctive relief (the “Complaint”). The Complaint alleged that the Company defaulted under the Lease by (i) the initiation of proceedings toward liquidation and dissolution, and (ii) the sale of selected assets and liabilities of the Company’s Wireless Systems business without the assignment of the Lease to Powerwave Technologies, Inc. On September 7, 2005, the court denied the Landlord’s ex parte application for injunctive relief pending trial. The due date for the Company’s response to the Complaint was extended by stipulation of the parties until December 31, 2005, in contemplation of settlement. On December 5, 2005, the Lease was terminated by mutual agreement of the Company and Landlord, with the additional agreement that the Complaint would be dismissed in its entirety with prejudice.

Wage and Hour Class Action

On November 28, 2005, Peter Zanni, a former employee of the Company, filed a class action lawsuit against the Company, alleging, that the Company mischaracterized employees engaged in certain purchasing functions as exempt and failed to provide meal and rest periods as required by California law. The Company’s answer is required to be filed 30 days after service of the Complaint. The Company is investigating the facts alleged, and believes that the complaint is without merit. No amount has been accrued for this claim at October 28, 2005.

Other than these four lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

Items 2, 3 and 5 are not applicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s special shareholder’s meeting was held on August 31, 2005, at which the following proposals were approved:

Proposal I: To approve the sale of REMEC Wireless Systems Business to Powerwave Technologies, Inc. pursuant to the Asset Purchase Agreement dated March 13, 2005, as amended on July 11, 2005.

Votes For	Votes Against	Abstain	Votes Withheld
15,625,802	66,817	12,457	12,581,403

Proposal II: To approve the dissolution of the Company and adoption of the Plan of Dissolution.

Votes For	Votes Against	Abstain	Votes Withheld
15,229,454	464,839	10,783	12,581,403

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ Donald J. Wilkins
Donald J. Wilkins
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: December 12, 2005