Form 10-Q/A
period 2005-10-28
REMEC INC
filed 2006-03-07
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer  ☐                Accelerated Filer  ☑                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 5, 2005
Common Stock, $.01 par value	29,048,881

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2005, originally filed on December 12, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to set forth the correct weighted average number of shares of our Common Stock used in computing net income per common share and the notes related thereto as follows;

	For the period from July 30, 2005 to September 2, 2005	For the period from February 1, 2005 to September 2, 2005
Basic net income per common share:
Basic as reported	$1.31	$7.83
Basic as restated	$1.33	$7.88
Diluted net income per common share:
Diluted as reported	$1.17	$7.39
Diluted as restated	$1.19	$7.44
Shares used in computing net income per common share: (*)
Basic as reported	28,826	28,284
Basic as restated	28,474	28,084

Diluted as reported	32,280	29,974
Diluted as restated	31,927	29,775

(*)	Reflects the effect of exchange of 1 share to 0.446 share declared May 20, 2005 for all periods presented.

In addition, we are revising certain disclosures within footnote 4. Shareholders’ Equity for number of common shares issued, footnote 8. Comprehensive Income (Loss) for the component amounts of comprehensive income (loss) and footnote 9. Long-lived assets by area for discontinued operations. We are including currently dated certifications as Exhibits 31.1, 31.2 and 32.1 noting a change in principal officer as filed this information in a Current Report on Form 8-K which was filed with the SEC on January 20, 2006. Except as described in this Explanatory Note, no other financial disclosure changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

REMEC, Inc.

Form 10-Q/A

For The Quarterly Period Ended October 28, 2005

Index		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statement of Net Assets in Liquidation	4
	Condensed Consolidated Balance Sheet (Going Concern Basis)	5
	Condensed Statement of Changes in Net Assets in Liquidation	6
	Condensed Consolidated Statements of Operations (Going Concern Basis)	7
	Condensed Consolidated Statements of Cash Flows (Going Concern Basis)	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 4.	Submission of matters to a Vote of Security Holders	26
Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS

EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

As used in this report on Form 10-Q/A, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risks Related to Our Business” section in this Form 10-Q/A. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

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

REMEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)

(in thousands)

(unaudited)

January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,239
Short-term investments	4,531
Notes and other receivables	12,538
Assets of discontinued operations held for sale	134,808
Other current assets	2,690

Total current assets	186,806
Property, plant and equipment, net	1,858
Restricted cash	9,426
Assets of discontinued operations held for sale	76,406
Other assets	427

$274,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279
Liabilities held for sale	92,773
Accrued expenses and other current liabilities	15,899

Total current liabilities	109,951
Deferred income taxes and other long-term liabilities	467
Shareholders’ equity	164,505

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

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

(In thousands, except per share data)

(unaudited)

	For the period from July 30, 2005 to September 2, 2005	Three Months Ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine Months Ended October 29, 2004
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expenses	—	—	—	—

Income (loss) from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 9)	37,847	(3,484)	221,391	(87,055)

Net income (loss)	$37,847	$(3,484)	$221,391	$(87,055)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations	1.33	(0.13)	7.88	(3.15)

	$1.33	$(0.13)	$7.88	$(3.15)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations	1.19	(0.13)	7.44	(3.15)

	$1.19	$(0.13)	$7.44	$(3.15)

Shares used in computing net income (loss) per common share: (*)
Basic	28,474	27,720	28,084	27,641

Diluted	31,927	27,720	29,775	27,641

(*)	Reflects the effect of exchange of 1 share to 0.446 share declared May 20, 2005 for all periods presented.

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

(unaudited, in thousands)

	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$221,391	$(87,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,477	15,214
Impairment of goodwill	—	62,257
Unrealized loss on foreign currency hedges	(18)	(1,416)
Restructuring charges (reversals)	—	(888)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,002)	(2,852)
Inventories	5	(360)
Assets held for sale	—	19,297
Other current assets	819	(243)
Accounts payable	1,481	703
Accrued income taxes	9,904	—
Liabilities held for sale	—	(3,446)
Accrued expenses, deferred income taxes and other long-term liabilities	(1,496)	(1,505)

Net cash provided by (used in) operating activities	240,561	(294)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,844)	(19,436)
Change in restricted cash	(6,574)	(2)
Proceeds from sale of property, plant & equipment	(118,466)	5,145
Short-term investments, sales	(101,411)	(19,149)
Short-term investments, purchases	(865)	26,972
Other assets	(292)	81

Net cash used in investing activities	(236,452)	(6,389)
FINANCING ACTIVITIES
Proceeds from issuance of short-term notes payable	500	—
Proceeds from sale of common stock	5,317	2,643
Net proceeds from divestments	291,133	—
Distributions	(177,000)	—

Net cash provided by financing activities	119,950	2,643
Effect of exchange rate changes on cash	50	(487)

Increase (decrease) in cash and cash equivalents	124,109	(4,527)
Cash and cash equivalents at beginning of period	32,239	44,471

Cash and cash equivalents at end of period	$156,348	$39,944

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

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market and voluntarily requested that the Company common stock be delisted from the Nasdaq National Market as of October 13, 2005, the last trading day being October 12, 2005. Since we were delisted from Nasdaq October 13, 2005, our shares have continued to trade on the NASD Over-the-Counter Bulletin Board (OTCBB). Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

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

Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $14.5 million as of October 28, 2005, represent the settlement value on our remaining four facilities. The settlement of lease costs include $14.1 million in lease terminations net of sublet income and $0.4 million related to estimated commissions and other miscellaneous settlement costs. The Company anticipates the settlement of all leases and sublet contracts within less than 12 months.

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

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net income/(loss) applicable to common shareholders	$37,847	$(3,484)	$221,391	$(87,055)
Net income/(loss) per share:
Basic	$1.33	$(0.13)	$7.88	$(3.15)
Diluted	$1.19	$(0.13)	$7.44	$(3.15)
Weighted average shares outstanding (*)
Basic	28,474	27,720	28,084	27,641
Effect of dilutive stock options	3,453	—	1,691	—

Diluted	31,927	27,720	29,775	27,641

(*)	Reflects effect of reclassification and exchange as detailed below

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the three and nine months ended October 29, 2004 and for the period July 30, 2005 to September 2, 2005 and the period February 1, 2005 to September 2, 2005, respectively: risk-free interest rates of 4% and 4.3%, respectively, dividend yields of 0%, expected volatility of 56.9%, 63.6%, 27.8% and 80.2%, respectively, and a weighted average expected life of the option of five and four years, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

The following is a summary of the pro forma effects on reported net income (loss) and net income (loss) per share for the periods indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods.

Pro forma information is as follows (in 000’s, except per share data):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net income (loss) applicable to common shareholders, as reported	$37,847	$(3,484)	$221,391	$(87,055)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(180)	(1,728)	(730)	(5,057)
Pro forma net income (loss)	$37,667	$(5,212)	$220,661	$(92,112)
Net income (loss) per share:
As reported – Basic	$1.33	$(0.13)	$7.88	$(3.15)
As reported – Diluted	$1.19	$(0.13)	$7.44	$(3.15)
Pro forma – Basic	$1.32	$(0.19)	$7.86	$(3.33)
Pro forma – Diluted	$1.18	$(0.19)	$7.41	$(3.33)

Stock Options Exercised

For the period February 1, 2005 to September 2, 2005 of fiscal 2006, the Company issued a total of 1,406,377 shares of common stock upon exercise of stock options by employees. Total proceeds received were $5.3 million.

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

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is aggressively working to terminate the remaining facility leases not released with the sale transactions of our business units. Lease termination penalties may be assessed for early lease settlement based on original agreements. As of October 28, 2005 the accrual for the estimated leases settlements on the remaining facility obligations is $14.5 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sublet contracts within less than 12 months.

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

During the period ending October 28, 2005, the Company entered into certain indemnifications under the terms of its Asset Purchase Agreements with Wireless U.S., LLC and Powerwave Technologies, Inc. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.

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

The components of comprehensive income (loss), net of tax, are as follows (in 000’s):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net income (loss) from continuing operations	$—	$—	$—	$—
Net income (loss) from discontinued operations, net of tax	37,847	(3,484)	221,391	(87,055)

Net income (loss)	37,847	(3,484)	221,391	(87,055)
Change in net unrealized gain on short-term investments	110	671	17	116
Change in cumulative foreign currency translation adjustment	(4,146)	1,540	(4,291)	(487)
Change in unrealized gain (loss) on foreign currency hedges	(110)	(2,811)	104	(1,416)

Comprehensive income (loss)	$33,701	$(4,084)	$217,221	$(88,842)

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

ODU/TRX Business Unit divestment

On August 26, 2005, the Company completed the sale of its ODU business unit to Wireless Holdings International, Inc., an international business company organized under the laws of the British Virgin Islands for $15,000,000 in cash, subject to certain adjustments including a working capital-based adjustment and the assumption by Wireless Holdings of certain liabilities. The sale of the Business was made pursuant to an Asset Purchase Agreement between REMEC and Wireless Holdings dated July 26, 2005. Certain key members of the management of the Business are also investors in and active managers of Wireless Holdings. These individuals include Dave Newman, the Vice President and General Manager of the Business and Domingo Bonifacio, the President of REMEC Manufacturing Philippines, Inc. Other than the relationship of these members of management of REMEC, there are no material relationships between REMEC and Wireless Holdings. The principle used to determine the amount of consideration issued was the fair market value of the assets being sold and liabilities being assumed, which was determined by arms-length negotiations.

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

The major classes of assets and liabilities of discontinued operations as of January 31, 2005 are as follows:

January 31, 2005
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3
Accounts receivable, net	60,501
Notes and other receivables	1,320
Inventories, net	70,445
Other current assets	2,539

Assets of discontinued operations- current	134,808

Property, plant and equipment, net	70,109
Intangible assets, net	5,590
Other assets	707

Total assets of discontinued operations	$76,406

LIABILITIES
Current liabilities:
Accounts payable	$51,973
Accrued expenses and other current liabilities	39,550
Deferred income taxes and other long-term liabilities	1,250

Liabilities of discontinued operations	$92,773

Information by Segment and Geographic Region

Discontinued operations

Geographic Area Data (in 000’s):

	For the period from July 30, 2005 to September 2, 2005	Three months ended October 29, 2004	For the period from February 1, 2005 to September 2, 2005	Nine months ended October 29, 2004
Net sales to external customers:
United States	$12,634	$56,806	$101,571	$142,800
Canada	5	183	44	81
Europe	11,166	26,890	96,005	106,969
Asia	4,737	20,171	41,046	81,826
All other geographic regions	426	2,736	3,561	5,514

Total net sales to external customers, discontinued operations	$28,968	$106,786	$242,227	$337,190

January 31, 2005
Long-lived assets by area:
United States	$37,513
Europe	1,432
Costa Rica	15,843
Asia	21,618

Consolidated long-lived assets by area, discontinued operations	$76,406

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

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with “Selected Consolidated Financial Data” and our Condensed Consolidated Financial Statements (Going Concern) and the related Note 9 Discontinued Operations included elsewhere herein. The statements in this report on Form 10-Q/A that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially from those discussed in forward-looking statements due to a variety of factors, including factors and considerations described in REMEC’s Annual Report on Form 10-K/A and the other documents REMEC files from time to time with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. REMEC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, other than as required by applicable law that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business to Powerwave Technologies, Inc. for 10 million shares of Powerwave common stock and $40 million in cash (less a $15 million holdback). Based on Powerwave’s closing price on Friday, September 2, 2005, the transaction value was approximately $147 million based on the average closing price 2 days before and after September 2, 2005. The transaction required shareholder approval, which was obtained August 31, 2005. As such, these product lines are reported as discontinued operations in the accompanying condensed consolidated financial statements. On August 31, 2005, our shareholders approved the Wireless transaction. This resulted in REMEC divesting the majority of its remaining operating assets and liabilities. The shareholders also approved a plan of liquidation, intended to allow for the orderly disposition of the Company’s remaining assets and businesses. As a result, the Company has changed its basis of accounting for the periods subsequent to September 2, 2005 from the going-concern basis to a liquidation basis. The key features of the liquidation plan include (1) filing a certificate of dissolution for REMEC Inc. and the remaining REMEC businesses with their respective State of Incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or attempting to adequately provide payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

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

At the close of business on October 12, 2005, our common stock was delisted from the Nasdaq National Market. Since we were delisted from the Nasdaq National Market on October 12, 2005, our shares have continued to trade in the Over the Counter Market’s “Bulletin Board”. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

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

Selling, General and Administrative Expenses. Prior to the adoption of the plan of dissolution, selling, general and administrative expenses, or SG&A, decreased to $28.6 million for the period February 1, 2005 to September 2, 2005 from $106.3 million as in the prior year of fiscal 2005. As compared to a percentage of net sales, SG&A decreased from 31.5% as in the prior year of fiscal 2005 to 11.9% million for the period February 1, 2005 to September 2, 2005. The decrease in SG&A was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period February 1, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

Research and Development Expenses. Prior to the adoption of the plan of dissolution, research and development expenses, or R&D, decreased to $20.4 million for the period February 1, 2005 to September 2, 2005 from $32.4 million as in the prior year of fiscal 2005. As compared to a percentage of net sales, R&D decreased from 9.6% as in the prior year of fiscal 2005 to 8.4% for the period February 1, 2005 to September 2, 2005. The decrease in R&D was primarily attributable to the final sale of our business units as of September 2, 2005 and the financial accounting to liquidation basis accounting beginning September 3, 2005. A comparison of the results of operations for the period February 1, 2005 to September 2, 2005 to period nine months ended October 29, 2004 would be immaterial.

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

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market and voluntarily requested that the Company common stock be delisted from the Nasdaq National Market as of October 13, 2005, the last trading day being October 12, 2005. Since we were delisted from Nasdaq and closed our stock records on October 13, 2005, our shares have continued to trade on the NASD Over-the-Counter Bulletin Board (OTCBB). From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

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

Obligations and Commitments

Our contractual obligations and commitments as of October 28, 2005, which are reported in the condensed consolidated statement of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company are solely the facility operating leases. The Company is aggressively working to terminate the remaining facility leases. As of October 28, 2005, the accrual for the estimated leases settlements on the remaining facility obligations is $14.5 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sublet contracts within less than 12 months.

RISK FACTORS

In addition to other information in this Form 10-Q/A, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q/A, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

On October 13, 2005, we voluntarily delisted our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market under the symbol “REMC.” Since the delisting, our common stock has been trading in the Over the Counter Market’s “Bulletin Board” under the symbol “REMC.OB”. It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

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

Foreign Currency Exchange Rate Fluctuations. We had operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows were affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions gave rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of those receivables and payables were subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses in the value of these receivables and payables are included in the determination of net income. Realized foreign currency transaction (losses) totaled $(2.0) million and $(4.1) million for the periods from July 30, 2005 through September 2, 2005 and from February 1, 2005 through September 2, 2005, respectively, and $(0.9) million and $(0.6) million for the three months and nine months ended October 29, 2004, respectively. Unrealized foreign currency gains (losses) totaled $2.1 million and $0.7 million for the periods from July 20, 2005 through September 2, 2005 and from February 1, 2005 through September 2, 2005, respectively, and $0.3 million and $0.2 million for the three months and nine months ended October 29, 2004, respectively. These amounts are included in Interest income and other, net in the Condensed Consolidated Statements of Operations. In connection with the adoption of our plan of dissolution, there will be no future impact of unrealized gains and losses associated with foreign currency exchange rates as a result of the sale of our foreign entities.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our significant personnel reductions during 2005 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Votes For	Votes Against	Abstain	Votes Withheld
15,625,802	66,817	12,457	12,581,403

Proposal II: To approve the dissolution of the Company and adoption of the Plan of Dissolution.

Votes For	Votes Against	Abstain	Votes Withheld
15,229,454	464,839	10,783	12,581,403

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ Richard A. Sackett
Richard A. Sackett
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: March 7, 2006