Form 10-K
period 2006-01-31
REMEC INC
filed 2006-05-01
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Registrant’s telephone number, including area code: (858) 259-4302

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on July 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $175,005,147 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of March 27, 2006 was 29,049,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended January 31, 2006 are incorporated by reference into Part III of this report.

REMEC, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2006

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of REMEC;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of outstanding creditor claims and the ongoing litigation against us;

•	any statements regarding liquidating distributions, if and when, to our Shareholders.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business-Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include the following without limitation:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	our ability to successfully resolve all our outstanding creditor claims and ongoing litigation.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risks Related to Our Business” section in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.    BUSINESS

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” or “our” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014, and the telephone number for that location is (858) 259-4302. Our annual reports on Form 10-K and on Form 10-K/A, quarterly reports on Form 10-Q and on Form 10-Q/A, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are electronically filed with, or furnished to, the SEC. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. Our common stock trades on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange under the symbol “REMC.OB”.

Liquidation, Winding Up and Dissolution

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution at our August 31, 2005 special shareholder meeting, effective on September 3, 2005. The Company completed the sale of its Wireless Systems business on September 2, 2005, which was the last operating business unit of the Company. The key features of the Plan of Dissolution include (1) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or adequately providing for payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

REMEC, Inc. will continue in existence until its final dissolution, which is currently expected to occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2007.

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective September 3, 2005, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from liquidation of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from liquidation of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders may not be possible.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that the Company common stock be de-listed from the Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from Nasdaq and closed our stock records on October 13, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

Based on our projections of operating expenses and liquidation costs as of January 31, 2006, we estimate that the remaining amount of additional future liquidating distributions will range from $1.10 to $1.80 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Our Plan of Dissolution gives us the power to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust.

Segment Information

Financial information regarding our business segments may be found in Note 3 to the Consolidated Financial Statements, which is incorporated herein by reference, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Prior to the Plan of Dissolution, REMEC’s business unit structure included two segments;

Wireless Systems Segment

The Wireless Systems segment developed and manufactured RF power amplifiers, filters, tower-mounted amplifiers, outdoor radio units, and manufacturing services used in the transmission of voice, video and data traffic over mobile wireless communication networks. These product lines have similar characteristics regarding (a) competitive pricing pressures, (b) life-cycle cost fluctuations, (c) number of competitors, (d) product differentiation, and (e) size of market opportunity.

Defense & Space Segment

The Defense & Space segment provided a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications.

Company History and Fiscal 2006 Developments

REMEC formerly designed and manufactured high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks in the defense and commercial sectors. Our products were designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also developed and manufactured sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, satellites, missile systems and smart weapons. We manufactured products that operated at the full range of frequencies used in wireless communications transmission, including radio frequencies, or “RF,” microwave frequencies and millimeter wave frequencies.

During fiscal year 2005, we engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. During fiscal year 2006, the Company completed the sale and disposition of all operating REMEC business units. Actions to date for fiscal year 2006 are detailed below.

During the fourth quarter of fiscal year 2005, we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $256 million cash after certain post-closing adjustments and the assumption of certain liabilities. The transaction required shareholder approval, which was obtained May 18, 2005 and the sale closed on May 20, 2005. In conjunction with the sale, the Company amended its existing Articles of Incorporation to reclassify our common stock so that a substantial portion of the proceeds from the sale of Defense & Space were distributed to our shareholders. Each outstanding share of common stock was converted into a fractional share of common stock and one (1) share of redeemable common. In May 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of the Defense & Space group. Effective May 20, 2005, each share of the Company’s existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of the Company’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share.

In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15.0 million escrow holdback), subject to certain post-closing adjustments (the “Wireless Transaction”). The transaction was subject to approval by REMEC and Powerwave shareholders, which was obtained on August 31, 2005. On September 2, 2005, we sold the Wireless Systems business assets and liabilities to Powerwave, in a transaction valued at $147 million and received all consideration including the 10 million shares of Powerwave common stock. The sale of the Wireless Systems business assets resulted in the Company divesting the majority of its remaining operating assets and liabilities.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record of REMEC stock on September 13, 2005. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share. Subsequent cash distributions are pending REMEC’s Board of Directors review of the Company’s remaining obligations. The Company continues to believe that the total cash distribution will be within the range previously provided. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

On July 1, 2005, we completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business (“EMS” Transaction) to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership for approximately $19 million in cash, subject to certain post closing adjustments. The sale closed simultaneously with the execution of the agreement.

On August 26, 2005, we completed the sale of the Outdoor Unit/Transceiver (“ODU”) business to Wireless Holdings International, Inc. (“Wireless Holdings”), for approximately $15 million in cash (less a $1.0 million escrow holdback), and the assumption by Wireless Holdings of certain liabilities. The sale was made pursuant to an Asset Purchase Agreement dated July 26, 2005.

As such, the operations, assets and liabilities associated with these divestitures are reported as Discontinued Operations in the accompanying consolidated financial statements for all periods presented.

On August 31, 2005, the shareholders also approved the Plan of Dissolution, intended to allow for the orderly disposition of the Company’s remaining assets. As a result of this, the Company has changed its basis of accounting for the periods subsequent to September 2, 2005 (the close of the Wireless Transaction) from the going concern basis to the liquidation basis. The key features of the liquidation plan include (1) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective States of Incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or attempting to adequately provide payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

Employees

As of January 31, 2006, we employed six full-time employees.

ITEM 1A.    RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to shareholders.

Some of our customers have filed or may file for breach of contract and breach of express and implied warranties with regard to products sold by the Company.

Our products consist of and incorporate numerous component parts designed and manufactured by certain REMEC subsidiaries. We cannot assure you that these products and/or parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to shareholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash out of the liquidation, or any cash at all, to our shareholders.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.

Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Distribution of cash out of the liquidation, if any, to our shareholders could be delayed.

Although our Board of Directors has not established a firm timetable for distributions to our shareholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our shareholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each shareholder could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.

In the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each shareholder could be held liable for payment to our creditors of such shareholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.

Although the liability of any shareholder is limited to the amounts previously received by such shareholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a shareholder could be required to return all distributions previously made to such shareholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved.

Our Board of Directors may at any time turn management of the liquidation of REMEC, Inc. over to a third party, and some or all of our directors may resign from our board at that time.

Our Board of Directors may at any time turn the management of the Company over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our shareholders, and some or all of our directors may resign from our board at that time. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 3790 Via de la Valle, Del Mar, California 92014, under a lease that expires in September 2011.

Effective December 5, 2005, we entered into a sub-lease agreement with Rancho Santa Fe Development, LLC for approximately 6,500 square feet of space at our headquarters facility expiring in September 2011.

On February 10, 2006 (Fiscal Year 2007), we entered into an agreement to terminate our lease agreement with Lloyd H. Wells, Trustee of the Lloyd Wells Gift Trust for our Poway, CA facility located at 14020 Stowe Drive effective May 31, 2006. The lease agreement covered approximately 80,878 square feet of facilities and expired in June 2011. Of the approximately 80,878 square feet of facilities, approximately 68,000 square feet of facilities is currently sub-let under two separate subleases, one to Wireless U.S. LLC, expiring in June 2011, and another to Powerwave Technologies, Inc. expiring April 30, 2006. On February 13, 2006 (Fiscal Year 2007) we entered into an agreement to terminate the sub-lease for the Poway facility with Wireless U.S. LLC effective May 31, 2006.

We are working to terminate the remaining facility leases not released with the sale transactions of our business units. Lease termination penalties may be assessed for early lease settlement based on original agreements. As of January 31, 2006 the estimated net leases settlements on the remaining facility obligations are $5.2 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sub-let contracts within less than 12 months.

As of January 31, 2006, we had approximately 163,986 square feet of remaining facility lease space obligations, net of sub-leased space of approximately 157,584 square feet (including the Poway lease to be terminated effective May 31, 2006) the remaining facility space to sub-let or terminated totals 6,402 square feet which is the remaining space of our executive offices located in Del Mar, California.

ITEM 3.    LEGAL PROCEEDINGS

Litigation

The Company’s commitments and contingencies include the following claims and litigation.

Securities Class Action

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging violations of federal securities laws between September 8, 2003 and September 8, 2004 (the “Class Period”). On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”). The Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. The Complaint sought unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint, which is under review by the Company. REMEC believes that the lawsuit is without merit and intends to vigorously defend it.

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

On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. The trial date has been continued to May 8, 2006. REMEC believes the lawsuit is without merit and intends to vigorously defend itself in this matter.

Wage and Hour Class Action

On November 28, 2005, Peter Zanni, a former employee of the Company, filed a class action lawsuit against the Company, alleging that the Company mischaracterized employees engaged in certain purchasing functions as exempt and failed to provide meal and rest periods as required by California law. The complaint seeks an unspecified amount of damages. The Company filed its answer to the Complaint on December 29, 2005, denying the allegations in the Complaint. Discovery has commenced and is continuing. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

3G Infrastructure Services Arbitration

On January 31, 2006, 3G Infrastructure Services, AB (“3GIS”) filed a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC UK Ltd as the Respondent. The Request for Arbitration claims that REMEC UK Ltd is liable for alleged defects in Tower Mounted Amplifiers

(“TMAs”) sold to 3GIS pursuant to a Product Purchase Agreement entered into in February 2002. 3GIS is claiming that REMEC UK Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 85,000,000 SEK (Swedish Kroner), or approximately $11.0 million. On February 17, 2006, REMEC UK Ltd filed its response, denying all liability, and intends to vigorously defend the arbitration.

Vodafone Sverige AB Claim

On February 7, 2006, Vodafone Sverige AB (“Vodafone”) notified the Company through its counsel that it intended to file a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC Europe Ltd as the Respondent. The draft Request for Arbitration claims that REMEC Europe Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to Vodafone pursuant to a Framework Agreement for the Supply of UMTS TMA entered into in July 2002. Vodafone is claiming that REMEC Europe Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 60,000,000 SEK (Swedish Kroner), or approximately $8.0 million. By letter dated March 30, 2006, Vodafone further stated that it intended to assert a claim for the contractual liability directly against REMEC, Inc. The Company has denied any and all liability, and intends to vigorously defend any asserted claims.

Other than the lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter ended January 31, 2006.

PART II

ITEM 5.    MARKET FOR REMEC’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market since February 1, 1996 under the symbol “REMC.” On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that the Company common stock be de-listed from Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from Nasdaq, October 13, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange under the symbol “REMC.OB”.

On March 27, 2006, the number of shareholders of record of REMEC common stock was 464 and the closing sale price of REMEC common stock was $1.32 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on the Nasdaq and the NASD OTCBB for the quarterly periods indicated.

	High	Low
Fiscal 2005
First Quarter	$10.38	$6.07
Second Quarter	6.92	4.37
Third Quarter	5.51	4.17
Fourth Quarter	7.44	5.45

Fiscal 2006
First Quarter	$7.02	$4.95
Second Quarter	6.63	4.93
Third Quarter	6.66	1.14
Fourth Quarter	1.30	1.13

Fiscal 2007
First Quarter (through March 27, 2006)	$1.33	$1.29

DIVIDEND POLICY

During the second quarter of fiscal 2006, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of REMEC Defense & Space group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share. The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

During the third quarter of fiscal 2006, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share. Based on our projections of operating expenses and liquidation costs as of January 31, 2006, we estimate that the remaining amount of additional future liquidating distributions will range from $1.10 to $1.80 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash subject to law.

RECENT SALES OF UNREGISTERED SECURITIES

We made no unregistered sales of our securities during the year ended January 31, 2006.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data (in 000’s, except per share data) should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. Our historical results are not necessarily indicative of results for any future periods.

The information on changes to our net assets since the adoption of the liquidation basis of accounting on September 2, 2005 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this annual report on Form 10-K. The following tables present summarized consolidated financial information including net assets in liquidation, changes in net assets in liquidation, balance sheet information, operating results on the liquidation and going concern basis for the respective periods (in 000’s, except per share data).

Liquidation Basis As of January 31, 2006
Statement of Net Assets:
Total assets	$115,977

Total liabilities	(68,362)

Net assets in liquidation at January 31, 2006	$47,615

Number of common shares outstanding at January 31, 2006	29,062

Net asset value per outstanding share	$1.64

Liquidation Basis For the period September 3, 2005 to January 31, 2006
Statement of Changes in Net Assets:
Shareholders’ equity at September 2, 2005	$212,778
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	4,948
Accrue estimated litigation costs	(16,702)
Accrue estimated lease settlement costs	241
Accrue estimated net costs during liquidation	(7,986)
Distributions to shareholders	(145,664)

Net assets in liquidation at January 31, 2006	$47,615

	Going Concern Basis For the period February 1, 2005 to September 2, 2005	Going Concern Basis. Fiscal Years Ended January 31,
		2005	2004	2003	2002
Statement of Operations Data:
Net sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—
Operating expenses	—	—	—	—	—

Loss from continuing operations	—	—	—	—	—
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 3)	221,391	(90,781)	(49,408)	(63,794)	(69,863)

Net income (loss)	$221,391	$(90,781)	$(49,408)	$(63,794)	$(69,863)

Earnings (loss) per share:
Basic
Net income (loss) from continuing operations	$—	$—	$—	$—	$—
Net income (loss) from discontinued operations	7.88	(3.28)	(1.87)	(3.06)	(3.49)

	$7.88	$(3.28)	$(1.87)	$(3.06)	$(3.49)
Diluted
Net income (loss) from continuing operations	$—	$—	$—	$—	$—
Net income (loss) from discontinued operations	7.44	(3.28)	(1.87)	(3.06)	(3.49)

	$7.44	$(3.28)	$(1.87)	$(3.06)	$(3.49)
Shares used in per share calculations:(*)
Basic	28,084	27,683	26,373	20,866	20,027

Diluted	29,775	27,683	26,373	20,866	20,027

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.

	Going Concern Basis Fiscal Years Ended January 31,
	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and short term-investments	$36,770	$54,924	$76,845	$48,690
Working capital	76,855	110,215	125,373	140,579
Total assets	274,923	363,207	336,911	319,370
Long-term debt	—	1,160	700	900

Total shareholders’ equity	$164,505	$253,274	$262,698	$281,782

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Item 1A to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its businesses units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s litigation, liabilities and obligations, costs including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company.

OVERVIEW AND SIGNIFICANT RECENT DEVELOPMENTS

In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15.0 million escrow holdback), subject to certain post-closing adjustments (the “Wireless Transaction”). The transaction was subject to approval by REMEC and Powerwave shareholders, which was obtained on August 31, 2005.

On May 20, 2005, we completed the sale of the Defense & Space group to Chelton Microwave for $256 million cash after certain post-closing adjustments and the assumption of certain liabilities. The transaction required shareholder approval, which was obtained May 18, 2005 and the sale closed on May 20, 2005. In conjunction with the sale, the Company amended its existing Articles of Incorporation to reclassify our common stock so that a substantial portion of the proceeds from the sale of Defense & Space were distributed to our shareholders. Each outstanding share of common stock was converted into a fractional share of common stock and one (1) share of redeemable common. In May 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of the Defense & Space group. Effective May 20, 2005, each share of the Company’s existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of the Company’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share.

On July 1, 2005, we completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business (“EMS” Transaction) to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership for approximately $19 million in cash, subject to certain post closing adjustments.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share. Subsequent cash distributions are pending REMEC’s Board of Directors review of the Company’s remaining obligations. The Company continues to believe that the total of all cash distributions to shareholders will be within the range previously provided. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

On August 26, 2005, we completed the sale of the Outdoor Unit/Transceiver (“ODU”) business to Wireless Holdings International, Inc. (“Wireless Holdings”), for approximately $15 million in cash (less $1.0 million escrow holdback), and the assumption by Wireless Holdings of certain liabilities. The sale was made pursuant to an Asset Purchase Agreement dated July 26, 2005.

On August 31, 2005, the shareholders also approved the Plan of Dissolution, intended to allow for the orderly disposition of the Company’s remaining assets and businesses effective September 3, 2005. As a result, the Company has changed its basis of accounting for the periods subsequent to September 2, 2005 from the going concern basis to the liquidation basis. The key features of the Plan of Dissolution include (1) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective States of Incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or attempting to adequately provide payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

On September 2, 2005, we sold the Wireless Systems business assets and liabilities to Powerwave, in a transaction valued at $147 million and received all consideration including the 10 million shares of Powerwave common stock. The sale of the Wireless Systems business assets resulted in the Company divesting the majority of its remaining operating assets and liabilities.

On September 3, 2005, we adopted the liquidation basis of accounting pursuant to the Plan of Dissolution approved by our shareholders on August 31, 2005.

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

We are in the process of finalizing the disposition of our remaining business assets and will continue in existence until its final dissolution, which is currently expected to occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2007. During this period, we will not continue our business as a going concern.

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

Since the Company is in liquidation without continuing operations, the need to present future quarterly Statements of Operations and Comprehensive Income Statements as well as a Statement of Cash Flows is eliminated.

LIQUIDATION BASIS OF ACCOUNTING

The condensed consolidated financial statements for the period September 3, 2005 to January 31, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

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

Based on our projections of operating expenses and liquidation costs as of January 31, 2006, we estimate that the remaining amount of additional future liquidating distributions will range from $1.10 to $1.80 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Our Plan of Dissolution gives us the power to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust.

RESULTS OF OPERATIONS AS A PERCENTAGE OF NET SALES

Our operating results are primarily comprised of income derived from our business units. Because of the adoption of our Plan of Dissolution and the sale of our business units, all operating activity from February 1, 2005 through September 2, 2005 and the years ended January 31, 2005 and 2004 have been reclassified to discontinued operations.

The following table sets forth, as a percentage of total net sales, certain consolidated statements of income data for the periods indicated (Discontinued Operations, related Note 3):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005	Year Ended January 31, 2004
Net sales from discontinued operations	100.0%	100.0%	100.0%
Cost of sales	82.9	84.6	83.9

Gross profit	17.1	15.4	16.1
Operating expenses:
Selling, general and administrative	11.9	13.4	15.6
Research and development	8.4	9.5	13.0
Restructuring and impairment of other long-lived assets (reversals)	—	14.0	1.9

Total operating expenses	20.3	36.9	30.5

Loss from discontinued operations	(3.2)	(21.5)	(14.4)
Interest income (expense) and other, net	(1.1)	(0.1)	1.5

Loss before income taxes	(4.3)	(21.6)	(12.9)
Provision (credit) for income taxes	(0.2)	—	0.1

Gain from discontinued operations, net of tax	95.8	1.0	—

Net income (loss) from discontinued operations	91.3%	(20.6)%	(12.8)%

Results of Operations

For the period February 1, 2005 to September 2, 2005 and Fiscal Years Ended January 31, 2005 and 2004

In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future. A comparison of the results of operations for the period fiscal 2005 to fiscal 2004 would not be meaningful.

The following discussion of results of operations for the period from February 1, 2005 through September 2, 2005 compared to the year ended January 31, 2005 does not contain comparable periods. A comparison of the results of operations for this period would be immaterial, however, such comparison is provided to present a discussion of general trends in the operating results of the Company.

Net Sales.    Prior to the adoption of the Plan of Dissolution, net sales for the period February 1, 2005 to September 2, 2005 decreased by $199.0 million, or 45.1%, to $242.2 million as compared to $441.2 million in the prior year. The decrease in sales was primarily attributable to the final sale of our remaining operating business units completed between May 20, 2005 and September 2, 2005. We changed our financial reporting to the liquidation basis accounting beginning September 3, 2005.

Gross Profit.    Prior to the adoption of the Plan of Dissolution, gross profits decreased $26.4 million for the period February 1, 2005 to September 2, 2005 versus the prior year. As a percentage of sales, gross margins increased to 17.1% in the period February 1, 2005 to September 2, 2005 from 15.4% as in the prior fiscal year. The increase in gross profits was primarily attributable to the reduction in operating expenses prior to our divestitures, and the final sale of our remaining operating business units completed between May 20, 2005 and September 2, 2005. We changed our financial reporting to the liquidation basis accounting beginning September 3, 2005.

Segment Information.    The following segment information should be read in conjunction with the financial results of each reporting segment as detailed in Note 3 and Note 12 of the Consolidated Financial Statements. Results within each of our business segments were as follows:

Wireless Systems.    Prior to the adoption of the Plan of Dissolution, net sales decreased by $115.2 million, or 35.5%, to $209.2 million in the period February 1, 2005 to September 2, 2005, compared to the year ended January 31, 2005. The decrease was primarily attributable to the sale of the Wireless business operations in fiscal 2006, with the final business unit divestment in the third quarter of fiscal 2006. Additional product lines were divested at various periods of the fiscal year resulting in incomparable periods. Gross profit as a percentage of net sales increased to 15.1% for the period February 1, 2005 to September 2, 2005 as compared to 11.6% in fiscal 2005. The increase in the gross profit percent as compared to the prior period was a result of approximately $3.6 million of charges for excess inventory recorded in fiscal 2005. Prior to the disposition of the Wireless segment the improved gross profits were attributed to higher sales volume, a favorable product mix, and other direct material and overhead cost reductions. A comparison of the results of operations for the period fiscal 2005 to fiscal 2004 would not be meaningful.

Defense & Space. Prior to the adoption of the Plan of Dissolution, net sales decreased by $66.5 million, or 66.8%, to 33.0 million in the period February 1, 2005 to September 2, 2005. Gross profit as a percentage of sales increased from 27.9% in fiscal 2005 to 30% for the period February 1, 2005 to September 2, 2005. The decrease in net sales was primarily attributable to the sale of the Defense and Space group in the second quarter of fiscal 2006 and the sale of our Nanowave Technologies Inc. business unit in fiscal 2005. The increase in the gross profit percent prior to the disposition of the Defense & Space segment was also attributed to the divestiture of Nanowave Technologies, Inc. in the incomparable periods. A comparison of the results of operations for the period fiscal 2005 to fiscal 2004 would not be meaningful.

Selling, General and Administrative Expenses.    Prior to the adoption of the Plan of Dissolution, selling, general and administrative expenses, or SG&A, decreased to $28.6 million for the period February 1, 2005 to September 2, 2005 from $59.2 million as in the prior fiscal year. As compared to a percentage of net sales, SG&A decreased to 11.9% for the period February 1, 2005 to September 2, 2005 from 13.4% as in the prior fiscal year. The decrease in SG&A was primarily attributable to the final sale of our remaining business units as of September 2, 2005. Fiscal year ended 2006 expenses included, but not limited to legal fees, accounting fees, fees related to the preparation of the liquidation proxy and other Exchange Act filings and other costs associated with the dissolution of the Company.

SG&A, decreased by 1.4% from $60.0 million in fiscal 2004 to $59.2 million in fiscal 2005. As a percentage of net sales, SG&A decreased from 15.6% in fiscal 2004 to 13.4% in fiscal 2005. The decrease as a percentage of sales was primarily the result of cost reductions due to plant consolidations, improved efficiencies, and overall reduced spending.

Research and Development Expenses.    Prior to the adoption of the Plan of Dissolution, research and development expenses, or R&D, decreased to $20.4 million for the period February 1, 2005 to September 2, 2005 from $41.8 million as in the prior fiscal year. As percentage of net sales, R&D decreased to 8.4% for the period February 1, 2005 to September 2, 2005 from 9.5% as in the prior fiscal year. The increase in R&D was primarily attributable to the final sale of our remaining operating business units as of September 2, 2005. We changed our financial reporting to the liquidation basis accounting beginning September 3, 2005.

Research and development expenses decreased from $50.0 million in fiscal 2004 to $41.8 million in fiscal 2005. Like in SG&A, the decreases were primarily the result of cost reductions due to improved efficiencies, and overall reduced spending. As a percentage of net sales, research and development expenses decreased from 13.0% in fiscal 2004 to 9.5% in fiscal 2005 as a result of the increase in sales and the lower spending.

Goodwill impairment.    Prior to the adoption of the Plan of Dissolution, the Company determined there were indicators of impairment for the Wireless reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. The Company determined that the goodwill carrying value of the Wireless Systems reporting segment exceeded its implied fair value and recorded an impairment charge of $62.4 million in the third quarter of fiscal 2005. The remaining balance of $3.0 million was related to our Defense & Space business unit and was relieved in fiscal 2006 as part of the Company’s divestment and sale of the business unit.

Interest income and other, net.    Prior to the adoption of the Plan of Dissolution, interest income and other, net was approximately $2.6 million of expense for the period February 1, 2005 to September 2, 2005. Interest income totaled $1.0 million; this was offset by other expense, net totaling $3.6 million, including $3.5 million foreign exchange loss and a $0.7 million loss on the disposal of assets.

Interest income and other, net decreased from $5.7 million of income in 2004 to $0.3 million of expense in fiscal 2005. Interest income was $0.4 million in fiscal 2004 as compared to $0.9 million of expense in fiscal 2005. The decrease in interest income in fiscal 2005 was primarily due to the combination of a reduction in the average amount of funds available for investment and factoring arrangements. Other income in fiscal 2005 decreased to $0.6 million from $5.2 million of income in fiscal 2004. Other income in 2004 included a $4.6 million gain associated with the sale of certain securities received during 2003 in a customer contract termination settlement and a $0.9 million gain associated with the sale of a facility located in the United Kingdom. Realized and unrealized foreign exchange was a gain of $0.7 million in fiscal 2004 as compared to a loss of $0.3 million is fiscal 2005.

Income Taxes.    Prior to the adoption of the Plan of Dissolution, results for the period from February 1, 2005 through September 2, 2005 reflect an insignificant amount of income tax expense. The Company recorded income tax expense of $22.0 million in connection with the sale of its Defense & Space business to Chelton Microwave, $11.2 million in connection with the sale of its Wireless Systems business to Powerwave Technologies, Inc. and $4.1 million with the sale of its Electronic Manufacturing Services business (“EMS”) to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership. No additional income tax expense was recorded on the sale of its Outdoor/Transceiver (“ODU”) business unit to Wireless Holdings International, Inc. Total income tax payable as of January 31, 2006, amount to $28.7 million. There was no tax benefit in fiscal 2005.

For the period February 1, 2005 to September 2, 2005 and fiscal year ended January 31, 2005, we were in a net operating loss position for current tax provision purposes in all jurisdictions in which we operated. Significant items affecting the calculation of the effective tax rate include establishment of valuation reserves, the large permanent differences arising partly from non-deductible goodwill and merger costs, and the effect of these permanent differences on state income taxes. In addition, we recognized foreign taxes at rates that are generally lower than the U.S. statutory rate. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected. Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, net assets in liquidation totaled $47.6 million, consisting of $87.6 million in cash and cash equivalents and $20.6 million of restricted cash. Restricted cash consist of approximately $16.1 million and interest held back in escrow pending the closing of the sale of ODU and Wireless Systems, and $4.5 million of restricted cash held for security on letters of credit. Net assets consist of $6.2 million of receivables and other current assets, $1.6 million of other long-term assets offset by $68.4 million of estimated total liabilities to be incurred during liquidation, consisting of $17.8 million of estimated operating costs, $5.2 million of estimated lease settlement costs, $16.7 million of estimated litigation costs and $28.7 million taxes payable. We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At January 31, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

During the period February 1, 2005 to September 2, 2005, net cash provided by operating activities totaled $12.3 million; investing activities provided $284.1 million primarily due to $403.1 million in net proceeds related to the sale and divestiture of our business units, offset by $102.3 million in the purchase of available-for-sale investments (net of sales), purchases of investments include $106.6 million of Powerwave, Inc. stock related to the Powerwave Transaction distribution of 10 million shares. In addition, investing activities included $6.6 million in restricted cash increases and capital expenditures of $10.2 million. Financing activities used $172.1 million, including; $177.0 million distributions to shareholders from net proceeds related to the sale of our Defense and Space business. Offset by $4.4 million in proceeds from the sale of common stock and $0.5 million from payments received on short-term notes receivable. Cash inflows during this period was principally the result of the Company’s proceeds from discontinued operations (net of depreciation and amortization) offset by $232.1 million gain from the sale and divestiture of our business units and increases in accounts receivable of $1.0 million off set by reductions of $10.7 million in other working capital including an increase of $9.9 million in accrued taxes payable related to the gain on the sale of the discontinued operations. Non-cash charges consisted primarily of $9.5 million depreciation and amortization, and $3.7 million in stock-based compensation offset by losses of $0.02 million related to foreign currency changes.

Distributions

On May 20, 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the proposed merger sale of REMEC Defense & Space group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share. The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share or $39.2 million.

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

Based on our projections of operating expenses and liquidation costs as of January 31, 2006, we estimate that the amount of future liquidating distributions will range from $1.10 to $1.80 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that the Company common stock be de-listed from the Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from Nasdaq and closed our stock records on October 13, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

We may at some point determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust. We continue to actively manage our cash and cash equivalent portfolio and control operating expenses.

Off-Balance Sheet Arrangements

As of January 31, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of January 31, 2006 are reported in the condensed consolidated statement of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include the facility operating leases. The Company is working to terminate the remaining facility leases. As of January 31, 2006 the accrual for the estimated net leases settlements on the remaining facility obligations is $5.2 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sublet contracts within less than 12 months.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans.

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after December 31, 2005 under a rule adopted by the SEC on April 14, 2005 that amends the compliance dates of SFAS No. 123-R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of the effective date of SFAS No. 154.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of January 31, 2006 this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB Staff Position (FSP) issued No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FAS 123(R)-4) concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of January 31, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    On November 30, 2005, the Company cancelled its $30 million line of credit. The borrowing rate under this credit facility was based on prime plus 1% with prime being defined as the banks most recently announced per annum “prime rate.” As of fiscal year ended January 31, 2006 the Company has not had any borrowings under this credit facility and, therefore, no related exposure to interest rate movement. In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by cash of $4.5 million of which has been used under letter of credit arrangements and banking cash management products and no related exposure to interest rate movement.

Investments.    At January 31, 2006, our investment portfolio includes cash equivalent securities held in a money market with a recorded value of approximately $73.4 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

Foreign Currency Exchange Rate Fluctuations.    Prior to our Plan of Dissolution and the divestment of the Company’s business units we had operations in Europe, Asia-Pacific and the Americas. As a result, our financial position, results of operations and cash flows were affected by fluctuations in foreign currency exchange rates. Many of our reporting entities conducted a portion of their business in currencies other than the entity’s functional currency. These transactions gave rise to receivables and payables that were denominated in currencies other than the entity’s functional currency. The value of those receivables and payables were subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Realized foreign currency transaction (losses) totaled $(4.2) million for the period February 1, 2005 through September 2, 2005, and $(0.1) and $1.0 million during fiscal 2005 and 2004, respectively. Unrealized foreign currency gains (losses) totaled $0.7 million for the period from February 1, 2005 through September 2, 2005 and $(0.2) million during fiscal 2005, respectively. These amounts are included in Interest income and other, net in the Condensed Consolidated Statements of Operations. In connection with the adoption of our Plan of Dissolution, there will be no future impact of unrealized gains and losses associated with foreign currency exchange rates as a result of the sale of our foreign entities.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 24, 2004, Ernst & Young LLP (“E&Y”) informed REMEC, Inc. that it was resigning as the Company’s independent registered public accounting firm effective no later than the completion of its review of the Company’s interim financial information for the three and nine months ended October 29, 2004.

The reports of E&Y on the Company’s financial statements for the fiscal year 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

During the Company’s most recent two fiscal years and from January 31, 2004 through September 24, 2004, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for those internal control issues that E&Y considered to be reportable conditions under auditing standards generally accepted in the United States and which were disclosed to the Audit Committee following the audits of the Company’s consolidated financial statements for the year ended January 31, 2004 (See Item 9A- Controls and Procedures).

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

ITEM 9A.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(1)    Management’s Annual Report on Internal Control over Financial Reporting

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our significant personnel reductions during 2005 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

(2)    Report of Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal controls over financial reporting as of January 31, 2006 has been audited by Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm. Their report which expressed an unqualified opinion on management’s assessment of and on the effectiveness of our internal controls over financial reporting as of January 31, 2006 is included herein.

The Board of Directors and Shareholders

REMEC, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that REMEC, Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of REMEC, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2005, and the related statements of operations, shareholders’ equity and cash flows (going concern basis) of REMEC, Inc. for the period from February 1, 2005 to September 2, 2005, the consolidated statement of net assets in liquidation as of January 31, 2006, and the related consolidated statement of changes in net assets in liquidation for the period from September 3, 2005 to January 31, 2006 and our report dated April 6, 2006 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport Beach, California

April 6, 2006

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REMEC.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.    Financial Statements

The following financial statement schedule for the period February 1, 2005 to September 2, 2005 and for the years ended January 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements of REMEC, Inc. filed as part of this Annual Report on Form 10-K:

2.    Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Condensed Consolidated Financial Statements or Notes thereto.

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

10.1(4)*	Equity Incentive Plan
10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

Exhibit No.	Description
10.3(5)*	Employee Stock Purchase Plan
10.4(9)*	1996 Nonemployee Directors Stock Option Plan
10.5(4)*	Change of Control Agreement dated November 9, 2004 between REMEC and Jack A. Giles
10.6(6)*	Executive Transition Agreement dated June 23, 2004 between REMEC and Clark Hickock
10.7(7)*	Form of Employment Agreement dated December 10, 2004, between Winston E. Hickman and REMEC
10.8(8)*	Form of Change of Control Agreement
10.9(8)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter
10.10(9)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb
10.11(10)*	2001 Equity Incentive Plan
10.12(12)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland
21.1(13)	Subsidiaries of REMEC
23.1	Consent of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on October 18, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on December 8, 2004, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on September 9, 2004 as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on December 15, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.

(8)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on April 15, 2004, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.
(13)	Previously filed with the Securities and Exchange Commission on May 31, 2005, as an exhibit to REMEC’s Annual Report on Form 10-K/A for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.*
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

REPORT OF SQUAR, MILNER, REEHL & WILLIAMSON, LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated balance sheet of REMEC, Inc. (the “Company”), as of January 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the consolidated statements of operations, shareholders’ equity, and cash flows for the period from February 1, 2005 to September 2, 2005. We have also audited the consolidated statement of net assets in liquidation as of January 31, 2006, and the related consolidated statement of changes in net assets in liquidation for the period September 3, 2005 to January 31, 2006. In addition, our audits also included the fiscal 2006 (through September 2, 2005) and fiscal 2005 financial information present in the financial statement schedule listed in Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of REMEC, Inc. approved a plan of liquidation on August 31, 2005, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the period subsequent to September 2, 2005, from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REMEC, Inc. as of January 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from February 1, 2005 to September 2, 2005, its net assets in liquidation as of January 31, 2006, and the changes in its net assets in liquidation for the period from September 3, 2005 to January 31, 2006, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph. Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the fiscal 2006 (through September 2, 2005) and fiscal 2005 information set forth therein.

/s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport Beach, California

April 6, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the consolidated statements of operations, shareholders’ equity, and cash flows for year ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows for year ended January 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG, LLP

San Diego, California

March 19, 2004

REMEC, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

January 31, 2006
ASSETS

Cash and cash equivalents	$87,603
Restricted cash	20,629
Receivables and other current assets	6,150
Other long term assets	1,595

Total assets	115,977

LIABILITIES

Estimated costs to be incurred during liquidation	17,758
Lease settlement costs	5,202
Estimated litigation costs	16,702
Income taxes payable	28,700

Total liabilities	68,362

Net assets in liquidation	$47,615

See accompanying notes.

REMEC, INC.

CONSOLIDATED BALANCE SHEET

(GOING CONCERN BASIS)

(In thousands)

January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,239
Short-term investments	4,531
Notes and other receivables	12,538
Assets of discontinued operations (Note 3)	134,808
Other current assets	2,690

Total current assets	186,806

Property, plant and equipment, net	1,858
Restricted cash	9,426
Other assets of discontinued operations (Note 3)	76,406
Other assets	427

$274,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279
Liabilities of discontinued operations (Note 3)	92,773
Accrued lease obligations	6,102
Accrued salaries, benefits and related taxes	4,096
Accrued warranty	260
Accrued expenses and other current liabilities	5,441

Total current liabilities	109,951
Taxes payable and other long-term liabilities	467
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred shares—$.01 par value, 5,000,000 shares authorized; none issued & outstanding	—
Common shares—$.01 par value, 140,000,000 shares authorized; issued & outstanding shares *27,856,000 at January 31, 2005	624
Paid-in capital	405,203
Accumulated other comprehensive income	4,205
Accumulated deficit	(245,527)

Total shareholders’ equity	164,505

Total liabilities and shareholders’ equity	$274,923

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

For the period September 3, 2005 to January 31, 2006
Shareholders’ equity at September 2, 2005	$212,778
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	4,948
Accrue estimated litigation costs	(16,702)
Accrue estimated lease settlement costs	241
Accrue estimated net costs during liquidation	(7,986)
Distributions to shareholders	(145,664)

Net assets in liquidation at January 31, 2006	$47,615

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(GOING CONCERN BASIS)

(In thousands, except per share data)

	For the period February 1, 2005 to September 2, 2005	Year ended January 31, 2005	Year ended January 31, 2004
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Operating expenses	—	—	—

Income (loss) from continuing operations	$—	$—	$—

Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 3)	221,391	(90,781)	(49,408)

Net income (loss)	$221,391	$(90,781)	$(49,408)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$—	$—	$—
Income (loss) from discontinued operations	7.88	(3.28)	(1.87)

	$7.88	$(3.28)	$(1.87)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$—	$—	$—
Income (loss) from discontinued operations	7.44	(3.28)	(1.87)

	$7.44	$(3.28)	$(1.87)

Shares used in computing net income (loss) per common share: (*)
Basic	28,084	27,683	26,373

Diluted	29,775	27,683	26,373

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(GOING CONCERN BASIS)

(In thousands)

	Common Shares		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total
	Shares	Amount
Balance at January 31, 2003	57,362	$574	$364,991	$2,471	$(105,338)	$262,698
Issuance of common shares	1,086	10	6,454			6,464
Common shares issued and the value of the stock options assumed in conjunction with acquisition	3,284	32	30,037	—	—	30,069
Deferred compensation write-off discontinued operations	—	—	133	—	—	133
Comprehensive income (loss):
Net loss	—	—	—	—	(49,408)	(49,408)
Net change in foreign exchange translation adjustment	—	—	—	2,008	—	2,008
Net unrealized gain on foreign currency forward contracts	—	—	—	1,310	—	1,310

Total comprehensive loss	—	—	—	3,318	(49,408)	(46,090)

Balance at January 31, 2004	61,732	616	401,615	5,789	(154,746)	253,274
Issuance of common shares	726	8	3,272	—	—	3,280
Stock-based compensation expense	—	—	316	—	—	316
Comprehensive income (loss):
Net loss	—	—	—	—	(90,781)	(90,781)
Net change in foreign exchange translation adjustment	—	—	—	(179)	—	(179)
Net unrealized loss on foreign currency forward contracts	—	—	—	(1,430)	—	(1,430)
Unrealized gain on investments	—	—	—	25	—	25

Total comprehensive loss	—	—	—	(1,584)	(90,781)	(92,365)

Balance at January 31, 2005	62,458	624	405,203	4,205	(245,527)	164,505
Issuance of common shares	1,407	14	4,360	—	—	4,374
Stock-based compensation expense	—	—	3,678	—	—	3,678
Cash distribution	—	—	(177,000)	—	—	(177,000)
Common stock conversion	(34,822)	(348)	348	—	—	—

Comprehensive income (loss):
Net income	—	—	—	—	221,391	221,391
Net change in foreign exchange translation adjustment	—	—	—	(4,291)	—	(4,291)
Net unrealized loss on foreign currency forward contracts	—	—	—	104	—	104
Unrealized gain on investments	—	—	—	17	—	17

Total comprehensive income	—	—	—	(4,170)	221,391	217,221

Balance at September 2, 2005	29,043	$290	$236,589	$35	$(24,136)	$212,778

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(GOING CONCERN BASIS)

(In thousands)

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005	Year Ended January 31, 2004
Operating Activities:
Net income (loss)	$221,391	$(90,781)	$(49,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,477	20,263	19,968
Impairment of goodwill	—	62,400	—
Impairment of long-lived assets	—	—	3,804
Restructuring charges (reversals)	—	(888)	3,388
Gain on sale of discontinued operations	(232,136)	(4,088)	—
Stock-based compensation	3,678	316	—
Gain on sale of facility	—	—	(945)
Unrealized loss on foreign currency hedging/forward contracts	(18)	(1,430)	(1,426)
Gain on sale of investments	—	—	(4,582)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,002)	(7,523)	(14,156)
Inventories	5	4,587	(27,021)
Prepaid expenses and other current assets	819	(1,785)	1,577
Accounts payable	1,481	(5,409)	23,874
Short term notes payable	—	4,453	(220)
Accrued expenses, income taxes payable, and other long-term liabilities	8,408	2,194	1,378

Net cash (used in) provided by operating activities	12,103	(17,691)	(43,769)

Investing Activities:
Additions to property, plant and equipment	(9,890)	(9,608)	(9,164)
Proceeds from the sale of discontinued operations, net	403,114	13,576	4,343
Proceeds from sale of investments	—	—	7,720
Other assets	(292)	1,299	(9,700)
Change in restricted cash	(6,574)	(8,857)	16,480
Short-term investment purchases	(107,415)	(22,918)	(39,274)
Short-term investment sales	5,139	28,688	9,071
Short-term investment maturities	—	—	32,356

Net cash provided by investing activities	284,082	2,180	11,832

Financing Activities:
Proceeds from the issuance of short-term notes payable	500	—	—
Distributions to shareholders from net proceeds sale of subsidiary	(177,000)	—	—
Proceeds from issuance of common shares, net	4,374	3,280	6,464

Net cash (used in) provided by financing activities	(172,126)	3,280	6,464

Increase (decrease) in cash	124,059	(12,231)	(25,473)
Effect of exchange rate changes on cash and cash equivalents	50	(158)	5,705

Increase (decrease) in cash and cash equivalents	124,109	(12,389)	(19,768)
Cash and cash equivalents at beginning of year	32,239	44,628	64,396

Cash and cash equivalents at end of year	$156,348	$32,239	$44,628

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$129	$953	$—

Income taxes, net	$101	$(726)	$—

Supplemental disclosure of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$145,664	$—	$—

Common shares issued in acquisitions	$—	$—	$29,236

See accompanying notes.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. (“REMEC” or the “Company”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution effective September 3, 2005, at our August 31, 2005 special shareholder meeting. The Company completed the sale of its Wireless Systems business on September 2, 2005, which was the last operating business unit of the Company. The key features of the Plan of Dissolution include (1) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or adequately providing for payment for all of our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

REMEC will continue in existence until its final dissolution, which is currently expected to occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2007. During this period, we will not operate our business as a going concern. Our Plan of Dissolution gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

REMEC was incorporated in the State of California in January 1983. REMEC formerly was a designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over commercial wireless communications networks in the defense and commercial sectors. REMEC’s products were designed to improve the capacity, efficiency, quality and reliability of commercial wireless communications infrastructure equipment and operate at the full range of frequencies currently used in wireless communications transmissions including at radio (“RF”), microwave and millimeter wave frequencies. REMEC also developed and manufactured wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the period February 1, 2005 to September 2, 2005 and for the years ended January 31, 2005 and 2004 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan of Dissolution and the imminent nature of liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

During fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. As of January 31, 2006 all REMEC operating business units have been sold.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal year 2005, we entered into an agreement to sell our Defense & Space group. Our shareholders approved the sale of our Defense & Space business on May 18, 2005 and the sale closed on May 20, 2005. Defense & Space is reported as Discontinued Operations and assets and liabilities of discontinued operations in all periods presented.

During fiscal year 2006, our Electronic Manufacturing Services (“EMS”) business was sold and closed on July 1, 2005, and is reported as Discontinued Operations and assets and liabilities of discontinued operations in all reporting periods. Our ODU product line was sold and closed on August 26, 2005, and is reported as Discontinued Operations and assets and liabilities of discontinued operations in all periods presented Our Wireless Systems business (“Wireless”) was sold and closed on September 2, 2005, and is reported as Discontinued Operations and assets and liabilities of discontinued operations in all periods presented.

The conversion from the going concern basis to the liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting from a going concern, the Company recorded the following adjustments to record its assets and liabilities to fair value as of September 3, 2005, the date of adoption of the liquidation basis of accounting (in 000’s):

Adjust assets and liabilities to fair value:
Adjustment to write down receivables and other current assets	$(3,836)
Adjustment to write down other long term assets	(3,933)
Adjustment to write down fixed assets	(3,515)
All other, net	2,372

Total adjustments of assets and liabilities to fair value	(8,912)

Accrued estimated net costs during liquidation:
Accrued estimated lease settlement costs	(15,863)
Costs to be incurred during liquidation period	(7,612)
Accrued estimated litigation costs	(2,000)

Total estimated net costs during liquidation	(25,475)

Total adjustments as of September 3, 2005	$(34,387)

Principles of Consolidation

Prior to the divestitures discussed above, the consolidated financial statements included the accounts of the Company and all majority-owned and one variable interest entity in which the Company was considered the primary beneficiary (see “Consolidation of Variable Interest Entities” section below). All significant inter-company accounts and transactions through September 2, 2005 have been eliminated in consolidation.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the adoption of our Plan of Dissolution, based on the provisions of Interpretation No. 46, the Company concluded that an entity in the Philippines was a VIE in which the Company was the primary beneficiary, as the Company provided the financial support necessary for the entity to carry its normal operations. The entity was engaged in the ownership of land. Accordingly, the financial statements of the VIE have been consolidated with the Company as of January 31, 2005 as follows:

$ 000’s
Total Assets	$1,024
Total Liabilities	(967)
Equity	(57)

The Company’s maximum exposure to loss related to this entity was approximately $1.0 million at January 31, 2005. The Philippines business unit was sold as part of the Wireless Transaction in fiscal 2006.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation prior to September 2, 2005.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, worker’s compensation insurance and claims expense, costs associated with the divestment of our business units and miscellaneous other costs, partially offset by estimated future interest earnings, such costs were estimated at $17.8 million and taxes payable of $28.7 million, as of January 31, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, and resolve outstanding litigation, claims and liabilities. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to $16.7 million as of January 31, 2006, represent both estimated future legal fees to be incurred and amounts to be paid in settlement or by way of final judgment. Included in this amount is a $0.7 million self insured retention with one of our primary insurance carriers. Our continued defense of litigation may result in a lesser or greater amount than our current estimate, affecting net assets in liquidation. We are not aware of, and have not accrued for, any other outstanding litigation other than what is described in under our legal proceedings as of January 31, 2006.

Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $5.2 million as of January 31, 2006, represent the settlement value on our remaining three facilities. The settlement of lease costs includes $3.6 million in lease terminations fees including estimated commissions and other miscellaneous settlement costs. The Company anticipates the settlement of all leases and sublet contracts within less than 12 months.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents included investments held in a money market fund of $73.4 million at January 31, 2006 and there were no cash and cash equivalents held in investments at January 31, 2005. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale and were reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s current operations. The carrying amounts of these securities approximate fair value due to the short maturities of these instruments. As a result of the Company’s Plan of Dissolution, the Company is no longer purchasing new investments. All short-term investments have matured as of January 31, 2006.

Derivative Financial Instruments

Prior to the adoption of our Plan of Dissolution, the Company recognized all derivatives, consisting of foreign currency forward contracts, as either assets or liabilities in the consolidated balance sheets (going concern basis) and measured those instruments at fair value, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses resulting from changes in the fair values of those derivative instruments were recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting. For those instruments qualifying for hedge accounting, the Company formally documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company also assessed, both at the inception of the hedge and on an on-going basis, whether the derivatives that were used in hedging transactions were effective. Should it be determined that a derivative was not effective as a hedge, the Company discontinued the hedge accounting prospectively.

The Company discontinued the use of derivatives in the second quarter of fiscal year 2006. At September 2, 2005, upon the adoption of the Plan of Dissolution, there were no outstanding derivative contracts. In addition, subsequent to the adoption of our Plan of Dissolution, the Company did not enter into any derivatives. Consequently, at January 31, 2006, there were no outstanding derivative contracts.

Concentration of Credit Risk

Prior to the adoption of our Plan of Dissolution, accounts receivable were principally from domestic and international customers in the telecommunications industry and prime contractors of U.S. government contracts. Credit was extended based on an evaluation of the customer’s financial condition and generally collateral was not required. The Company performed periodic credit evaluations of its customers and maintained reserves for potential credit losses.

During the period February 1, 2005 to September 2, 2005, there were two customers in the Wireless segment that accounted for a total of 27% of the Company’s net sales. During fiscal 2005, two customers in the Wireless segment and one customer in the Defense & Space segment accounted for a total of 35% of the Company’s net sales. During fiscal 2004, one customer in the Company’s Wireless Systems segment and one customer in the Defense & Space segment accounted for a total of 28% of the Company’s net sales.

Financial Instruments

Financial instruments that subject the Company to credit risk also consist of cash balances maintained in the United States in excess of federal depository insurance limits. The accounts maintained by the Company at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The uninsured balance was $77.6 million and $33.2 million at January 31, 2006 and 2005, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

Factoring Arrangement

The Company had a factoring arrangement whereby certain of its receivables were sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship,

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables were sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. Approximately 0% and 29% of accounts receivable were factored at January 31, 2006 and January 31, 2005, respectively. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and no advances as of January 31, 2006. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

In fiscal year 2005, the factoring arrangement limit was increased from $15 million to $25 million, with all other terms and conditions remaining the same. In fiscal year 2006, the factoring arrangement limit was increased from $25 million to $35 million, with all other terms and conditions remaining the same. In connection with the discontinuance of our operations and adoption of the Plan of Dissolution, the Company cancelled this facility effective November 30, 2005. There were no factorings under this facility as of January 31, 2006.

Late in fiscal year 2005, a foreign subsidiary of the Company entered into a 6 million Euro factoring arrangement whereby certain of its receivables were sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material, workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables were sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. The foreign subsidiary was sold as part of the Wireless sale transaction. There were no factorings under this facility as of January 31, 2006.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of losses related to customer’s receivable balances, excluding amounts that are factored. In establishing the appropriate provisions for customer receivables balances, the Company makes assumptions with respect to their ability to be collected in the future. The Company’s assumptions are based upon individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivables balances. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on the Company’s experience in collecting these amounts. At January 31, 2005, accounts receivable totaled $60.5 million, net of reserves for bad debt of $1.2 million and is reported in assets of discontinued operations (Note 3). As a result of the Company’s divestitures, discontinuation of operations and adoption of the Plan of Dissolution, the Company will no longer generate receivable balances from sales revenue. As of January 31, 2006 accounts receivable totaled $2.4 million, net of reserves for bad debt of $0.8 million and consisted of receivables which were not part of the Defense & Space, EMS, ODU or Wireless divestitures.

Inventories

Inventories were stated at the lower of weighted average cost or market. The Company provided allowances based on excess and obsolete inventories determined primarily by future demand sales forecasts. The allowance was measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which was a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory was established, and subsequent changes in facts and circumstances did not result in the restoration or increase in that newly established cost basis, in compliance with SAB Topic 5.BB. At January 31, 2005, inventories totaled $70.4 and are reported in assets of discontinued operations (Note 3). As a result of the Company’s divestitures, discontinuation of operations and adoption of the Plan of Dissolution, the Company no longer has inventory.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives The Company adopted SFAS No. 142 on February 1, 2002 and has performed its impairment test on an on-going basis, but at least annually.

Intangible assets (other than goodwill) in the accompanying consolidated balance sheet at January 31, 2005 are primarily comprised of trademarks and acquired technology recorded in connection with the Company’s acquisitions. Intangible assets with finite lives (other than goodwill) are evaluated for impairment quarterly using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

Restricted Cash

Restricted cash as of January 31, 2006 was $20.6 million. Restricted cash balance includes $1.0 million held in escrow for a period of nine months related to the sale of our ODU business and $15.1 million (including interest) related to the sale of our Wireless business held in escrow for a period of nine months after the closing date to satisfy REMEC’s potential indemnification obligations. The remaining balance of $4.5 million represents a certificate of deposit placed to cover certain letters of credit and banking products previously secured by our receivables and inventory.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

The estimated fair values for financial instruments under SFAS No. 107 are determined at the balance sheet dates based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including cash, accounts and notes receivable, accounts payable, and letters of credit, the carrying amounts approximate fair value due to their maturities.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Obligations

Prior to the adoption of our Plan of Dissolution, the Company provided for the estimated costs of product warranties in the period sales were recognized. The Company’s warranty obligation was affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Had product performance, material usage or labor repair costs differ from the Company’s estimates, revisions to the estimated warranty liability would have been required. As a result of the Company’s divestures, discontinuation of operations and adoption of the Plan of Dissolution, warranty reserves are no longer required and have been eliminated.

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

Income Tax Contingencies

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.

Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Foreign Currency Translation

Prior to the sale of the Company’s business units and adoption of the Plan of Dissolution in fiscal 2006, the Company translated the financial statements of its Finnish, U.K., and South Korean subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency for all other foreign subsidiaries was the U.S. dollar or in currencies tied to the U.S. dollar. Foreign currency balance sheet accounts were translated into U.S. dollars at a rate of exchange in effect at fiscal year end. Income and expenses were translated at the average rates of exchange in effect during the year. The related translation adjustments were made directly to a separate component of comprehensive income (loss) within shareholders’ equity. Transactions denominated in currencies other than the local currency were recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized and unrealized foreign currency transaction (losses) gains totaled $(3.5) million, $(0.3) million, and $0.7 million during the period from February 1, 2005 to September 2, 2005 and fiscal years ended 2005 and 2004 respectively.

Revenue Recognition

Prior to the adoption of the Plan of Dissolution, the Company recognized revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Accordingly, revenue was recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement existed; (ii) delivery of the products and/or services had occurred; (iii) the selling price was fixed or determinable; and (iv) collectibility was reasonably assured.

In accordance with SAB No. 104, revenues from product sales were recognized upon shipment of product and transfer of title to customers; revenues associated with the performance of non-recurring engineering and development contracts were recognized when earned under the terms of the related contract; and revenues for cost-reimbursement contracts were recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to estimated costs. Most of the Company’s non-recurring engineering projects were within the Company’s Defense & Space segment. The general terms of these agreements contain milestone provisions and/or the delivery of a prototype product. The Company was entitled to bill the customer for the specified amount and recognize revenue upon the completion of the related milestone (to customer satisfaction or by fulfillment of specifications) or delivery and the transfer of title of the prototype.

Shipping Costs

Prior to the approval of our Plan of Dissolution, the Company followed EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping costs related to shipments between production facilities and shipments from production facilities to distribution facilities were reflected in costs of sales.

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

Discontinued Operations

Prior to the adoption of the Plan of Dissolution, in accordance with SFAS No. 144, the Company accounted for the results of operations of a component of an entity that had been disposed or that met all of the “held for sale” criteria, as discontinued operations, if the component’s operations and cash flows had been (or were to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification required having the appropriate approvals by our management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria were met, the component was then classified as “held for sale” and its operations reported as discontinued operations (See Note 3).

Computation of Net Income (Loss) Per Share

Prior to the adoption of our Plan of Dissolution, we reported net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share was computed using the weighted average shares outstanding for each period presented. Diluted income (loss) per share was computed using the weighted

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. (In thousands, except per share data):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005	Year Ended January 31, 2004
Net income (loss)	$221,391	$(90,781)	$(49,408)
Net income/(loss) per share:
Basic	$7.88	$(3.28)	$(1.87)
Diluted	$7.44	$(3.28)	$(1.87)
Weighted average shares outstanding (*)

Basic	28,084	27,683	26,373
Effect of dilutive stock options	1,691	—	—

Diluted	29,775	27,683	26,373

(*)	Reflects effect of reclassification and exchange as detailed below

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaled 4,722,000 for the period February 1, 2005 to September 2, 2005.

Potentially dilutive securities (which include options) totaling 1,023,000 and 650,000 for the years ended January 31, 2005 and 2004, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

During the second quarter of fiscal 2006, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the merger sale of REMEC Defense & Space group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share. The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

The net loss per share calculation presented above for prior years is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of FY 2004 and all common shares outstanding were exchanged at a ratio of 1 to 0.446 share:

	For the period February 1, 2005 to September 2, 2005	January 31, 2005	January 31, 2004
	Weighted Average	Weighted Average	Weighted Average
Number of Common Shares Outstanding	62,969,544	62,069,250	59,132,041
Multiply by 0.446 Conversion factor	0.446	0.446	0.446

New Number of Common Shares Outstanding,	28,084,417	27,682,886	26,372,890

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and rights under the employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options or the rights granted under the employee stock purchase plan.

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

The Company’s pro forma information follows (in 000’s, except per share data):

	For the period February 1, 2005 to September 2, 2005	Years Ended January 31,
		2005	2004
Net income (loss), as reported	$221,391	$(90,781)	$(49,408)
Pro forma
Add: Stock-based employee compensation expense included in net income (loss), net of tax effects	3,678	316	—
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(4,408)	(6,208)	(7,093)

Pro forma net income (loss)	$220,661	$(96,673)	$(56,501)

Income (loss) per share:
Basic—as reported	$7.88	$(3.28)	$(1.87)
Basic—pro forma	$7.86	$(3.49)	$(2.14)
Diluted—as reported	$7.44	$(3.28)	$(1.87)
Diluted—pro forma	$7.41	$(3.49)	$(2.14)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted under employee stock option plans and employee stock purchase plan for the period of February 1, 2005 to September 2, 2005 and for the years ended January 31, 2005 and 2004, respectively were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the period February 1, 2005 to September 2, 2005	Years Ended January 31,
		2005	2004
Dividend yield	None	None	None
Risk-free interest rate	3.9%	3.6%	6.0%
Expected volatility	80.6%	82.1%	83.8%
Expected life	4-5 years	5 years	6.3 years

Stock Options Exercised

For the period February 1, 2005 to September 2, 2005 of fiscal 2006, the Company issued a total of 1,406,377 shares of common stock upon exercise of stock options by employees. Total proceeds received were $4.4 million.

3.    DISCONTINUED OPERATIONS

Prior to the adoption of the Plan of Dissolution, in accordance with SFAS No. 144, the Company accounted for the results of operations of a component of an entity that had been disposed or that met all of the “held for sale” criteria, as discontinued operations, if the component’s operations and cash flows had been (or were to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification required having the appropriate approvals by our management, Board of Directors and shareholders, as applicable, and meeting other criteria. When all of these criteria were met, the component was then classified as “held for sale” and its operations reported as discontinued operations.

During fiscal year 2005, the management of REMEC engaged the services of financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of the Company’s business units. The Company has sold all remaining operating businesses in fiscal year ended 2006. Whereas REMEC, Inc. will continue in existence until its final dissolution, which is currently expected to occur during fiscal year end 2007 and will not continue business as a going concern during such period.

The following transactions were completed during fiscal year 2006.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

REMEC Defense & Space Divestment

On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, REMEC Defense & Space, Inc. (“REMEC Defense & Space”), to Chelton Microwave Corporation (“Chelton Microwave”) for $256.0 million in cash, after certain post-closing adjustments and the assumption of certain liabilities by Chelton Microwave. The sale of REMEC Defense & Space was made pursuant to an Agreement and Plan of Merger, dated December 20, 2004, by and among REMEC, REMEC Defense & Space, Chelton Microwave and Chelton RDS Acquisition Corp., a wholly owned subsidiary of Chelton Microwave. Prior to this transaction, no material relationship existed between REMEC and Chelton Microwave, or their respective affiliates, directors or officers, or any associates of their directors or officers.

$ in 000’s
Proceeds from sale	$255,783
Transaction expenses:
Investment banker fees	3,398
Transaction costs	1,835
Other divestment related costs	4,787

Total expenses	10,020

Net proceeds	245,763
Net assets sold	32,582

Gain on sale before tax	213,181
Estimated income tax	21,975

Gain on sale after tax	$191,206

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMS Divestment

On July 1, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Veritek Manufacturing Services, LLC a Delaware limited liability company (“Veritek”) and Samjor Family Limited Partnership, a Nevada limited partnership, whereby REMEC has agreed to sell to Veritek substantially all of the assets and certain liabilities of its electronics manufacturing services business unit (“EMS”). The aggregate purchase price for the sale is $19 million payable in cash at closing, subject to certain adjustments including a working capital-based adjustment. In addition to the aggregate purchase price, Veritek agreed to pay to REMEC, at the end of each calendar quarter through December 31, 2006, an additional amount equal to 10% of the amount, if any, by which the average quarterly gross sales placed by certain parties with EMS exceeds $7.5 million; such additional amount will not exceed $4.0 million (the “Additional Payments”). The assets acquired pursuant to the Agreement include certain inventory, equipment and tangible personal property located in Escondido, California, Poway, California and Costa Rica, the accounts receivable of EMS, certain contracts and purchase orders, as well as certain intellectual property. The sale closed simultaneously with the execution of the Agreement.

$ in 000’s
Proceeds from sale	$19,000
Transaction expenses:
Investment banker fees	500
Transaction costs	700
Other divestment related costs	210

Total expenses	1,410

Net proceeds	17,590
Net assets sold	11,988

Gain on sale before tax	5,602
Estimated income tax	4,070

Gain on sale after tax	$1,532

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ODU/TRX Business Unit divestment

On August 26, 2005, the Company completed the sale of its ODU business unit to Wireless Holdings International, Inc., an international business company organized under the laws of the British Virgin Islands for $15.0 million in cash (less a $1.0 million escrow holdback), subject to certain adjustments including a working capital-based adjustment and the assumption by Wireless Holdings of certain liabilities. The sale of the ODU Business was made pursuant to an Asset Purchase Agreement between REMEC and Wireless Holdings dated July 26, 2005. Certain former key members of the management of the ODU Business are also investors in and active managers of Wireless Holdings. These individuals include Dave Newman, the Vice President and General Manager of the ODU Business and Domingo Bonifacio, the President of REMEC Manufacturing Philippines, Inc. Other than the relationship of these members of management of REMEC, there were no material relationships between REMEC and Wireless Holdings. The amount of consideration was determined by arms-length negotiations.

$ in 000’s
Proceeds from sale	$15,000
Transaction expenses:
Investment banker fees	304
Transaction and other related costs	1,009

Total expenses	1,313

Net proceeds	13,687
Net assets sold	17,494

Loss on sale before tax	(3,807)
Estimated income tax	—

Loss on sale after tax	$(3,807)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wireless Divestment

On September 2, 2005, the Company completed the sale of its Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15.0 million escrow holdback), subject to certain post-closing adjustments. Fifteen million dollars of the cash consideration is held in escrow for a period of nine months from the closing date to satisfy REMEC’s potential indemnification obligations to Powerwave. The sale of the Wireless Systems business assets resulted in REMEC divesting the majority of its remaining operating assets and liabilities, which was approved by our shareholders on August 31, 2005.

$ in 000’s
Proceeds and other consideration from sale	$146,550
Transaction expenses:
Investment banker fees	1,711
Transaction and other related costs	2,235
Other divestment related costs and accruals	16,530

Total expenses	20,476

Net proceeds	126,074
Net assets sold	71,653

Gain on sale before tax	54,421
Estimated income tax	11,200

Gain on sale after tax	$43,221

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

China Network Optimization product line

In December 2004, we sold the China Network Optimization product line for $3.7 million cash, the return of certain securities, and the assumption of certain liabilities. The Company’s accelerated penetration of the China network optimization market never materialized. The high upfront investment in working capital made us re-prioritize where we strategically invested in growth. It was determined that it was more strategic for the Wireless Systems business segment to sell the components and sub-systems into the marketplace rather than this service and installation business.

$ in 000’s
Cash proceeds from sale	$3,725
Transaction expenses:
Other termination costs	94
Transaction costs	100

Total expenses	194

Net proceeds	3,531
Net assets sold	894

Gain on sale	$2,637

Total REMEC is considered to be discontinued operations as of September 2, 2005.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the business units divested during the period February 1, 2005 to September 2, 2005 are as follows:

Operating Results Data	(Note 1) Nanowave	(Note 1) Components	(Note 1) China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$—	$—	$—	$33,027	$22,436	$18,182	$168,582	$242,227
Costs and expenses	—	—	—	(27,027)	(21,067)	(20,555)	(181,185)	(249,834)
Interest and debt expense	—	—	—	138	—	—	(2,769)	(2,631)

Income (loss) before income taxes	—	—	—	6,138	1,369	(2,373)	(15,372)	(10,238)
Provision (credit) for income taxes	—	—	—	—	—	—	(507)	(507)

Income (loss) from discontinued operations, net of income taxes	—	—	—	6,138	1,369	(2,373)	(15,879)	(10,745)

Gain (loss) on disposal of discontinued operations, net of income taxes	94	34	(144)	191,206	1,532	(3,807)	43,221	232,136

Net income (loss) from discontinued operations, net of income taxes	$94	$34	$(144)	$197,344	$2,901	$(6,180)	$27,342	$221,391

(Note 1)—Gain	(loss) on discontinued operations was a result of adjustments to sale recorded in subsequent year.

The results of operations of the business units divested during fiscal year 2005:

Operating Results Data	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$3,924	$10,208	$3,195	$99,553	$53,760	$18,855	$251,743	$441,238
Costs and expenses	(3,707)	(11,305)	(16,707)	(83,247)	(49,606)	(24,586)	(346,738)	(535,895)
Interest and debt expense	(149)	—	(9)	147	—	—	(239)	(251)

Income (loss) before income taxes	68	(1,097)	(13,521)	16,453	4,154	(5,731)	(95,234)	(94,908)
Provision (credit) for income taxes	(23)	—	—	—	—	—	62	39

Income (loss) from discontinued operations, net of income taxes	45	(1,097)	(13,521)	16,453	4,154	(5,731)	(95,172)	(94,869)

Gain (loss) on disposal of discontinued operations, net of income taxes	(190)	1,641	2,637	—	—	—	—	4,088

Net income (loss) from discontinued operations, net of income taxes	$(145)	$544	$(10,884)	$16,453	$4,154	$(5,731)	$(95,172)	$(90,781)

The results of operations of the business units divested during fiscal year 2004:

Operating Results Data	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$6,806	$18,132	$7,725	$82,102	$59,320	$13,309	$197,141	$384,535
Costs and expenses	(9,898)	(23,688)	(7,680)	(66,500)	(53,359)	(25,508)	(249,477)	(436,110)
Loss on long-lived assets	(1,889)	—	—	(878)	—	—	(1,038)	(3,805)
Interest and debt expense	(284)	—	12	50	—	—	5,920	5,698

Income (loss) before income taxes	(5,265)	(5,556)	57	14,774	5,961	(12,199)	(47,454)	(49,682)
Provision (credit) for income taxes	377	—	—	—	—	—	(103)	274

Net income (loss) from discontinued operations, net of income taxes	$(4,888)	$(5,556)	$57	$14,774	$5,961	$(12,199)	$(47,557)	$(49,408)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major classes of assets and liabilities of divested business units as of January 31, 2005 are as follows:

January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3
Accounts receivable, net of allowance for doubtful accounts of $1,224	60,501
Notes and other receivables	1,320
Inventories, net	70,445
Other current assets	2,539

Assets of discontinued operations- current	$134,808

Property, plant and equipment, net	$70,109
Goodwill, net	3,018
Intangibles, net	2,572
Other assets	707

Other assets of discontinued operations	$76,406

LIABILITIES
Current liabilities:
Accounts payable	$51,973
Accrued expenses and other current liabilities	39,550
Taxes payable and other long-term liabilities	1,250

Liabilities of discontinued operations	$92,773

The major classes of assets and liabilities of discontinued operations as of January 31, 2005 are as follows (in 000’s):

	January 31, 2005
	Assets Held for Sale	Other Assets Held for Sale
Cash and Cash Equivalents	$3	$—
Accounts Receivable, net	60,501	—
Notes and Other Receivables	1,320	—
Inventories, net	70,445	—
Other Current Assets	2,539	—
Property, Plant and Equipment	—	70,109
Goodwill, net	—	3,018
Intangible Assets, net	—	2,572
Other Assets	—	707

	$134,808	$76,406

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2005
	*Accrued Expenses and Other Liabilities	Liabilities of Discontinued Operations
Accounts Payable		$51,973
Accrued expenses and other current liabilities:
Accounts payable (going concern)	$1,279
Accrued payroll and benefits	6,163
Accrued warranty	8,587
Accrued lease obligations	347
Accrued insurance	3,603
Accrued operating expenses and other current liabilities	19,104	*39,550
Taxes payable and other long-term liabilities	467	1,250

	$39,550	$92,773

4.    PRIOR ACQUISITIONS

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

5.    FINANCIAL STATEMENT DETAILS

Short-Term Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As of January 31, 2005, the Company had short-term investments of $4.5 million. Unrealized gains on short-term investments are included in other comprehensive income. Gross realized and unrealized gains and losses on sales of short-term investments were not significant in either fiscal 2006 or fiscal 2005.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2006, short-term investments are $0. Short-term investments as of January 31, 2005, by security type, consist of the following (in 000’s):

Recorded Value January 31, 2005
Commercial Paper	$1,943
U.S. Government Agencies	2,588

$4,531

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company had not engaged in hedging or derivative transactions until January 2004. Prior to the adoption of our Plan of Dissolution, the Company used derivatives to manage foreign currency risk and not for trading purposes. The Company discontinued the use of derivatives in the second quarter of fiscal year 2006.

Foreign Currency Cash Flow Hedges

Prior to the adoption of our Plan of Dissolution, we transacted sales denominated in Euros with two of our largest customers and entered into hedging contracts to offset the potential exposure related to foreign currency fluctuations. During fiscal year 2004, we entered into forward contracts which did not qualify for special hedge accounting, therefore the forward contracts were marked to market and related gains and losses were recorded in income. The net realized losses related to these contracts were $0.3 million in fiscal 2004, which is included in other income, net. All of these contracts were settled as of January 31, 2004.

To address increasing revenue growth denominated in foreign currencies and the related currency risks, in the fourth quarter of fiscal year 2004, the Company established a formal documented program to utilize foreign currency contracts to both mitigate the impact of currency fluctuations on existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with selected anticipated foreign currency transactions anticipated within 12 months. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, that are not designated for special accounting treatment, or that are not effective as hedges, are recognized currently in earnings. The Company discontinued the use of derivatives in the second quarter of fiscal year 2006.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2005, the Company recorded a gain of $0.3 million in other income associated with forecasted transactions that were no longer expected to occur as originally documented, and a charge of $0.9 million in other income associated with time value that has been excluded from effectiveness testing. For the period February 1, 2005 to September 2, 2005, the Company recorded a gain of $0.01 in other income with forecasted transactions that were not longer expected to occur and $0.0 in other income associated with time value that would have been excluded from effectiveness testing. At January 31, 2005, all outstanding cash flow hedging derivatives had a maturity of less than 6 months.

The following table summarizes impact of cash flow hedges on OCI (pre-tax) in fiscal 2005:

Pre-Tax OCI
(in thousands)
Ending balance gain at January 31, 2004	$1,307
Net change on cash flow hedges	(1,258)
Reclassifications to revenue	154
Reclassifications to other income	(307)

Ending balance loss at January 31, 2005	$(104)

The Company discontinued the use of derivatives in the second quarter of fiscal year 2006. At September 2, 2005, there were no outstanding contracts. In addition, subsequent to the adoption of our Plan of Dissolution, we did not enter into any derivatives. Consequently, at January 31, 2006, there was no outstanding cash flow hedging derivatives.

Balance Sheet Hedging.    Prior to the adoption of the Plan of Dissolution, the Company managed the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. These contracts were not designated under SFAS No. 133 for special accounting treatment and changes in their fair value were recognized currently in other income and substantially offset the re-measurement gains and losses associated with the foreign currency denominated assets and liabilities.

Outstanding net foreign exchange forward contracts at January 31, 2005 are presented in the table below. Weighted average forward rates are quoted using market convention.

	Net Notional Amount ($000)	Weighted Average Rate
Cash Flow Hedges:
Euro purchases	$28,159	1.3059

The Company discontinued the use of derivatives in the second quarter of fiscal year 2006. At September 2, 2005, there were no outstanding contracts. In addition, subsequent to the adoption of our Plan of Dissolution, we did not enter into any derivatives. At January 31, 2006, there were no remaining outstanding net foreign exchange forward contracts.

Inventories

Inventories sold subsequent to January 31, 2005 are classified as held for sale and are reflected in the Consolidated Balance Sheet (Going Concern Basis) are considered discontinued operations (Note 3).

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net inventories consisted of the following (in 000’s):

	January 31, 2005
	Gross	Reserves	Net
Raw materials	$56,153	$(13,721)	$42,432
Work in progress	14,176	—	14,176
Finished goods	20,930	(7,093)	13,837

	$91,259	$(20,814)	$70,445

The Company had a reserve for excess and obsolete inventory of $15.1 million as of January 31, 2005. The Company also had additional reserves for anticipated contract losses of $5.7 million as of January 31, 2005.

Property, plant and Equipment

As a result of the Company’s liquidation and dissolution the majority of the assets were sold with the business units in fiscal year ended 2006. The Company’s remaining property and equipment will no longer be required for ongoing operating activities. As a result, the Company recorded a $3.5 million asset adjustment during the third quarter of fiscal year ended 2006 in order to state the assets at their fair value less estimated selling costs. As of January 31, 2006, the Company’s property, plant and equipment, including fully amortized leasehold improvements have been fully written down to a zero fair value.

Net property, plant and equipment consisted of the following (in 000’s):

January 31, 2005
Machinery and equipment	$115,376
Land, building and improvements	12,917
Network equipment, PCs, software and other	17,798
Leasehold improvements	10,918

157,009
Less accumulated depreciation and amortization	(86,900)

$70,109

Depreciation expense for the period February 1, 2005 to September 2, 2005 was $9.1 million and for the years ended January 31, 2005 and 2004 were $19.6 million and $18.9 million, respectively.

Assets subject to capital leases were $4.2 million at January 31, 2005.

Property, plant and equipment sold subsequent to January 31, 2005 are reflected in the Consolidated Balance Sheet (Going Concern Basis) as assets of discontinued operations (Note 3).

Goodwill, Intangible and Other Assets

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the adoption of the Plan of Dissolution, the Company determined there were indicators of impairment for the Wireless reporting segment as a result of changes in management assumptions with respect to revenue growth and gross margins. The Company determined that the goodwill carrying value of the Wireless reporting segment exceeded its implied fair value and recorded an impairment charge of $62.4 million in the third quarter of fiscal 2005. The remaining balance of $3.0 million was related to our Defense & Space business unit and was written down in fiscal 2006 as a result of the Company’s divestment and sale of the business unit.

The following table summarizes the activity related to net goodwill reflected in the Consolidated Balance Sheet (Going Concern Basis) are considered discontinued operations (Note 3) (in 000’s):

Balance at beginning of year February 1, 2004	$65,275
Revaluation of acquisition goodwill	143
Write-off of impaired goodwill	(62,400)

Balance at end of year January 31, 2005	$3,018
Sale of Defense & Space group	(3,018)

Balance at end of year January 31, 2006	$—

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

During the fiscal quarter ended July 30, 2004, the Company determined there were indicators of impairment for the Wireless Systems reporting segment as a result of changes in management’s assumptions with respect to revenue growth and gross margins. The Company tested the goodwill of the reporting segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The performance of the test required a two-step process. The first step of the test involved comparing the fair value of the affected reporting unit with

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the reporting segment’s aggregate carrying value, including goodwill. The Company estimated the fair value of the Wireless Systems reporting segment as of July 2004 using the income approach methodology of valuation. The assumptions used in this impairment test included sales growth rates ranging from 4%-8%, gross profit margins ranging from 14%-24%, and a discount rate of 18.6%. The estimates used reflected the Company’s inability to gain market segment share or attain the level of profitability previously anticipated. As a result of this comparison, the Company determined that the carrying value of the Wireless Systems business unit exceeded its implied fair value as of July 2004. The Company had to issue financial statements before completing the second step of the impairment test that allows management to measure the actual amount of the impairment loss. Using the guidance included in SFAS No. 5, Accounting for Contingencies the Company determined that an impairment loss was probable and that this impairment loss could be reasonably estimated. The Company’s management made its best estimate of the goodwill impairment loss for the Wireless Systems reporting segment to be $62.4 million, the total amount of goodwill for that segment. In accordance with SFAS No. 142, the Company recorded an estimated charge to write down the value of its goodwill in the fiscal quarter ended July 30, 2004. During the Company’s fiscal quarter ending October 29, 2004, the Company completed the second step of the goodwill impairment test, which required the Company to compare the implied fair value of the reporting segment goodwill with the carrying amount of that goodwill. Based on this assessment, there was no adjustment required to the loss recorded in the second fiscal quarter.

Other Intangible Assets

Acquired intangible assets sold subsequent to January 31, 2005 are reflected in the Consolidated Balance Sheet (Going Concern Basis) are considered discontinued operations (Note 3).

The remaining balance of $2.6 million was sold in fiscal 2006 as a result of the Company’s divestment in its business units.

Acquired intangible assets subject to amortization at January 31, 2005 were as follows (in 000’s):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$4,800	$(2,228)	$2,572
Patents and trademark	111	(111)	—

	$4,911	$(2,339)	$2,572

Amortization expense related to other intangible assets totaled $0.4 million for the period February 1, 2005 to September 2, 2005 and $0.7 million and $1.1 million fiscal years 2005 and 2004, respectively.

At January 31, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment loss was recognized during fiscal 2005 related to these assets.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2003, the Company received a common stock warrant from a customer in a contract settlement agreement. During the fourth quarter of fiscal 2004, the Company exercised the warrant and sold the underlying securities for $5.3 million. The resulting gain of $4.5 million is reflected in income (loss) from discontinued operations in the Consolidated Statement of Operations.

6.    SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company’s 1995 and 2001 Equity Incentive Plans (collectively, the “Plans”) provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of the Company. The Company also maintains the 1996 Non-employee Directors Stock Option Plan (the “Directors Plan”) that provides for the grant of non-qualified stock options to non-employee directors of REMEC. The original terms of the Plans and the Directors Plan contain acceleration provisions in the event of a change in control or a sale of substantially all assets of the Company. In fiscal year 2006, as a result of the liquidating distribution, the exercise prices and the quantities of all stock option grants and restricted stock unit grants were required in accordance with APB 25.

In fiscal year 2006, as a result of the sale and disposition of all operating REMEC business units, the vesting period acceleration provisions provided by the Plans and the Directors Plan were triggered. These provisions provided for the immediate vesting of all unvested options or restricted stock units effective with the change in control or sale of substantially all assets of the Company. As a result, the vesting period of 2,540,000 stock options and 756,000 restricted stock units were accelerated and fully vested on May 20, 2005 in conjunction with the sale of the Defense and Space group. The vesting period of 182,000 stock options and 38,000 restricted stock units were accelerated and fully vested on July 1, 2005 in conjunction with the EMS transaction. Additionally, the vesting period of 5,423,000 stock options and 2,184,000 restricted stock units were accelerated and fully vested on September 2, 2005 in conjunction with the Wireless Transaction and the ODU sale.

The Company’s shareholders have approved the issuance of a total of 82,156,000 shares of common stock under the Plans. The exercise price of the incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the Plans generally vest over four years and generally expire nine years from the date of grant.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, a total of 2,756,000 shares of common stock have been reserved under the Directors Plan for non-qualified stock option grants to non-employee directors of REMEC. Under the Directors Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Directors Plan generally vest over three years and generally expire nine years from the date of grant.

During fiscal 2005, the Company tendered an offer to REMEC employees to exchange certain outstanding options to purchase shares of REMEC common stock with exercise prices of $2.45 per share or greater, as adjusted to reflect the impact of the stock option re-pricing arising from the Company liquidating distributions, for Restricted Stock Units that represented the right to receive shares of common stock of REMEC. The exchange ratio was 4 options for 1 restricted stock unit.

During fiscal 2006 and 2005, respectively, the Company issued 80,000 and 902,000 shares of restricted stock units to a number of salaried exempt employees. In addition, during fiscal 2005, the Company issued 1,029,000 shares of restricted stock units to officers of the Company. There have been no stock option or restricted stock unit grants after September 2, 2005.

The Company recognized compensation cost based on the fair value of the restricted stock units (equal to the quoted market price of the Company’s common stock on the exchange date) and amortized such expense over the respective vesting periods. Compensation expenses recognized in the fiscal year 2006 totaled $1.1 million and $0.3 million in fiscal year 2005.

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended January 31,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	6,967,000	$8.14	9,206,000	$10.82	10,686,000	$11.14
Granted	—	—	1,029,000	7.45	653,000	8.60
Conversion	34,889,000	1.32	—	—	—	—
Exercised	(10,308,000)	0.59	(190,000)	5.07	(549,000)	7.53
Exchanged	—	—	(990,000)	22.93	—	—
Forfeited/Cancelled	(22,960,000)	1.43	(2,088,000)	10.82	(1,584,000)	14.72

Outstanding—end of year	8,588,000	$1.87	6,967,000	$8.14	9,206,000	$10.82

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2006:

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$ 0.00 – $0.5000	—	$—	0.0	—	$—
$0.5001 – $1.0000	—	—	0.0	—	—
$1.0001 – $1.5000	6,933,000	1.37	1.4	6,933,000	1.37
$1.5001 – $2.0000	26,000	1.83	2.6	26,000	1.83
$2.0001 – $2.5000	—	—	0.0	—	—
$2.5001 – $3.0000	193,000	2.72	1.2	193,000	2.72
$3.0001 – $3.5000	—	—	0.0	—	—
$3.5001 – $4.0000	—	—	0.0	—	—
$4.0001 – $4.5000	1,436,000	4.15	0.7	1,436,000	4.15
$4.5001–$10.0000	—	—	0.0	—	—

Total Plan	8,588,000	$1.87	1.2	8,588,000	$1.87

At January 31, 2006, options to purchase 33,036,000 shares of the Company’s common stock were available for future grant.

Stock Purchase Plan

As a result of the Company’s wind down and dissolution plan, the Company has discontinued its Employee Stock Purchase Plan effective September 2, 2005. The Company’s Employee Stock Purchase Plan provided for the issuance of shares of the Company’s common stock to eligible employees. During fiscal 2004, REMEC’s shareholders approved an increase in the number of shares available for issuance under the Employee Stock Purchase Plan to a total of 5,450,000 shares of common stock. The price of the common shares purchased under the Employee Stock Purchase Plan was equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever was lower.

Deferred Savings Plan

As a result of the Company’s Plan of Dissolution, the Company has discontinued its Deferred Savings Plan for its employees effective December 31, 2005. Prior to December 31, 2005 the Company had a Deferred Savings Plan for its employees, which allowed participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matched contributions up to $180 per quarter, per employee. Employees vested immediately in their contributions and Company contributions vest over a two-year period. The Company’s foreign subsidiaries maintained separate defined contribution retirement savings plans for substantially all of their employees. Participants contributed a portion of their annual salaries subject to statutory annual limitations. The Company matched a percentage of the employee’s contribution as specified in the plan agreements.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Benefit Plans

Prior to the Plan of Dissolution, the Company had agreements with certain former executives to provide health care benefits following their employment. Their medical benefits were provided under a Health Benefit Plan (the “Plan”), which was also available to all eligible employees. As a result of the Company’s Plan of Dissolution, the Company has discontinued its Plan effective December 31, 2005 with health care benefits to all employees and former employees ceasing as of that date.

The Company accounted for the post employment benefits under FAS 106, Employer’s Accounting for Post-retirement Benefits Other than Pensions, which requires the Company’s obligation for post-retirement benefits to be provided to or for an employee be fully accrued by the date that employee attains full eligibility for all of the benefits expected to be received by that employee.

As of January 31, 2006, the Company has accrued $0.3 million, which represents actual claims incurred through the discontinuance date and submitted to the Plan through January 31, 2006 plus an estimate for unsubmitted claims which management believes will be submitted thru December 31, 2006, in accordance with the Plan’s provisions.

7.    COMMITMENTS AND CONTINGENCIES

Bank Revolving Line of Credit Facility and Letter of Credit Facility

On July 29, 2005, the Company extended the term of its existing $30 million revolving working capital line of credit with its senior lender to January 31, 2006. In connection with the discontinuation of operations, the Company has cancelled this facility effective November 30, 2005. The borrowing rate under this credit facility was based on prime plus 1% with prime being defined as the banks most recently announced per annum “prime rate.” As of January 31, 2006, there was no borrowing outstanding under this credit facility and, therefore, no related exposure to interest movement.

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by cash of $4.5 million of which has been used under letter of credit arrangements and banking cash management products.

Factoring Arrangements

In fiscal year 2004, the Company entered into a factoring arrangement whereby certain of its receivables were sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. The Company had $8.1 million of advances from the factor outstanding at January 31, 2005 and no advances as of January 31, 2006. In compliance with SFAS No. 140 and the terms of the arrangement, proceeds are collected from the financial institution and the receivables are removed from the balance sheet.

In fiscal year 2005, the factoring arrangement limit was increased from $15 million to $25 million, with all other terms and conditions remaining the same. In fiscal year 2006, the factoring arrangement limit was increased from $25 million to $35 million, with all other terms and conditions remaining the same. In connection with the discontinuation of operations, the Company has cancelled this facility effective November 30, 2005. There were no factorings under this facility as of January 31, 2006.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Late in fiscal year 2005, a foreign subsidiary of the Company entered into a 6 million Euro factoring arrangement whereby certain of its receivables are sold on a pre-approved, non-recourse basis except in the event of dispute or claim as to price, terms, quality, material, workmanship, quantity or delivery of merchandise. Pursuant to the terms of the arrangement, receivables are sold, net of factoring fees and commissions and net of any credits or discounts available to the Company’s customers. The foreign subsidiary was sold as part of the Wireless Transaction. There were no factorings under this facility as of January 31, 2006.

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to terminate the remaining facility leases not released with the sale transactions of our business units. Lease termination penalties may be assessed for early lease settlement based on original agreements. As of January 31, 2006 the accrual for the estimated leases settlements on the remaining facility obligations is $5.2 million. The Company anticipates all remaining leases will be settled through early lease termination settlements or sub-let contracts within less than 12 months.

Capital Leases

In connection with the discontinuation of operations, leases for machinery and equipment under non-cancelable agreements classified as capital leases were acquired by the buyers of our business units releasing REMEC from the lease liability. As of January 31, 2006, there are no future capital lease obligations.

Warranty

Prior to the adoption of our Plan of Dissolution, warranty reserves were established for costs that were expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves were determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved.

In the third quarter of fiscal 2006, we released the warranty reserve for our divested product lines with the sale of our remaining businesses; warranty reserves are no longer required and have been eliminated as the Company will not generate revenue in the future.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, public company costs, fees of professional service providers, worker’s compensation insurance and claims expense, costs associated with the divestment of our sold business units and miscellaneous other operating costs, partially offset by estimated future interest earnings, such costs were estimated at $17.8 million and taxes payable of $28.7 million, as of January 31, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, and resolve outstanding litigation, claims and liabilities. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to $16.7 million as of January 31, 2006, represent both estimated future legal fees to be incurred and amounts to be paid in settlement or by way of final judgment. Included in this amount is a $0.7 million self insured retention with one of our primary insurance carriers. Our continued defense of litigation may result in a lesser or greater amount than our current estimate, affecting net assets in liquidation. We are not aware of, and have not accrued for, any other outstanding litigation against other than what is described in under our legal proceedings as of January 31, 2006.

Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $5.2 million as of January 31, 2006, represent the settlement value on our remaining three facilities. The settlement of lease costs includes $3.6 million in lease terminations fees including estimated commissions and other miscellaneous settlement costs. The Company anticipates the settlement of all leases and sublet contracts within less than 12 months.

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified as of January 31, 2006 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of January 31, 2006 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations other than certain guaranteed payments made in connection with the customer financing arrangements discussed below.

The Company designed developed and manufactured standard “off-the-shelf” products and may provide the customer with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement based upon the design or manufacturing of such products. The Company cannot determine the maximum amount of losses that it could incur under this type of indemnification because it often may not have enough information about the nature and scope of an infringement claim until it has been submitted to the Company and, to date, no claims have been made.

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

During the third quarter of fiscal 2006, the Company entered into certain indemnifications under the terms of its Asset Purchase Agreements with Wireless U.S., LLC and Powerwave Technologies, Inc. The Company is

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unable to reasonably estimate the maximum amount that could be payable under these arrangements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.

Litigation

The Company’s commitments and contingencies include the following claims and litigation.

Securities Class Action

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging violations of federal securities laws between September 8, 2003 and September 8, 2004 (the “Class Period”). On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”). The Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. The Complaint sought unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint, which is under review by the Company. REMEC believes that the lawsuit is without merit and intends to vigorously defend it.

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

On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. The trial date has been continued to May 8, 2006. REMEC believes the lawsuit is without merit and intends to vigorously defend itself in this matter.

Wage and Hour Class Action

On November 28, 2005, Peter Zanni, a former employee of the Company, filed a class action lawsuit against the Company, alleging that the Company mischaracterized employees engaged in certain purchasing functions as exempt and failed to provide meal and rest periods as required by California law. The complaint seeks an unspecified amount of damages. The Company filed its answer to the Complaint on December 29, 2005, denying the allegations in the Complaint. Discovery has commenced and is continuing. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3G Infrastructure Services Arbitration

On January 31, 2006, 3G Infrastructure Services, AB (“3GIS”) filed a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC UK Ltd as the Respondent. The Request for Arbitration claims that REMEC UK Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to 3GIS pursuant to a Product Purchase Agreement entered into in February 2002. 3GIS is claiming that REMEC UK Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 85,000,000 SEK (Swedish Kroner), or approximately $11.0 million. On February 17, 2006, REMEC UK Ltd filed its response, denying all liability, and intends to vigorously defend the arbitration.

Vodafone Sverige AB Claim

On February 7, 2006, Vodafone Sverige AB (“Vodafone”) notified the Company through its counsel that it intended to file a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC Europe Ltd as the Respondent. The draft Request for Arbitration claims that REMEC Europe Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to Vodafone pursuant to a Framework Agreement for the Supply of UMTS TMA entered into in July 2002. Vodafone is claiming that REMEC Europe Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 60,000,000 SEK (Swedish Kroner), or approximately $8.0 million. By letter dated March 30, 2006, Vodafone further stated that it intended to assert a claim for the contractual liability directly against REMEC, Inc. The Company has denied any and all liability, and intends to vigorously defend any asserted claims.

Other than the lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

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

8.    COMPREHENSIVE INCOME (LOSS)

Prior to the adoption of our Plan of Dissolution, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive income (loss), net of tax, were as follows (in 000’s):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005	Year Ended January 31, 2004
Accumulated net unrealized gain on short-term investments	$17	$—	$—
Cumulative foreign currency translation adjustment	18	4,309	4,479
Accumulated unrealized gain (loss) on foreign currency forward contracts	—	(104)	1,310

Comprehensive income (loss)	$35	$4,205	$5,789

9.    IMPAIRMENT OF OTHER LONG-LIVED ASSETS IN PRIOR YEARS

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

Write-Down of assets to market value
Year Ended January 31, 2002:
Impairment charge	$658
Direct reduction of assets	(658)

Balance at end of year January 31, 2003	$—

Additional impairment charge	(1,038)
Direct reduction of assets	1,038

Balance at end of year January 31, 2004	$—

There were no impairment related activities subsequent to January 31, 2004.

10.    RESTRUCTURING CHARGE

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

There were no restructuring related activities during the period from February 1, 2005 to January 31, 2006.

2002 Restructuring

Prior to fiscal 2002, the Company expanded its product offerings and manufacturing capacity through a series of acquisitions and internal growth to address expanding market opportunities. As a result of the sharp decrease in demand from the telecommunications industry during fiscal 2002, the Company faced the need to reduce its cost structure. The Company initiated its restructuring efforts in fiscal 2002 with the goal of improving overall operating performance. The Company’s restructuring plan primarily focused on its Wireless Systems segment and consisted of workforce reductions, the consolidation and exiting of excess facilities, the disposal of non-strategic business units and the impairment of excess property and equipment.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no restructuring related activities during the period from February 1, 2005 to January 31, 2006.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

For financial reporting purposes, income (loss) before taxes for the period February 1, 2005 to September 2, 2005 and for the years ended January 31, 2005 and 2004 includes the following components (in 000’s):

	For the period February 1, 2005 to September 2, 2005	Year ended January 31, 2005	Year ended January 31, 2004
Pre-tax income (loss):
United States	$253,572	$(49,294)	$(43,139)
Foreign	5,571	(45,614)	(6,543)

	$259,143	$(94,908)	$(49,682)

The income tax provision (benefit) for the period from February 1, 2005 to September 2, 2005 and for the years ended January 31, 2005 and 2004 includes the following components (in 000’s):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005	Year Ended January 31, 2004
Current:
Federal	$34,910	$—	$—
State	3,285	26	8
Foreign	85	198	(67)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(528)	(286)	(215)

	$37,752	$(62)	$(274)

The provision (credit) for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income (loss) before provision (credit) for income taxes. The items causing difference for the period from February 1, 2005 to September 2, 2005 and for the years ended January 31, 2005 and 2004 are as follows (in 000’s, except percentage data):

	For the period February 1, 2005 to September 2, 2005		Year Ended January 31, 2005		Year Ended January 31, 2004
	Amount	%	Amount	%	Amount	%
Tax at statutory federal rate	$90,700	35%	$(33,218)	35%	$(17,389)	35%
State income tax net of federal benefit	10,438	4	(1,805)	2	(2,120)	4
Foreign rate difference	(1,674)	(1)	14,928	(16)	(212)	0
Permanent differences and other	(2,339)	(1)	13,177	(14)	948	(2)
Change in valuation allowance	(59,404)	(22)	6,781	(7)	16,301	(32)
Tax credits	31	0	75	0	2,198	(4)

	$37,752	15%	$(62)	0%	$(274)	1%

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset (liability) as of January 31, 2006, 2005 and 2004 are as follows (in 000’s):

	January 31,
	2006	2005	2004
Deferred tax liabilities:
Tax over book depreciation	$—	$3,595	$4,097
Other	—	643	814

Total deferred tax liabilities	—	4,238	4,911

Deferred tax assets:
Net operating loss	13,153	100,459	89,085
Credits	19,709	15,192	15,268
Accrued expenses	—	3,995	12,660
Inventory and other reserves	—	8,692	7,313
Inventory costs capitalized	—	1,322	1,109
Capital loss	—	6,769	4,600
Accrued liquidation costs	4,371	—	—
Accrued litigation costs	6,805	—	—
Accrued lease settlement costs	636	—	—
Other	—	2	2

Total deferred tax assets	$44,674	$136,431	$130,037
Valuation allowance	(44,674)	(132,721)	(125,940)

	—	3,710	4,097

Net deferred tax liabilities	$—	$(528)	$(814)

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

At January 31, 2006 and 2005, the Company had federal net operating loss carry-forwards of approximately $0.0 million and $228.0 million, respectively. At January 31, 2006 and 2005, the Company had state net operating loss carry-forwards of approximately $28.2 million and $92.6 million. At January 31, 2006, the Company had approximately $11.0 million of foreign net operating losses in the United Kingdom, which are available indefinitely. At January 31, 2006, the Company had consolidated federal and state research and

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development credits of approximately $8.6 million and $6.2 million respectively, which will begin to expire in 2005, unless previously utilized. The Company also had state manufacturing investment credits of approximately $4.3 million, which will begin to expire in 2007, unless previously utilized.

There are limitations on the utilization of the net operating loss carry-forwards and credit carry-forwards. As a result, the net operating losses and credits are not all available to offset current taxable income, including taxable gains that may be recognized on the sale of certain business segments. A portion of the Company’s federal net operating loss carry-forwards and credit carry-forwards relate to acquired companies and are subject to annual usage limitations under Section 382 of the Internal Revenue Code. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carry-forwards and credit carry-forwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

12.    INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

Prior to the Plan of Dissolution, REMEC’s business unit structure included two segments;

The Wireless Systems segment developed and manufacturers RF power amplifiers, filters, tower-mounted amplifiers, outdoor radio units, and manufacturing services used in the transmission of voice, video and data traffic over mobile wireless communication networks. These product lines have similar characteristics regarding (a) competitive pricing pressures, (b) life-cycle cost fluctuations, (c) number of competitors, (d) product differentiation, and (e) size of market opportunity.

The Defense & Space segment provided a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications.

The Company evaluated performance and allocated resources based on profit or loss from operations before interest, other income and income taxes (Discontinued Operations, related Note 3). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data

	For the period February 1, 2005 to September 2, 2005	Years Ended January 31,
		2005	2004
Net Sales:
Wireless Systems	$209,200	$324,358	$267,611
Defense & Space	33,027	99,553	84,261

Consolidated net sales, discontinued operations	$242,227	$423,911	$351,872

Net income (loss) from discontinued operations:
Wireless Systems	$23,953	$(107,088)	$(57,821)
Defense & Space	197,438	16,307	8,413

Consolidated income (loss) from discontinued operations	$221,391	$(90,781)	$(49,408)

Depreciation and amortization:
Wireless Systems	$8,147	$15,387	$14,658
Defense & Space	1,330	4,876	5,310

Consolidated depreciation and amortization from discontinued operations	$9,477	$20,263	$19,968

Identifiable assets:
Wireless Systems	$—	$233,607	$—
Defense & Space	—	41,316	—

Consolidated identifiable assets from discontinued operations	$—	$274,923	$—

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Area Data (in 000’s)

	For the period February 1, 2005 to September 2, 2005	Years Ended January 31,
		2005	2004
Sales to external customers:
United States	$101,571	$209,411	$184,854
Canada	44	82	2,903
Europe	96,005	144,436	113,998
Asia	41,046	63,089	45,557
All other geographic regions	3,561	6,893	4,560

Total sales to external customers, discontinued operations	$242,227	$423,911	$351,872

Tangible assets by area:
United States	$—	$37,513	$—
Europe	—	1,432	—
Costa Rica	—	15,843	—
Asia	—	21,618	—
All other geographic regions	—	—	—

Total tangible assets, discontinued operations	$—	$76,406	$—

Sales were attributed to countries based on “ship-to” location of customers.

13.    RELATED PARTIES

There were no related party sales during the period from February 1, 2005 to September 2, 2005. The Company generated sales of $2.1 million and $0.5 million in fiscal year 2005 and 2004, respectively, on product sold to an entity partially owned by a director.

14.    SUBSEQUENT EVENTS (UNAUDITED)

Securities Class Action

In reference to the Company’s Securities Class Action lawsuit (Item 3 and Footnote 7).

On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, which is to be filed no later than May 4, 2006, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2006 and fiscal 2005 are as follows (in 000’s, except per share data):

	1st Quarter	2nd Quarter	For the period July 30, 2005 to September 2, 2005	4th** Quarter
Fiscal 2006
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Income (loss) from continuing operations	—	—	—	—
Income (loss) from discontinued operations, net of taxes	(3,266)	186,811	37,847	—

Net income (loss)	$(3,266)	$186,811	$37,847	$—

Per share data: (*)
Net income (loss) per common share—basic (1)	$(0.12)	$6.64	$1.33	$—
Net income (loss) per common share—diluted (1)	$(0.12)	$6.48	$1.19	$—

**	Not applicable under Liquidation Basis Accounting.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2005
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	—	—	—	—
Loss from discontinued operations, net of taxes (2)	(7,099)	(76,472)	(3,484)	(3,726)

Net loss	$(7,099)	$(76,472)	$(3,484)	$(3,726)

Per share data: (*)
Loss from continuing operations	$—	$—	$—	$—
Net loss from discontinued operations	(0.26)	(2.77)	(0.13)	(0.13)

Net loss per common share—basic and diluted (1)	$(0.26)	$(2.77)	$(0.13)	$(0.13)

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.
(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
(2)	Fourth quarter fiscal 2005 operating results include an adjustment to correct losses on foreign currency contracts totaling $1.0 million.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 6.    EXHIBITS

Exhibit Number	Description
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REMEC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in 000’s)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2004	$1,502	$379	$(149)	$405	(1)	$2,137
Year ended January 31, 2005	2,137	499	(1,412)	—		1,224
For the period February 1, 2005 to September 2, 2005	1,224	386	(384)	(1,226	)(2)	$—

Contract Loss Reserve	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2004	$2,741	$3,787	$(80)	$—		$6,448
Year ended January 31, 2005	6,448	50	(807)	—		5,691
For the period February 1, 2005 to September 2, 2005	5,691	371	(1,439)	(4,623	)(2)	$—

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2004	$15,173	$11,240	$(9,556)	$2,327	(1)	$19,184
Year ended January 31, 2005	19,184	3,599	(7,665)	—		15,118
For the period February 1, 2005 to September 2, 2005	$15,118	2,821	(4,765)	(13,174	)(2)	$—

(1)	Reflects doubtful accounts and inventory reserves carried over from the acquisition of Paradigm.
(2)	Reflects doubtful accounts reserve, contract loss reserve and inventory reserve of discontinued REMEC business units sold as of September 2, 2005 of fiscal year ended 2006.

S-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 1, 2006.

REMEC, INC.

By:	/S/ RICHARD A. SACKETT
Richard A. Sackett President

/S/ DAVID F. WILKINSON
David F. Wilkinson Chief Financial and Accounting Officer

Date: May 1, 2006

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Sackett and David F. Wilkinson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of REMEC, Inc. and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RICHARD A. SACKETT Richard A. Sackett	President	May 1, 2006

/s/ DAVID F. WILKINSON David F. Wilkinson	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2006

/s/ ANDRE R. HORN Andre R. Horn	Chairman of the Board	May 1, 2006

/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	May 1, 2006

/s/ MARK D. DANKBERG Mark D. Dankberg	Director	May 1, 2006

/s/ WILLIAM H. GIBBS William H. Gibbs	Director	May 1, 2006

/s/ JEFFREY M. NASH Jeffrey M. Nash, Ph.D.	Director	May 1, 2006