Form 10-K/A
period 2006-01-31
REMEC INC
filed 2006-05-31
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Common Stock, $.01 Par Value Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (Original Filing) is filed solely for the purpose of amending and restating Part III to provide disclosure that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REMEC

The following table sets forth certain information concerning the executive officers and directors of REMEC as of April 3, 2006:

Name	Age	Position
Richard A. Sackett	52	President
David F. Wilkinson	44	Chief Financial Officer
Thomas A. Corcoran(2)	61	Director
Mark D. Dankberg(1)	50	Director
William H. Gibbs(1)(2)	62	Director
Andre R. Horn(1)	77	Chairman of the Board
Jeffrey M. Nash(2)	58	Director

(1)	Member of the Audit Committee
(2)	Member of the Operations Committee

There is no family relationship between any of the directors or executive officers of REMEC.

Executive Officers

RICHARD A. SACKETT has served as the President of REMEC since January 20, 2006 in overseeing the dissolution and liquidation of REMEC. Mr. Sackett was Assistant General Counsel of the Company from January 2003 to September 2005 and was appointed as the Company’s Vice President, General Counsel and Secretary on October 1, 2005. Mr. Sackett has retained the titles of General Counsel and Secretary. Prior to joining the Company, Mr. Sackett was Counsel for National Steel and Shipbuilding Company (NASSCO) in San Diego, California from 1990 to 2002. Mr. Sackett received a J.D. from the University of San Diego School of Law in 1978.

DAVID F. WILKINSON has served as Chief Financial Officer of REMEC since October 2005 in overseeing the dissolution and liquidation of REMEC. Mr. Wilkinson was the Director of Tax for the Company from July 1998 to September 2005. Prior to joining the Company, Mr. Wilkinson was Corporate Controller for Verified Technical Corporation in Escondido, California from November 1989 to July 1998. Mr. Wilkinson received his CPA certification while working with Ernst and Young, LLC from December 1986 to November 1989. Mr. Wilkinson received a B.S. and an M.Acc. from Brigham Young University in 1986.

Board of Directors

During the period from February 1, 2005 to September 2, 2005, our Board of Directors consisted of eight members. On September 2, 2005, three directors, Martin Cooper, Harold E. Hughes and Robert W. Shaner, resigned from the Board.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001, he served as President of Corcoran Enterprises, LLC, a management consulting firm. Mr. Corcoran is also a Senior Advisor to the Carlyle Group, a Washington DC based private equity group and was President and CEO from January 2001 to April 2004 of Gemini Air Cargo, a Carlyle Group company. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was the President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995, Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1967 to 1993 he held various management positions including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc. and UIC Corporation. In recognition of Corcoran Enterprises’ strong relationship with The Carlyle Group, Mr. Corcoran is a director of Gemini Air Cargo, Inc., where he was CEO from early 2001 until March 2004, and Standard Aero Corporation, each a Carlyle Group company. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology.

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

WILLIAM H. GIBBS has been a director of REMEC since May 1996. From January 1998 to present he has served as President of Parafix Management, a company specializing in corporate turnaround and restructuring. Mr. Gibbs was the President and Chief Executive Officer of DH Technology, Inc. from November 1985 to January 1998 and was Chairman of the Board of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry. Mr. Gibbs is currently a director of Fargo Electronic, Inc. and Eagle Test Systems, Inc. Mr. Gibbs holds a B.S.E.E. degree from the University of Arkansas.

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

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. Since September 2003, Dr. Nash has served as Chairman and President of Inclined Plane, Inc. From June 1994 until September 2003, he was President of Digital Perceptions, Inc. From August 1995 to December 1997, he was the President of TransTech Information Management Systems, Inc. From 1989 to 1994, he was the President of Visqus Corporation as well as Conner Technology, Inc., both subsidiaries of Conner Peripherals, Inc. Dr. Nash is currently a director of ViaSat, Inc., a manufacturer of satellite communication equipment, and several private companies, including Pepperball Technologies, Inc., neither of which is an affiliate of REMEC. Dr. Nash holds B.S. and M.S. degrees in Engineering from UCLA, and a Ph.D. in Large Scale Systems Engineering/Operations Research, also from UCLA.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires REMEC’s directors, executive officers and persons who own more than 10% of a registered class of REMEC’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% shareholders are also required by SEC rules to furnish REMEC with copies of all Section 16(a) forms that they file. To REMEC’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, REMEC’s directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended January 31, 2006, except for a Form 4 for Thomas A. Corcoran was not timely filed.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and principal financial officer. This code of ethics is posted on our Website located at www.remec.com. The code of ethics may be found as follows: from our main Web page, (a) first click on “Investors” at the top of the page, (b) then on “Corporate Governance” and (c) then click on “Code of Business Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics that applies to our principal executive officer and principal financial officer by posting such information on our Website, at the address and location specified above.

Board Meetings and Committees

The Board held a total of 11 meetings during the fiscal year ended January 31, 2006. During this period, each director attended at least 94% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he was a director) and (ii) the total number of meetings held by all committees of the Board on which he served (held during the periods that he served). In addition, all members of the Board attended the 2005 Annual Meeting of Shareholders.

REMEC has two standing committees: the Audit Committee and the Operations Committee. The Audit Committee has a written charter approved by the Board. A copy of the charter can be found under the “Investors” section of our website at www.remec.com. The current members of the committees are identified on the following table.

	Audit Committee	Operations Committee
Andre R. Horn	Member
Thomas A. Corcoran		Member
Mark D. Dankberg	Member
William H. Gibbs	Chairman	Member
Jeffrey M. Nash, Ph.D.		Chairman

The principal functions of the Audit Committee are to select REMEC’s independent auditors and approve their compensation, oversee and evaluate the performance of the independent auditors, oversee REMEC’s accounting and financial reporting policies and internal control systems and review REMEC’s interim and annual financial statements. The Audit Committee held 4 meetings during the fiscal year ended January 31, 2006. The Board has determined that all members of the Audit Committee are independent directors under the current rules promulgated by the National Association of Securities Dealers, Inc. (“NASD”) and each of them is able to read and understand fundamental financial statements. The Board has also determined that Mr. Horn qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

The Operations Committee assumed the combined responsibilities of the Compensation and Human Resources Committee and the Nominating and Corporate Governance Committee. The Operations Committee held 4 meetings during the fiscal year ended January 31, 2006. The Board has determined that all members of the Operations Committee are independent directors under the current rules promulgated by the NASD.

Compensation of Directors

In the 2006 fiscal year, non-employee directors received the following cash compensation for serving on the Board: (i) Mr. Horn, the non-employee Chairman of the Board, received an annual retainer fee of $40,000; (ii) each non-employee director who is a member of the Audit Committee received an annual retainer fee of $10,800 and the chairman of the Audit Committee received an additional annual retainer of $3,600; and (iii) all other non-employee directors received an annual retainer fee of $7,200. All non-employee directors also received a fee of $2,000 for each Board meeting attended, a fee of $1,000 for each Board meeting attended via telephone and a fee of $600 for participation in a telephonic Board meeting. In addition, non-employee directors received a fee of $600 for each committee meeting attended, except the chairman of the Audit Committee received a fee of $1,800 and the chairmen of the Operations committee received a fee of $900 for each committee meeting attended. However, non-employee directors who participated in a committee meeting by telephone or other electronic means, rather than in person, received only one-half of the applicable meeting fee.

In the 2006 fiscal year, non-employee directors did not receive any options to purchase shares of REMEC common stock. Non-employee directors are also reimbursed for their reasonable travel expenses in attending Board and committee meetings.

Directors who are also employees of REMEC do not receive any additional compensation for serving on the Board other than reimbursement for reasonable travel expenses.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table.    The following table sets forth the total compensation received by the President or Chief Executive Officer, the other most highly paid executive officers of REMEC and the individuals who served as President or Chief Executive Officer for at least a portion of fiscal 2006 (the “Named Executive Officers”). None of the Named Executive Officers received any bonuses or compensation for the fiscal years other than as set forth in the table or received any restricted stock awards, stock appreciation rights or long-term incentive plan payouts.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
				Awards
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Restricted Stock Unit (RSU) Awards ($)			Securities Underlying Options (#)	All Other Compensation ($)
Richard A. Sackett President, General Counsel and Secretary	2006 2005 2004	$154,317 141,539 130,000	$92,500 — —	$	— 6,495 —	(3)	— — 10,000	$15,034 720 180	(2) (4) (5)

David F. Wilkinson Chief Financial Officer	2006 2005 2004	134,298 116,698 114,080	90,514 — —		— 7,240 —	(7)	— — —	12,109 — —	(6)

Thomas H. Waechter Former President and Chief Executive Officer (Resigned September 2005)	2006 2005 2004	386,691 410,001 375,960	— 70,833 —		— 478,300 —	(9)	— 100,000 —	2,569,384 10,879 47,557	(8) (10) (11)

Donald J. Wilkins Former President (Resigned January 2006)	2006 2005 2004	234,307 218,781 159,695	225,000 — —		— 255,075 —	(13)	— 50,000 —	311,289 7,631 720	(12) (14) (15)

Winston E. Hickman Former Executive Vice-President, Chief Financial Officer (Resigned September 2005)	2006 2005 2004	350,358 281,924 43,269	125,000 209,000 —		— 466,500 —	(17)	— — 100,000	1,343,059 12,280 1,731	(16) (18) (19)

Thomas A. Jones Former Vice-President, Human Resources (Resigned October 2005)	2006 2005 2004	173,233 190,384 170,769	99,000 — —		— 180,750 —	(21)	— — —	457,945 720 85,991	(20) (22) (23)

(1)	Includes amounts deferred at the option of the officer pursuant to REMEC’s deferred compensation plan for employee directors.

(2)	Consists of $8,214 from the exercise of RSUs (the fair market value at the date of exercise multiplied by the RSUs exercised), $6,100 from the exercise of stock options (the difference between the fair market value on the date of exercise and the exercise price multiplied by the option shares exercised) and a $720 contribution to the REMEC 401(k) plan.
(3)	Mr. Sackett received 1,500 RSUs during the year ended January 31, 2005, which had a total value of $10,650 at January 31, 2005. These RSUs were fully vested and exercised on September 2, 2005.
(4)	Consists of $720 contribution to the REMEC 401(k) plan.
(5)	Consists of $180 contribution to the REMEC 401(k) plan.
(6)	Consists of $7,529 from the exercise of RSUs (the fair market value at the date of exercise multiplied by the RSUs exercised), $4,400 from the exercise of stock options (the difference between fair market value on the date of exercise and the exercise price multiplied by the option shares exercised) and a $180 contribution to the REMEC 401(k) plan.
(7)	Mr. Wilkinson received 1,375 RSUs (of which 875 units were in exchange for underwater stock options) during the year ended January 31, 2005, which had a total value of $9,763 at January 31, 2005. These RSUs were fully vested and exercised on September 2, 2005.
(8)	Consists of a $1,912,500 severance payment, $465,460 from the exercise of RSUs (the fair market value at the date of exercise multiplied by the RSUs exercised), $175,000 from the exercise of stock options (the difference between the fair market value on the date of exercise and the exercise price multiplied by the option shares exercised), a $6,404 automobile allowance, $5,750 in disability insurance premiums, $3,730 in life insurance premiums and a $540 contribution to the REMEC 401(k) plan.
(9)	Mr. Waechter received 85,000 RSUs (of which 75,000 units were in exchange for underwater stock options) during the year ended January 31, 2005, which had a total value of $603,500 at January 31, 2005. These RSUs were fully vested and exercised on September 2, 2005.
(10)	Consists of a $8,654 automobile allowance, $1,865 in life insurance premiums and a $360 contribution to the REMEC 401(k) plan.
(11)	Consists of a $9,000 automobile allowance, $1,865 in life insurance premiums, a $720 contribution to the REMEC 401(k) plan and $35,972 in relocation expenses.
(12)	Consists of $283,083 from the exercise of RSUs (the fair market value at the date of exercise multiplied by the RSUs exercised), $19,525 from the exercise of stock options (the difference between the fair market value on the date of exercise and the exercise price multiplied by the option shares exercised), a $7,961 automobile allowance and a $720 contribution to the REMEC 401(k) plan.
(13)	Mr. Wilkins received 53,375 RSUs (of which 3,375 units were in exchange for underwater stock options) during the year ended January 31, 2005, which had a total value of $378,963 at January 31, 2005. On March 30, 2005, a total of 25,000 RSUs were fully vested and exercised. On May 20, 2005, a total of 25,843 RSUs were fully vested and exercised. The remaining balance of 2,532 RSUs were fully vested and exercised on September 2, 2005.
(14)	Consists of a $6,911 automobile allowance and a $720 contribution to the REMEC 401(k) plan.
(15)	Consists of a $720 contribution to the REMEC 401(k) plan.
(16)	Consists of a $938,000 severance payment, $398,475 from the exercise of RSUs (the fair market value at the date of exercise multiplied by the RSUs exercised), a $6,404 automobile allowance and a $180 contribution to the REMEC 401(k) plan.
(17)	Mr. Hickman received 75,000 RSUs during the year ended January 31, 2005, which had a total value of $532,500 at January 31, 2005. On May 17, 2005, a total of 37,500 RSUs were fully vested and exercised. The remaining balance of 37,500 RSUs were fully vested and exercised on September 2, 2005.
(18)	Consists of a $9,000 automobile allowance and $3,280 in life insurance premiums.
(19)	Consists of a $1,731 automobile allowance.
(20)	Consists of a $247,500 severance payment, $205,350 from the exercise of RSUs (the fair market value at the date of exercise multiplied by the RSUs exercised), $4,375 from the exercise of stock options (the difference between the fair market value on the date of exercise and the exercise price multiplied by the option shares exercised) and a $720 contribution to the REMEC 401(k) plan.

(21)	Mr. Jones received 37,500 RSUs (of which 12,500 units were in exchange for underwater stock options) during the year ended January 31, 2005, which had a total value of $266,250 at January 31, 2005. These RSUs were fully vested and exercised on September 2, 2005.
(22)	Consists of a $720 contribution to the REMEC 401(k) plan.
(23)	Consists of a $540 contribution to the REMEC 401(k) plan, a $451 contribution to the Spectrian 401(k) plan and $85,000 in relocation expenses.

The REMEC 401(k) plan was discontinued December 2005.

Stock Option and Restricted Stock Unit Grant Table.    There were no options or RSUs to purchase or acquire shares of REMEC common stock granted to Named Executive Officers during the fiscal year ended January 31, 2006.

Stock Option and Restricted Stock Unit Exercise Table.    The following table sets forth certain information relating to options or RSUs to purchase or acquire shares of REMEC common stock exercised by the Named Executive Officers during the fiscal year ended January 31, 2006 and the unexercised options held by them as of the end of such year. With respect to the Named Executive Officers, no stock appreciation rights were exercised during the fiscal year and no stock appreciation rights were outstanding at the end of the fiscal year.

Option Values at January 31, 2006

	Shares Acquired on Exercise (#) (1)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) (1)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard A. Sackett	70,441	$10,114	61,257	—	$7,725	$—
David F. Wilkinson	31,692	5,378	51,691	—	1,662	—
Thomas H. Waechter	1,133,266	236,056	—	—	—	—
Donald J. Wilkins	413,023	290,555	478,832	—	4,862	—
Winston E. Hickman	459,433	293,475	—	—	—	—
Thomas A. Jones	260,340	106,975	—	—	—	—

(1)	Share quantities represent the total number of shares exercised during the year or exercisable at year-end after all adjustments were made to recognize the impact to the options granted as a result of the company liquidating distributions.
(2)	Calculated on the basis of the closing price of REMEC common stock on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange on January 31, 2006 ($1.29 per share).

Employment Contracts, Severance and Change-in-Control Arrangements

Employment Contracts.

THOMAS H. WAECHTER

In connection with the acquisition of Spectrian in December 2002, Mr. Waechter, Spectrian’s President and Chief Executive Officer, entered into an employment agreement with REMEC (the “Employment Agreement”), to be effective upon the closing of the merger. Mr. Waechter became the President and Chief Operating Officer of REMEC upon the closing of the merger.

Under the Employment Agreement, Mr. Waechter was entitled to receive: an annual base salary of $375,000 (which was adjusted to $425,000 in September 2004 on his promotion to the Chief Executive Officer); an annual target bonus of 30% (which was adjusted to 50% on his promotion to the CEO) of his annual base salary provided Mr. Waechter achieved certain company-related objectives; reimbursement for expenses incurred in relocating to REMEC’s principal executive offices located in Del Mar, California (including a tax gross-up payment); reimbursement for the reasonable cost of a country club membership; a $9,000 annual car allowance; six weeks of vacation per year; and an option to purchase 100,000 shares of REMEC common stock with a four year vesting period; a $1 million life insurance policy; and other employee benefits available to senior executives of REMEC.

The Employment Agreement also provided that if, in the first three years of Mr. Waechter’s employment with REMEC, he was terminated without cause or resigns for good reason, then Mr. Waechter would be entitled to receive: payment of his base salary for three years after termination and three times his target bonus, as in effect at the time of such termination and calculated at the 100% achievement level; employee benefits for three years following termination; accelerated vesting of all of his outstanding options that were assumed by REMEC in connection with the merger to the extent that such options would vest in the three year period following Mr. Waechter’s termination date had he remained an employee of REMEC; and accelerated vesting of all of his outstanding options that were granted by REMEC after the closing of the merger to the extent that such options would vest in the year following Mr. Waechter’s termination date had he remained an employee of REMEC. The Employment Agreement defined “good reason” as the occurrence of any of the following unless expressly consented to by Mr. Waechter: a significant reduction of Mr. Waechter’s duties, position or responsibilities or his removal from such duties, position or responsibilities, unless he was provided with comparable duties, position and responsibilities; a substantial reduction, without good business reasons, in the facilities and perquisites available to Mr. Waechter; a reduction in Mr. Waechter’s base salary or target bonus; a material reduction in kind or level of Mr. Waechter’s benefits, with the result that Mr. Waechter’s overall benefits package is significantly reduced; the relocation of Mr. Waechter to a facility more than 35 miles away from REMEC’s Del Mar, California offices; any termination without cause or for which the grounds are not valid; or REMEC’s failure to cause the assumption of the Employment Agreement by a successor entity.

The Employment Agreement also contained a Change of Control provision that provided that in the event Mr. Waechter was employed at REMEC on the date of a change of control of REMEC, Mr. Waechter would be entitled to receive: accelerated vesting of all of his outstanding options that were assumed by REMEC in connection with the merger to the extent that such options would vest in the three years following the date of the change of control of REMEC; and accelerated vesting of all of his options that were granted after the closing of the merger to the extent that such options would vest in the year following the date of the change of control of REMEC. In the event Mr. Waechter was terminated without cause or resigned for good reason within two years following a change of control of REMEC, then Mr. Waechter would also be entitled to receive: payment of his base salary for three years and three times his target bonus, as in effect at the time of such termination and calculated at the 100% achievement level; employee benefits for three years after his termination; and accelerated vesting of all his outstanding options. The Employment Agreement defined a “change of control” as the occurrence of any one of the following events: (i) the completion of a merger or consolidation of REMEC with any other corporation or entity, other than a merger or consolidation that would result in the voting securities of REMEC outstanding immediately prior thereto continuing to represent more than 50% of the total voting power represented by the voting securities of REMEC or such surviving entity outstanding immediately after such merger or consolidation; (ii) any approval by the shareholders of REMEC of a plan of complete liquidation of REMEC or an agreement for the sale or disposition by REMEC of all or substantially all of the assets of REMEC; (iii) any person becoming the beneficial owner of securities of REMEC representing 50% or more of the total voting power represented by REMEC’s then outstanding voting securities; or (iv) change in the composition of the Board, as a result of which less than a majority of the directors are incumbent directors.

The Employment Agreement also provided for the imposition of a “best-of” provision with respect to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), or any similar tax, if Mr. Waechter’s employment with REMEC was terminated without cause or for good reason within three years of the closing date of the merger or within two years after a change of control of REMEC. Upon the occurrence of either of these events, the benefits received by Mr. Waechter under the Employment Agreement would be paid at his election either in full or in such lesser amount such that the excise tax associated with Section 280G of the Internal Revenue Code will not apply with respect to the receipt of such benefits.

In order to receive severance payments and benefits during the three-year severance period following his termination as described above, Mr. Waechter has agreed not to engage in any activity that is deemed to be in competition with REMEC’s business. Mr. Waechter has also agreed, for a 12-month period after the termination of his employment with REMEC for any reason, not to solicit, directly or indirectly, any employee to leave his or her employment with REMEC. Mr. Waechter also released REMEC from any and all claims or any liability for severance benefits or stock acceleration except as set forth in the Employment Agreement.

WINSTON E. HICKMAN

We entered into an employment agreement with Mr. Hickman on December 10, 2004. Under his employment agreement, Mr. Hickman was entitled to receive: an annual base salary of $335,000; an annual target bonus of 40% of his annual base salary provided Mr. Hickman achieved certain company-related objectives, provided, however, that a guaranteed bonus for the fiscal year 2005 in the amount of $134,000 was paid to Mr. Hickman in December 2004; a $9,000 annual car allowance; six weeks of vacation per year; 75,000 shares of REMEC Restricted Stock Units, 25% of which vest at the time of grant, with additional 25% vested on February 1, 2005, February 1, 2006 and February 1, 2007; retention payment in the amount of $50,000 payable on April 1, 2005 and $75,000 payable on September 1, 2005; reimbursement for housing expenses not to exceed $4,500; a $1 million life insurance policy; and other employee benefits available to senior executives of REMEC.

The employment agreement also provided that if Mr. Hickman is terminated without cause or resigns for good reason, then Mr. Hickman will be entitled to receive: payment of his base salary for 18 months after termination; employee benefits for 30 months following termination; accelerated vesting of his outstanding options or restricted stock grants that were granted to him within one year of the termination, except for the initial grant of restricted stock described above. The employment agreement defines “good reason” in the same manner as the Employment Agreement for Mr. Waechter.

The employment agreement also contained a Change of Control provision that provided that in the event Mr. Hickman’s employment is terminated without cause or resigns for good reason within 6 month before or 12 months after a change of control of REMEC, Mr. Hickman will be entitled to receive: payment of his base salary for two years and two times his target bonus, as in effect at the time of such termination and calculated at the 100% achievement level; health and insurance benefits for Mr. Hickman, his spouse and dependents for 30 months after his termination; and accelerated vesting of all his outstanding options and restricted stock. In addition, we will continue to provide Mr. Hickman and his wife with medical, dental and vision insurance benefits upon the payment to us of the same monthly premiums for such insurance as are being paid from time to time by our corporate executives. The employment agreement defines a “change of control” as the occurrence of any one of the following events: (i) the completion of a merger or consolidation of REMEC with any other corporation or entity, other than a merger or consolidation that would result in the voting securities of REMEC outstanding immediately prior thereto continuing to represent more than 50% of the total voting power represented by the voting securities of REMEC or such surviving entity outstanding immediately after such merger or consolidation; (ii) the sale, transfer or other disposition of substantially all (not less than 95% of the net book value) of the assets of either REMEC Defense and Space, Inc. or the REMEC Wireless Systems business unit to an unrelated corporation or entity; (iii) any approval by the shareholders of REMEC of a plan of complete liquidation of REMEC or an agreement for the sale or disposition by REMEC of all or substantially all of the assets of REMEC; (iv) any person becoming the beneficial owner of securities of REMEC representing 50% or more of the total voting power represented by REMEC’s then outstanding voting securities; or (v) change in the composition of the Board, as a result of which less than a majority of the directors are incumbent directors.

In order to receive severance payments and benefits following his termination as described above, Mr. Hickman was required to release REMEC from any and all claims or any liability except as set forth in his employment agreement.

THOMAS A. JONES

In connection with the acquisition of Spectrian in December 2002, Mr. Jones, Spectrian’s Vice President, Human Resources, entered into an Employment and Retention Agreement with REMEC, to be effective upon the closing of the merger. Mr. Jones became the Vice President, Worldwide Human Resources of REMEC upon the closing of the merger. The Employment Agreement was amended twice, the first effective upon the closing of the merger, and the second effective on November 12, 2004. The Employment and Retention Agreement, as amended, is referred to herein as “Employment Agreement”. The Employment Agreement had a three-year term from the closing of the merger.

Under the Employment Agreement, Mr. Jones was entitled to receive: an annual base salary of $160,000 beginning in 2003 and subject to adjustment on an annual basis beginning in April 2003; an annual target bonus of 20% of annual base salary provided Mr. Jones achieved certain company-related objectives; a relocation allowance of $85,000 for expenses incurred in relocating to San Diego, California; an option to purchase 5,000 shares of REMEC common stock with a four year vesting period; the assumption by REMEC of outstanding stock options granted by Spectrian and other employee benefits available to employees of REMEC.

The Employment Agreement also provided that if Mr. Jones was terminated without cause or resigned for good reason prior to the end of the initial three year term, then Mr. Jones would be entitled to receive: payment of his base salary for 1 year after termination plus his annual target bonus as in effect immediately prior to the termination date at the 100% achievement level; employee benefits for 1 year following termination; accelerated vesting of all of his outstanding Spectrian options and those REMEC options that would have vested during the period of 1 year from the termination date. The Employment Agreement defines “good reason” in the same manner as the Employment Agreement for Mr. Waechter.

The second amendment to the Employment Agreement, made on November 12, 2004, added a Change of Control provision. This provision specified that in the event Mr. Jones’ employment was terminated without cause or he resigned for good reason within 12 months after a change of control of REMEC, that Mr. Jones would receive, in addition to the other benefits under the Employment Agreement described above, the accelerated vesting of all unvested options and Restricted Stock Units granted to Mr. Jones by Spectrian and REMEC. The Employment Agreement defined a “change of control” in the same manner as the Change of Control provision in Mr. Hickman’s employment agreement.

Change-in-Control Agreements.

DONALD J. WILKINS

Mr. Wilkins entered into a Change of Control Agreement with REMEC dated November 12, 2004 (the “Agreement”). Under the Agreement, certain benefits were to be paid to Mr. Wilkins if REMEC incurs a change of control, as defined in the Agreement.

A “change-in-control” is defined in the Agreement as the occurrence of any one of the following events: (i) the completion of a merger or consolidation of REMEC with any other corporation or entity, other than a merger or consolidation that would result in the voting securities of REMEC outstanding immediately prior thereto continuing to represent more than 50% of the total voting power represented by the voting securities of REMEC or such surviving entity outstanding immediately after such merger or consolidation; (ii) the sale, transfer or other disposition of substantially all (not less than 95% of the net book value) of the assets of either REMEC Defense and Space, Inc. or the REMEC Wireless Systems business unit to an unrelated corporation or entity; (iii) any approval by the shareholders of REMEC of a plan of complete liquidation of REMEC or an agreement for the sale or disposition by REMEC of all or substantially all of the assets of REMEC; (iv) any person becoming the beneficial owner of securities of REMEC representing 50% or more of the total voting power represented by REMEC’s then outstanding voting securities; or (v) change in the composition of the Board, as a result of which less than a majority of the directors are incumbent directors.

The Agreement provided that if REMEC incurred a change of control, all unvested options, Restricted Stock Units and other forms of equity compensation granted to Mr. Wilkins prior to the change of control that was scheduled to vest within one (1) year from the date of the change of control would immediately vest and become fully exercisable. In addition, if REMEC incurred a change of control and Mr. Wilkins’ employment was terminated as the result of an “Involuntary Termination” as defined in the Agreement, , then Mr. Wilkins would be entitled to receive the following severance benefits: (i) eighteen months of his annualized base salary as in effect immediately before the change of control, payable in equal monthly installments in accordance with REMEC’s normal payroll practices; (ii) one and one half (1.5) times Mr. Wilkins annual target bonus as in effect immediately prior to the Change of Control, but not less than 30% of his annualized base salary, calculated at the 100% achievement level, payable in equal monthly installments in accordance with REMEC’s normal payroll practices; (iii) during the payment period of the severance benefits described in (i) and (ii) above, REMEC will continue to make available REMEC’s medical, dental, disability, life insurance and other similar plans in which the Executive Officer or his spouse or dependents participated on the date of termination; (iv) for an additional 18 months after termination of the payment period described in (iii) above, REMEC will continue to make available benefits that would be available under the Consolidated Omnibus Budget Reconciliation Act; and (v) all outstanding options granted to Mr. Wilkins before the change of control would immediately vest and become fully exercisable. These severance benefits described above may be subject to the Section 280G of the Code. In the event that these payments would otherwise be subject to the excise tax, the severance benefits will be reduced to the level at which no tax would be imposed.

The Agreement defined an “Involuntary Termination” in the same manner as a termination of employment without cause or resignation for “good reason” in Mr. Waechter’s employment agreement.

The Agreement also imposed certain non-solicitation obligations upon Mr. Wilkins for a period of 18 months following the termination of Mr. Wilkin’s employment for any reason, whether or not such termination is in connection with a change of control.

On December 31, 2005, we amended the Agreement to add to the definition of “Involuntary Termination”, the termination of Mr. Wilkin’s employment due to death or disability, and to change the severance benefits to provide that in place of providing the Company’s medical, dental, disability, life insurance and other similar plans, and COBRA benefits related thereto, that the Company would instead pay or reimburse Mr. Wilkins for the reasonable cost of individual medical and dental insurance plans, and would provide Mr. Wilkins a lump sum payment to continue certain life insurance coverage, each for the period of 18 months.

Retention Agreements.

Beginning in September 2004, the Company entered into certain standard “Performance and Retention” Agreements (herein as “Retention Agreements”) with certain of its employees. These Retention Agreements were intended to provide for the retention of key REMEC employees who were necessary to complete the sale of the Company’s operating business units. The Retention Agreements were amended from time-to-time thereafter in order to take into account the changing circumstances of the Company’s affairs.

The Retention Agreements entered into in September 2004 (the “Original Retention Agreements”) provided that the employee would receive an incentive retention payment in exchange for the employee’s performance through a period ending one year after the date of the Original Retention Agreement, or the occurrence of one of the following events: the sale, transfer or liquidation of substantially all of the assets of either or both REMEC Defense & Space, Inc. and the REMEC Wireless Systems business unit of the Company, or (ii) any merger or consolidation to which the Company is a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company; together with the execution of a General Release in favor of the Company. The incentive payment was in addition to any other compensation or severance the employee was eligible to receive from the Company. The incentive payment was deemed not earned and would not be paid if the employee voluntarily terminated employment, or the employment was terminated for cause.

DONALD J. WILKINS

Mr. Wilkins entered into an Original Retention Agreement on October 12, 2004, pursuant to which he received an incentive retention payment of $225,000 in 2005.

THOMAS A. JONES

Mr. Jones entered into an Original Retention Agreement on September 24, 2004, pursuant to which he received an incentive retention payment of $99,000 in 2005.

RICHARD A. SACKETT

Mr. Sackett entered into an Original Retention Agreement on September 24, 2004 pursuant to which he received an incentive retention payment of $72,500 in 2005. On April 7, 2005, the Company amended Mr. Sackett’s Original Retention Agreement to provide that if Mr. Sackett remained employed with the Company through the period beginning on April 7, 2005 and ending sixty (60) days after (i) the then pending sale of assets of the REMEC Wireless Systems business unit of the Company to Powerwave Technologies, Inc., or (ii) any merger or consolidation to which the Company was a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company, then Mr. Sackett would earn a supplemental incentive retention payment of $36,250. On September 6, 2005 and October 31, 2005, the Company amended and restated the Original Retention Agreement in its entirety and provided that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, that he would receive an incentive retention payment of $113,150 upon the termination of his employment.

On February 3, 2006, in connection with Mr. Sackett’s appointment as President of the Company, his Retention Agreement was amended and restated to provide that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive an incentive retention payment of $150,000 upon the termination of his employment, and would be eligible to receive an additional bonus to be paid upon the completion of any distribution to the Company’s shareholders and/or the transfer of all or substantially all of the Company’s assets to a liquidation trustee, in an amount to be in the sole discretion of the Company’s Board of Directors. These incentive retention payments are in lieu of any other severance or retention payments Mr. Sackett may be eligible to receive from the Company upon the termination of his employment. In connection with this amended and restated Retention Agreement, Mr. Sackett received an incentive retention payment of $36,250.

DAVID F. WILKINSON

Mr. Wilkinson entered into an Original Retention Agreement on September 24, 2004 pursuant to which he received an incentive retention payment of $29,307 in 2005. On April 7, 2005, the Company amended Mr. Wilkinson’s Original Retention Agreement to provide that if Mr. Wilkinson remained employed with the Company through the period beginning on April 7, 2005 and ending sixty (60) days after (i) the then pending sale of assets of the REMEC Wireless Systems business unit of the Company to Powerwave Technologies, Inc., or (ii) any merger or consolidation to which the Company was a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company, then Mr. Wilkinson would earn a supplemental incentive retention payment of $29,307. On September 6, 2005, the Company amended and restated the Original Retention Agreement in its entirety and provided that if Mr. Wilkinson remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive an incentive retention payment of $150,000 upon the termination of his employment.

On February 3, 2006, Mr. Wilkinson’s Retention Agreement was amended and restated to provide that in addition to the incentive retention payment of $150,000, Mr. Wilkinson would be eligible to receive an additional bonus to be paid upon the completion of any distribution to the Company’s shareholders and/or the transfer of all or substantially all of the Company’s assets to a liquidation trustee, in an amount to be in the sole discretion of the Company’s Board of Directors. These retention payments are in lieu of any other severance or retention payments Mr. Wilkinson may be eligible to receive from the Company upon the termination of his employment.

Transition Agreements.

The Company entered into Executive Transition Agreements (“Transition Agreements”) with Mr. Waechter, Mr. Hickman, Mr. Jones and Mr. Wilkins upon the termination of their employment during REMEC’s 2006 fiscal year. The Transition Agreements were entered into in order to recite in a single document, the benefits to which each Executive Officer was entitled to receive upon the termination of employment, and to set forth the Executive Officer’s General Release of the Company, covenant not to compete, non-solicitation provision and/or other terms arising from their employment contract or change-in-control agreement, as applicable. The Transition Agreements do not provide any additional severance benefits to any Executive Officer (other than payment for unpaid base salary, unused vacation time and certain business expenses accrued before termination) beyond what was contained in their employment agreement or change-in-control agreement as applicable.

OPERATIONS COMMITTEE

(Formerly the COMPENSATION AND CORPORATE GOVERNANCE COMMITTEES)

REPORT AND RELATED INFORMATION

Operations Committee Report

Effective August 31, 2005, the Company’s shareholders approved the liquidation and dissolution of REMEC, Inc. pursuant to a Plan of Complete Liquidation and Dissolution, intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. As a result, on September 13, 2005, the Board of Directors combined the Compensation Committee and the Corporate Governance Committee into the Operations Committee to more effectively manage the liquidation of the Company. The Operations Committee adopted the existing charters of the Compensation Committee and the Corporate Governance Committee. The Operations Committee is comprised of three independent directors. The members of the Operations Committee are Messrs. Corcoran, Gibbs and Nash.

The Operations Committee of the Board has furnished the following report:

Prior to September 13, 2005, the Compensation Committee was comprised of three independent directors and was responsible to assist the Board in discharging its responsibilities with respect to compensation of REMEC’s executive officers. Effective September 13, 2005, this function became the responsibility of the Operations Committee. The Operations Committee, after reviewing all relevant and appropriate information related to business objectives and organizational performance, exercises independent responsibility to determine the most effective total compensation strategy for REMEC’s senior executive officers. Prior to September 13, 2005 the Compensation Committee, with assistance of independent executive compensation consultants, performed annual reviews of marketplace competitiveness with telecommunications, defense and electronics manufacturing companies in comparable stages of development and with other comparable technology companies in the geographical regions where REMEC is located. For external marketplace comparison purposes, a group of companies operating in our industry was used for determining competitive compensation levels.

Until the Company’s final dissolution or until the Operations Committee is dissolved, the compensation strategy necessary to serve the business needs of REMEC and with the goal to build shareholder value, serve shareholders’ interests, and to attract, retain, and motivate the talent required to do so, is the responsibility of the Operations Committee. The Operations Committee seeks to accomplish this goal by developing and administering REMEC’s executive compensation plans, programs and policies and by making appropriate recommendations concerning matters of executive and director compensation.

Compensation Philosophy.    REMEC operated in extremely competitive and rapidly changing industries, and it was required to attract and retain qualified executives through competitive compensation packages. The Compensation Committee’s general compensation philosophy was to provide executive officers with compensation based upon their personal performance, the financial performance of REMEC and their contribution to REMEC’s financial performance. The major goals of REMEC’s compensation program were, and remain, to align compensation with the attainment of key business objectives and to enable REMEC to attract, retain and reward capable executives who can contribute to the continued success of REMEC. Within this overall philosophy, three key goals formed the basis of compensation decisions for all employees of REMEC:

1.	To attract and retain the most highly qualified management and employee team critical to our long term success;

2.	To pay competitively compared to similar companies and to provide appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace; and

3.	To motivate executives and employees to achieve REMEC’s annual and long-term business goals and encourage behavior toward the fulfillment of those objectives.

As a result of this philosophy, in addition to standard benefits, REMEC’s executive compensation program was comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the Board of Directors established from time to time for the Company, and (iii) long term stock-based incentive awards (stock option, restricted stock units and a stock purchase plan) which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

The summary below describes in more detail the factors that the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary.    The Operations Committee recognizes the importance of maintaining compensation practices and levels of compensation competitive with companies in comparable situations and with other companies in the geographical regions where REMEC is located. Historically, a group of companies operating in our industry was used for external marketplace comparison purposes, in order to determine competitive compensation levels.

Base salary represents the fixed component of the executive compensation program. Determination of base salary levels was historically established on an annual review by independent executive compensation consultants of marketplace competitiveness with similar technology and defense electronics companies, and on individual performance. Periodic increases in base salary related to individual contributions evaluated against established objectives, relative marketplace competitiveness levels, length of service and movements in the industry’s annual competitive pay practices.

During fiscal 2006, the Compensation Committee reviewed and made adjustments to the base salary amounts for the President and Chief Executive Officer, and the Executive Vice Presidents of REMEC.

Cash-Based Incentive Compensation.    REMEC’s bonus program was an integral part of its compensation program and was designed to reward executives for long-term strategic management and for success in achieving designated individual goals and our success in achieving specific financial performance goals, such as revenue growth and earnings. Each year a portion of REMEC’s pre-tax profits comprised the bonus “pool”. The Compensation Committee reviewed and determines the bonus amounts for the President and Chief Executive Officer, and the Executive Vice Presidents of REMEC, based on both the attainment by those officers of specific business plan targets, and on overall financial performance. Maximum target cash bonuses for participating executive officers range from 30% to 50% of their base salaries, and lesser amount for other participating managers. During fiscal year 2005, Thomas H. Waechter was awarded a performance bonus of $70,833, which was paid in the first quarter of fiscal 2006. There was no incentive bonuses awarded for fiscal year 2006 to the President and Chief Executive Officer, or the Executive Vice Presidents of REMEC.

Cash-Based Retention & Severance Compensation.    As a result of the approval of the liquidation and dissolution of REMEC, Inc. and the final sale of the REMEC business units in the third quarter of fiscal 2006, cash retention and severance compensation were awarded to the President(s), President and Chief Executive Officer, and the Executive Vice Presidents. Thomas H. Waechter, Former President and Chief Executive Officer served until September 30, 2005 was paid $1,912,500 for severance compensation. Winston E. Hickman, Former Executive Vice President and Chief Financial Officer served until September 30, 2005 was paid $938,000 for severance compensation and $125,000 for retention compensation. Donald J. Wilkins served as President from October 1, 2005 to January 20, 2006. Prior to his appointment as President, he served as Senior Vice President, General Counsel until October 1, 2005, was paid $225,000 for retention compensation. Richard A. Sackett was appointed to serve as President effective January 20, 2006. Prior to his appointment as President he served as Assistant General Counsel until October 1, 2005 and Vice President General Counsel and Secretary until January 20, 2006, and was paid $72,500 for retention compensation. David F. Wilkinson was appointed to serve as Chief Financial Officer effective October 1, 2005, prior to his appointment as Chief Financial Officer he served as served as the Company’s Director of Tax since July 1998, was paid $90,513 for retention compensation. Thomas A. Jones, Former Vice-President, Worldwide Human Resources served until October 31, 2005, was paid $247,500 for severance compensation and $99,000 for retention compensation.

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

In fiscal 2006, a total of 2,756,000 shares of common stock have been reserved under the Directors Plan for non-qualified stock option grants to non-employee directors of REMEC. Under the Directors Plan, option grants are automatically made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Directors Plan generally vest over three years and generally expire nine years from the date of grant.

Prior to September 2, 2005, REMEC’s executive officers were able to participate in the Employee Stock Purchase Plan on the same basis as other employees who met eligibility criteria. This plan was qualified under Section 423 of the Internal Revenue Code, and it allowed participants to purchase, through payroll deductions, shares of our common stock at a price equal to 85% of its fair market value on the enrollment date or the purchase date, whichever is lower. As a result of the approval of the plan of liquidation and dissolution of REMEC, Inc. and the final sale of the REMEC business units in the third quarter of fiscal 2006, the Employee Stock Purchase Plan was discontinued effective September 2, 2005.

Compensation for the President.    During the fiscal year ended January 31, 2006, Richard A. Sackett was appointed to serve as President effective January 20, 2006. Prior to his appointment as President he served as Assistant General Counsel until October 1, 2005 and Vice President General Counsel and Secretary, and was paid a base salary of $154,317 and received $20,000 in cash incentive bonuses for his work on the EMS and ODU transactions in fiscal 2006. During the fiscal year ended January 31, 2006, Mr. Sackett was not granted any performance-based stock options.

Compensation for the Former Chief Executive Officer.    During the fiscal year ended January 31, 2006, Thomas H. Waechter was paid a base salary of $386,691 and did not receive a bonus in fiscal year 2006. For his performance in fiscal year 2005, he was awarded a bonus of $70,833, which was paid in the first quarter of fiscal 2006. The Compensation Committee reviewed and analyzed the total compensation packages offered to chief executive officers by high technology and defense electronics companies of similar size. The comparative information was obtained from a number of sources, including surveys prepared by national consulting companies, publicly available information and extrapolations therefrom where appropriate. In addition, the Compensation Committee considered data and surveys from various industry groups. The Compensation Committee exercised its discretion and judgment to determine the appropriate compensation after weighing a number of factors, including competitive forces in the industry, individual motivation, REMEC’s financial and overall performance and Mr. Waechter’s leadership role in achieving REMEC’s long-term strategic goals established by the Board.

Compensation for the Former President.    During the fiscal year ended January 31, 2006, Donald J. Wilkins, served as President from October 1, 2005 to January 20, 2006. Prior to his appointment as President he served as Senior Vice President, General Counsel and Secretary until October 1, 2005. Mr. Wilkins was paid a base salary of $234,307 and did not receive a cash incentive bonus in fiscal 2006. During the fiscal year ended January 31, 2006, Mr. was not granted any performance-based stock options.

Policy Regarding Internal Revenue Code Section 162(m).    Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the other four most highly compensated officers to the extent that the compensation exceeds $1 million in any one year. “Performance-based” compensation is excluded from this $1 million limitation. REMEC’s Equity Incentive Plan (approved by REMEC shareholders in 1996) and 2001 Equity Incentive Plan have been designed so that grants under those plans may qualify for the exclusion for performance-based compensation. REMEC’s policy is to attempt to qualify its compensation for tax deductions whenever possible and consistent with the long-term goals of REMEC. Mr. Waechter exceeded the $1 million limitation for fiscal year 2006 for non-performance based compensation.

Summary.    The Operations Committee believes that the compensation of REMEC executives is appropriate and competitive with the compensation provided by other technology and defense electronics companies with which REMEC competes for executives and employees. The Operations Committee believes its compensation strategy, principles and practices result in a compensation program tied to shareholder returns and linked to the achievement of annual and longer-term financial and operational objectives of REMEC.

Former Compensation Committee Members: Jeffrey M. Nash, Ph.D., Chairman Martin Cooper Thomas A. Corcoran	Operations Committee Members: Jeffrey M. Nash, Ph.D., Chairman William H. Gibbs Thomas A. Corcoran

Operations Committee and Compensation Committee, Interlocks and Insider Participation

The members of the Operations Committee during REMEC’s 2006 fiscal year are Messrs. Corcoran, Gibbs and Nash; Mr. Cooper resigned from the Compensation Committee in September 2005 and was replaced on the Operations Committee by Mr. Gibbs. No member of the Operations Committee or Compensation Committee was at any time during REMEC’s 2006 fiscal year or at any other prior time an officer or employee of REMEC. No member of the Operations Committee or Compensation Committee had any relationship during the 2006 fiscal year requiring disclosure by REMEC under Item 404 of Regulation S-K.

During the fiscal year ended January 31, 2006, no executive officer of REMEC served on the board of directors or compensation committee of another company that had an executive officer serving on REMEC’s Board or Operations Committee or Compensation Committee.

PERFORMANCE GRAPH

The graph set forth below compares the split adjusted cumulative total shareholder return on REMEC common stock with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index over a five-year period, beginning January 31, 2001 and ending January 31, 2006. The total shareholder return assumes (i) the investment of $100 at the beginning of the period in REMEC common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index and (ii) the reinvestment of all dividends.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The following sets forth certain information regarding beneficial ownership of REMEC common stock as of April 1, 2006 (i) by each person who is known by REMEC to own beneficially more than 5% of the REMEC common stock, (ii) by each of REMEC’s directors, (iii) by the Named Executive Officers and (iv) by all directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1)(2)
Kellogg Capital Group, LLC (3)	3,200,118	11.02%
Millenco, L.P. (4)	2,716,740	9.35%
S. Muoio & Co. LLC (5)	2,510,619	8.64%
Option Opportunities Company (6)	2,001,557	6.89%
SACC Partners LP and Affiliates (7)	1,895,998	6.53%
Helios Partners Fund Management, LLC (8)	1,454,205	5.01%
Richard A. Sackett	63,025	*
David F. Wilkinson	57,804	*
Thomas H. Waechter	71,023	*
Donald J. Wilkins	503,126	1.73%
Winston E. Hickman (9)	28,390	*
Thomas A. Corcoran	310,098	1.07%
Mark D. Dankberg	354,075	1.22%
William H. Gibbs	312,927	1.08%
Andre R. Horn	325,788	1.12%
Jeffrey M. Nash	333,505	1.15%
All directors and executive officers as a group	2,359,761	8.12%
(11 persons) (10)

*	Less than 1% of the outstanding shares of Common Stock.
(1)	This table is based upon information supplied by directors, officers and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders identified in this table has sole voting and investment power with respect to the shares owned. Percentage of ownership is based on 29,048,881 shares of Common Stock outstanding as of April 1, 2006.
(2)	Shares issuable upon exercise of outstanding options are considered outstanding for purposes of calculating the percentage of ownership of REMEC Common Stock of the person holding such options, but are not considered outstanding for computing the percentage of ownership of any other person.
(3)	Reflects beneficial ownership as reported on Schedule 13G dated May 5, 2006 with the SEC by Kellogg Capital Group, LLC (“Kellogg”). Kellogg is the beneficial owner of 3,200,118 shares of REMEC common stock, and has sole voting and dispositive power of 3,200,118 shares of REMEC common stock. The address of Kellogg is 55 Broadway, 4th Floor, New York, New York 10006.
(4)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2005 with the SEC by Millenco, L.P. (“Millenco”). Represents shares beneficially owned by (i) Millenco, (ii) Millennium Management, L.L.C. (“Millennium”) and (iii) Israel A. Englander (“IA Englander”). Millenco is the beneficial owner of 2,716,740 shares of REMEC common stock and has shared voting and dispositive power of 2,716,740 shares of REMEC common stock. Millennium is the beneficial owner of 2,716,740 shares of REMEC common stock and has shared voting and dispositive power of 2,716,740 shares of REMEC common stock. IA Englander is the beneficial owner of 2,716,740 shares of REMEC common stock and has shared voting and dispositive power of 2,716,740 shares of REMEC common stock. The address of Millenco is 666 Fifth Avenue, New York, New York 10103.

(5)	Reflects beneficial ownership as reported on Schedule 13G dated October 10, 2005 with the SEC by S. Muoio & Co. LLC (“Muoio”). Represents shares beneficially owned by (i) Muoio and (ii) Salvatore Muoio (“S Muoio”). Muoio is the beneficial owner of 2,510,619 shares of REMEC common stock, and has shared voting and dispositive power over 2,510,619 shares of REMEC common stock. S Muoio is the beneficial owner of 2,510,619 shares of REMEC common stock, and has shared voting and dispositive power over 2,510,619 of REMEC common stock. The address of Muoio and S Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022.
(6)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2005 with the SEC by Option Opportunities Company (“Option”). Represents shares beneficially owned by (i) Option and (ii) David F. Dury (“DF Dury”). Option is the beneficial owner of 2,001,557 shares of REMEC common stock, has sole voting and dispositive power of 1,358,737 shares of REMEC common stock, and shared voting and dispositive power of 2,001,557 shares of REMEC common stock. DF Dury is the beneficial owner of 2,001,557 shares of REMEC common stock, has sole voting and dispositive power of 642,820 shares of REMEC common stock, and shared voting and dispositive power of 2,001,557 shares of REMEC common stock. The address of Option and DF Dury is 440 S. LaSalle Street, 4th Floor, Chicago, Illinois 60605.
(7)	Reflects beneficial ownership as reported on Schedule 13D dated August 1, 2005 with the SEC by SACC Partners LP; Riley Investment Management LLC; B. Riley & Co. Inc.; B. Riley & Co. Retirement Trust; Bryant R. Riley; and Carleen Riley (“SACC & Affiliates”). SACC & Affiliates is the beneficial owner of 1,895,998 shares of REMEC common stock, has sole voting and dispositive power of 1,851,398 shares of REMEC common stock, and shared voting and dispositive power of 44,600 shares of REMEC common stock. The address of SACC & Affiliates is 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.
(8)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2005 with the SEC by Helios Partners Fund Management, LLC (“HPFM”). Represents shares beneficially owned by (i) HPFM, (ii) Robert H. Setrakian (“RH Setrakian”) and (iii) Seth V. Setrakian (“SV Setrakian”). HPFM is the beneficial owner of 1,300,405 shares of REMEC common stock, has shared voting and dispositive power of 1,300,405 shares of REMEC common stock. RH Setrakian is the beneficial owner of 1,454,205 shares of REMEC common stock, has sole voting and dispositive power of 153,800 shares of REMEC common stock, and shared voting and dispositive power of 1,300,405 shares of REMEC common stock. SV Setrakian is the beneficial owner of 1,313,405 shares of REMEC common stock, has sole voting and dispositive power of 13,000 shares of REMEC common stock, and shared voting and dispositive power of 1,300,405 shares of REMEC common stock. The address of HPFM is 126 East 56th Street, New York, New York, 10022.
(9)	Includes 28,390 shares held by Mr. Hickman in a trust account.
(10)	Includes 6,512 shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 1, 2005.

Equity Compensation Plan Information

The following table provides information as of January 31, 2006 with respect to the shares of REMEC common stock that may be issued under REMEC’s existing equity compensation plans. In addition, the table does not include information with respect to shares of REMEC common stock subject to outstanding options granted under equity compensation plans assumed by REMEC in connection with its acquisitions of the companies that originally granted those options. However, Footnote (1) to the table sets forth the total number of shares of REMEC common stock issuable upon the exercise of those assumed options as of January 31, 2006, and the weighted average exercise price of those options. Except for the adjustments described in Footnote (1) with respect to the outstanding assumed options, no additional options may be granted under the assumed plans.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, RSUs, warrants, and rights (#)	(B) Weighted-average exercise price of outstanding options, RSUs, warrants, and rights ($)	(C) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (#)
Equity Compensation Plans approved by security holders:
1995 Equity Incentive Plan	6,852,349	$1.87	23,795,258
2001 Equity Incentive Plan	189,887	$1.18	9,032,955
1996 Nonemployee Directors Stock Option Plan	1,545,897	$1.92	208,272
Employee Stock Purchase Plan	0	N/A	0
Equity Compensation Plans not approved by security holders	0	N/A	0
Total (1)	8,588,133	$1.87	33,036,485

(1)	The table does not include information with respect to equity compensation plans assumed by REMEC in connection with its acquisitions of the companies that originally established those plans. As of January 31, 2006, no shares of REMEC common stock were issuable upon exercise of outstanding options under the assumed plans. No additional options may be granted under the assumed plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale. Mr. Dankberg, a director of REMEC, is Chairman of the Board, Chief Executive Officer and a shareholder of ViaSat, Inc. Pursuant to the current rules promulgated by the NASD, Mr. Dankberg’s relationship with ViaSat, Inc. does not preempt the Board’s determination that Mr. Dankberg is an independent director.

Shipments to ViaSat, Inc. of approximately $1,027,000 in fiscal year 2006 represent less than 1% of REMEC’s gross revenues for the fiscal year 2006. The products, printed circuit board sub-assemblies used in satellite communication systems, were sold to ViaSat, Inc. at market prices negotiated in an arm-length transaction.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

The Audit Committee of the Board is comprised of the three directors named below and has previously adopted a written charter, which was included as Appendix A to our 2004 proxy statement. The Audit Committee reviews and reassesses the adequacy of its written charter on an annual basis. The Board has determined that all members of the Audit Committee are independent directors under the current SEC rules regarding audit committee membership.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in REMEC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

The Audit Committee:

William H. Gibbs., Chairman

Mark D. Dankberg

Andre R. Horn

The members of the Audit Committee during REMEC’s 2006 fiscal year are Messrs. Gibbs, Dankberg and Horn; Mr. Hughes was replaced on the Audit Committee by Mr. Horn.

Independent Auditor

The Audit Committee has selected Squar, Milner, Reehl & Williamson LLP as REMEC’s independent auditor for the fiscal years ending January 31, 2006 and January 31, 2005.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees paid to Squar, Milner, Reehl & Williamson LLP, our Independent Registered Public Accounting Firm, for 2006 and 2005, are as follows:

	Fees Paid
	2006	2005
Audit Fees (1)	$1,254,000	$450,000
Audit-Related Fees (2)	202,000	75,000
Tax Fees (3)	188,000	—
All Other Fees (4)	31,000	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Squar, Milner, Reehl & Williamson LLP in connection with statutory and regulatory filings or engagements. Audit fees also include fees for professional services rendered for the audits of (i) managements assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered by Squar, Milner, Reehl & Williamson LLP for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.    Exhibits:

Exhibit No.	Description
2.1(1)	Asset Purchase Agreement between REMEC, Inc. and Spectrum Control, Inc. dated October 15, 2004

2.1(11)	Asset Purchase Agreement dated May 31, 2003 between REMEC China Holdings SRL, REMEC Himark Telecom Co., Limited, Himark Telecom Group Limited, and other parties thereto

3.1(2)	Restated Articles of Incorporation

3.2(2)	Certificate of Determination, Preferences and Rights of Series RP Preferred Stock of REMEC

3.3(2)	By-Laws, as amended

4.1(3)	Rights Agreement, dated as of June 15, 2001, between REMEC and Mellon Investor Services LLC, as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination, Preferences and Rights of Series RP Stock of REMEC; Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Shares.

10.1(4)*	Equity Incentive Plan

10.2(4)	Form of Indemnification Agreements between REMEC and its officers and directors

10.3(5)*	Employee Stock Purchase Plan

10.4(9)*	1996 Nonemployee Directors Stock Option Plan

10.5(4)*	Change of Control Agreement dated November 9, 2004 between REMEC and Jack A. Giles

10.6(6)*	Executive Transition Agreement dated June 23, 2004 between REMEC and Clark Hickock

10.7(7)*	Form of Employment Agreement dated December 10, 2004, between Winston E. Hickman and REMEC

10.8(8)*	Form of Change of Control Agreement

10.9(8)*	Employment and Retention Agreement dated May 19, 2002, between REMEC and Thomas Waechter

10.10(9)*	Executive Transition Agreement effective June 14, 2002, between REMEC and Errol Ekaireb

10.11(10)*	2001 Equity Incentive Plan

10.12(12)*	Executive Transition Agreement effective February 9, 2004 between REMEC and Ronald E. Ragland

10.13(14)	Escrow Agreement dated September 2, 2005 between Greater Bay Trust Company, REMEC, Inc., and Powerwave Technologies, Inc.

21.1(13)	Subsidiaries of REMEC

23.1	Consent of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

Exhibit No.	Description
31.1(14)	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(14)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(14)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on October 18, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(2)	Previously filed with the Securities and Exchange Commission on April 30, 2002, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference into this Annual Report on Form 10-K.
(3)	Previously filed with the Securities and Exchange Commission on June 15, 2001, as an exhibit to REMEC’s Registration Statement on Form 8-A (No. 001-16541) and incorporated by reference into this Annual Report on Form 10-K.
(4)	Previously filed with the Securities and Exchange Commission on December 8, 2004, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(5)	Previously filed with the Securities and Exchange Commission on August 27, 2003 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-108279) and incorporated by reference into this Annual Report on Form 10-K.
(6)	Previously filed with the Securities and Exchange Commission on September 9, 2004 as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(7)	Previously filed with the Securities and Exchange Commission on December 15, 2004, as an exhibit to REMEC’s Current Report on Form 8-K and incorporated by reference into this Annual Report on Form 10-K.
(8)	Previously filed with the Securities and Exchange Commission on April 30, 2003, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference into this Annual Report on Form 10-K.
(9)	Previously filed with the Securities and Exchange Commission on September 16, 2002, as an exhibit to REMEC’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002 and incorporated by reference into this Annual Report on Form 10-K.
(10)	Previously filed with the Securities and Exchange Commission on August 8, 2001 as an exhibit to REMEC’s Registration Statement on Form S-8 (No. 333-67102) and incorporated by reference into this Annual Report on Form 10-K.
(11)	Previously filed with the Securities and Exchange Commission on July 2, 2003, as an exhibit to REMEC’s Registration Statement on Form S-3 (No. 333-106767) and incorporated by reference into this Annual Report on Form 10-K.
(12)	Previously filed with the Securities and Exchange Commission on April 15, 2004, as an exhibit to REMEC’s Annual Report on Form 10-K for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.
(13)	Previously filed with the Securities and Exchange Commission on May 31, 2005, as an exhibit to REMEC’s Annual Report on Form 10-K/A for the year ended January 31, 2005 and incorporated by reference into this Annual Report on Form 10-K.*
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(14)	Filed with this Amendment 1 to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 31, 2006.

REMEC, INC.

By:	/s/ RICHARD A. SACKETT
Richard A. Sackett President

/s/ DAVID F. WILKINSON
David F. Wilkinson Chief Financial and Accounting Officer

Date: May 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD A. SACKETT Richard A. Sackett	President	May 31, 2006

/s/ DAVID F. WILKINSON David F. Wilkinson	Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2006

/s/ ANDRE R. HORN Andre R. Horn	Chairman of the Board	May 31, 2006

/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	May 31, 2006

/s/ MARK D. DANKBERG Mark D. Dankberg	Director	May 31, 2006

/s/ WILLIAM H. GIBBS William H. Gibbs	Director	May 31, 2006

/s/ JEFFREY M. NASH Jeffrey M. Nash, Ph.D.	Director	May 31, 2006

/s/ RICHARD A. SACKETT Richard A. Sackett	Attorney-in-Fact	May 31, 2006