Form 10-Q
period 2006-05-05
REMEC INC
filed 2006-06-14
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 1-16541

REMEC, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3814301
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3790 VIA DE LA VALLE, SUITE 311 DEL MAR, CALIFORNIA	92014
(Address of principal executive offices)	(Zip Code)

(858) 259-4302

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  ☐    NO  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 2, 2006
Common Stock, $.01 par value	29,048,881

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended May 5, 2006

CERTIFICATIONS

EXHIBITS

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

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

PART I—FINANCIAL INFORMATION

The accompanying May 5, 2006 and April 29, 2005 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with the consolidated financial statements for the year ended January 31, 2006 included in our fiscal year end January 31, 2006 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	May 5, 2006 (unaudited)	January 31, 2006
ASSETS
Cash and cash equivalents	$79,205	$87,603
Restricted cash	20,772	20,629
Receivables and other current assets	6,058	6,150
Other long term assets	1,989	1,595

Total assets	108,024	115,977

LIABILITIES
Estimated costs to be incurred during liquidation	5,702	11,497
Estimated litigation costs	15,894	16,702
Estimated indemnification costs	16,176	6,261
Income taxes payable	28,124	28,700
Lease settlement costs	1,330	5,202

Total liabilities	67,226	68,362

Net assets in liquidation	$40,798	$47,615

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

Three months ended May 5, 2006
Net assets in liquidation at January 31, 2006	$47,615
Changes in net assets in liquidation:
Payments of litigation costs	1,131
Payments of lease settlement costs	3,688
Payments of indemnification costs	209
Payments of liquidation costs	6,382
Payments of income taxes	576

11,986

Changes in fair value of assets and liabilities:
Change in estimated litigation costs	(323)
Change in estimated lease settlement costs	184
Change in estimated indemnification costs	(10,077)
Change in estimated assets and liabilities during liquidation	(8,587)

Net decrease in fair value of assets and liabilities	(18,803)

Changes in net assets in liquidation	(6,817)

Net assets in liquidation at May 5, 2006	$40,798

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)

(In thousands, except per share data)

(unaudited)

Three months ended April 29, 2005
Net sales	$—
Cost of sales	—

Gross profit	—
Operating expenses	—

Income (loss) from continuing operations	$—
Loss from discontinued operations including gain/(loss) on disposal, net of tax	(3,266)

Net loss	$(3,266)

Basic and diluted net loss per common share:
Income (loss) from continuing operations	$—
Loss from discontinued operations	(0.12)

$(0.12)

Shares used in computing net loss per common share: (*)
Basic and diluted	27,892

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

(in thousands)

(unaudited)

Three months ended April 29, 2005
OPERATING ACTIVITIES
Net loss	$(3,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,665
Unrealized gain on foreign currency forward contract	214
Changes in operating assets and liabilities:
Accounts and other receivables	(7,855)
Inventories	5,452
Other current assets	389
Accounts payable	(4,672)
Accrued expenses, deferred income taxes and other long-term liabilities	(1,198)

Net cash used in operating activities	(6,271)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,999)
Change in restricted cash	9,426
Short-term investments, sales	2,849
Short-term investments, purchases	(865)
Other assets	6

Net cash provided by investing activities	9,417
FINANCING ACTIVITIES
Payments on short-term notes payable	(982)
Proceeds from sale of common stock	871

Net cash used in financing activities	(111)
Effect of exchange rate changes on cash	4

Increase in cash and cash equivalents	3,039
Cash and cash equivalents at beginning of period	32,242

Cash and cash equivalents at end of period	$35,281

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Recent Developments

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. (the “Company” or “REMEC”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution at our August 31, 2005 special shareholder meeting, effective on September 3, 2005. The Company completed the sale of its Wireless Systems business to Powerwave Technologies, Inc. (“Powerwave”) on September 2, 2005, which was the last operating business unit of the Company as described below. The key features of the Plan of Dissolution include (1) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (2) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (3) paying or adequately providing for payment for all of our known obligations and liabilities; (4) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

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

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock (received from the sale of our Wireless Systems business) were issued to our shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, a cash distribution was made to all shareholders of record on September 13, 2005 at a rate of $1.35 per share.

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

Based on our projections of operating expenses and liquidation costs as of May 5, 2006, we estimate that the remaining amount of additional future liquidating distributions will range between $1.10 and $1.80 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses related to existing claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributed to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from liquidation of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from liquidation of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders may not be possible.

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

2. Summary of Significant Accounting Policies

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2006, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of May 5, 2006. The condensed consolidated financial statements for the three months ended April 29, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The results of operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

During fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. Further, as detailed in REMEC’s Annual Report on Form 10-K for the year ending January 31, 2006. On May 18, 2005 we entered into an agreement to sell our Defense & Space group to Chelton Microwave for $256 million cash, after certain post-closing adjustments and the assumption of certain liabilities by Chelton Microwave. Our shareholders approved the transaction on May 18, 2005 and the sale closed on May 20, 2005. Defense & Space is reported as a discontinued operation in our historical financial statements. Our Electronic Manufacturing Services (“EMS”) business was sold and closed on July 1, 2005, and is reported as a discontinued operation in our historical financial statements. Our ODU product line was sold and closed on August 26, 2005, and is reported as a discontinued operation in our historical financial statements. Our Wireless Systems business was sold and closed on September 2, 2005, and is reported as a discontinued operation in our historical financial statements. As a result of the shareholders’ approval of the liquidation plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective September 3, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation. As of May 5, 2006 all REMEC operating business units have been sold and are reported as discontinued operations for all periods presented.

Basis of Presentation

The consolidated financial statements for the period three months ended April 29, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan of Dissolution and the imminent nature of liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the Estimated Costs to be Incurred During Liquidation, Estimated Litigation Costs and Estimated Lease Settlement Costs have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of May 5, 2006, such costs were estimated at $5.7 million and taxes payable were estimated at $28.1 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to $15.9 million as of May 5, 2006, represent both estimated future legal fees to be incurred and amounts that may be paid in settlement or by way of final judgment. Included in this amount is approximately $0.67 million self insured retention with one of our primary insurance carriers. Our continued litigation activities may result in a lesser or greater amount than our current estimate, affecting net assets in liquidation. We are not aware of, and have not accrued for, any other outstanding litigation other than what is described in under our legal proceedings as of May 5, 2006.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $1.3 million as of May 5, 2006, represent the settlement value on our remaining two facilities. The settlement of lease costs includes approximately $0.2 million in lease terminations fees including estimated commissions and other miscellaneous settlement costs.

3. Net Income (Loss) Per Share

Prior to the adoption of our Plan of Dissolution, we reported net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share was computed using the weighted average shares outstanding for each period presented. Diluted income (loss) per share was computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. As the Company has incurred net losses for all reporting periods presented, there is no difference between basis and diluted net loss per share.

Dilutive securities include options, warrants, and restricted stock units as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 128,000 shares for the three months ended April 29, 2005, were excluded from the calculation of loss per share because of their anti-dilutive effect.

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

The net loss per share calculation presented above for the prior year is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of the fiscal year and all common shares outstanding were exchanged at a ratio of 1 to 0.446:

Three months ended April 29, 2005
Weighted Average
Number of Common Shares Outstanding	62,537,506
Multiply by 0.446 Conversion factor	0.446

New Number of Common Shares Outstanding	27,891,728

4. Shareholders’ Equity

Stock-Based Compensation

Prior to the adoption of our Plan of Dissolution, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options and warrants. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Accordingly, employee and director compensation expense for the three months ended April 29, 2005 was recognized only for those options whose price was less than fair market value at the measurement date.

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

The following is a summary of the pro forma effects on reported net loss and loss per share for the period indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods.

Pro forma information is as follows (in 000’s, except per share data):

Three months ended April 29, 2005
Net loss applicable to common shareholders, as reported	$(3,266)
Deduct: Stock-based employee compensation expense determined under fair value based method, for all awards, net of related tax effects	(334)

Pro forma net loss	$(3,600)

Net loss per share:
As reported – Basic and diluted	$(0.12)
Pro forma – Basic and diluted	$(0.13)

The fair value of options granted under employee stock option plans and employee stock purchase plan for the three months ended April 29, 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended April 29, 2005
Dividend yield	None
Risk-free interest rate	4%
Expected volatility	81.4%
Expected life	4-5 years

Effective February 1, 2006, the Company adopted the provision of SFAS No. 123(R)”Share-Based Payments.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123.

There have been no options granted subsequent to September 2, 2005. Accordingly, the adoption of SFAS No.123(R) did not have a material effect on the Company’s financial statements.

Stock Options Exercised

During the first quarter of fiscal year 2006, the Company issued a total of 65,885 shares of common stock (147,725 old shares adjusted by the reclassification and redemption factor of 0.446) upon exercise of stock options by employees. Total proceeds received were $0.4 million.

5. Cash, Cash Equivalents and Short-Term investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents included investments held in a money market fund of $71.5 million as of May 5, 2006 and $73.4 million in investments held in a money market fund at January 31, 2006. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale and were reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying amounts of these securities approximate fair value due to the short maturities of these instruments. As a result of the Company’s Plan of Dissolution, the Company is no longer purchasing new investments. All short-term investments have matured as of May 5, 2006.

6. Restricted Cash

Restricted cash as of May 5, 2006 was $20.8 million. Restricted cash balance includes $1.0 million held in escrow related to the sale of our ODU business and $15.3 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. Both escrow accounts are to be held for a minimum period of nine months after the relevant closing date to satisfy REMEC’s potential indemnification obligations. The remaining balance of $4.5 million represents a certificate of deposit placed to cover certain letters of credit and banking products previously secured by our receivables and inventory.

7. Commitments and Contingencies

Bank Revolving Line of Credit Facility and Letter of Credit Facility

On July 29, 2005, the Company extended the term of its existing $30 million revolving working capital line of credit with its senior lender to May 5, 2006. In connection with the discontinuation of operations, the Company has cancelled this facility effective November 30, 2005. The borrowing rate under this credit facility was based on prime plus 1% with prime being defined as the banks most recently announced per annum “prime rate.” As of May 5, 2006, there was no borrowing outstanding under this credit facility and, therefore, no related exposure to interest movement.

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by cash of $4.5 million of which has been used under letter of credit arrangements and banking cash management products.

Operating Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to terminate the remaining two facility leases not released with the sale transactions of our business units. Lease termination penalties may be assessed for early lease settlement based on original agreements.

During the quarter ended May 5, 2005, the Company paid lease and sublease termination fees of $2.6 million and $0.7 million, respectively, and related broker fees of $0.1 million, pursuant to termination agreements entered into in February 2006 on one of its facilities. These amounts had been previously accrued at January 31, 2006.

Capital Leases

In connection with the discontinuation of operations, leases for machinery and equipment under non-cancelable agreements classified as capital leases were acquired by the buyers of our business units releasing REMEC from the lease liability. As of May 5, 2006, there are no capital lease obligations.

Warranty

Prior to the adoption of our Plan of Dissolution, warranty reserves were established for costs that were expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves were determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. At April 29, 2005 the Company had a warranty reserve of $9.2 million.

We released the warranty reserve for our divested product lines upon the sale of our remaining businesses. Further, warranty reserves are no longer required and have been eliminated as the Company will not generate revenue in the future from the sale of products and services.

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified as of May 5, 2006 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of May 5, 2006 is provided below.

In prior years, we entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”). The Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. The Complaint sought unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint. On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint. On May 4, 2006, Plaintiffs filed a Fourth Amended Complaint. The Fourth Amended Complaint seeks unspecified legal expenses and damages. REMEC filed a Motion to Dismiss the Fourth Amended Complaint on June 2, 2006, which motion is scheduled to be heard by the Court on July 14, 2006. REMEC believes that the lawsuit is without merit and intends to vigorously defend it.

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

On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action.

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

3G Infrastructure Services Arbitration

On January 31, 2006, 3G Infrastructure Services, AB (“3GIS”) filed a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC UK Ltd as the Respondent. The Request for Arbitration claims that REMEC UK Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to 3GIS pursuant to a Product Purchase Agreement entered into in February 2002. 3GIS is claiming that REMEC UK Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 85,000,000 SEK (Swedish Kroner), or approximately $11.0 million. On February 17, 2006, REMEC UK Ltd filed its response, denying all liability, and intends to vigorously defend the arbitration. The Company and 3GIS are currently engaged in settlement discussions.

Telenor Sverige AB Claim

On February 7, 2006, Vodafone Sverige AB (“Vodafone”) notified the Company through its counsel that it intended to file a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC Europe Ltd as the Respondent. The draft Request for Arbitration claims that REMEC Europe Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to Vodafone pursuant to a Framework Agreement for the Supply of UMTS TMA entered into in July 2002. In January 2006, Vodafone Sverige was acquired by Telenor ASA, and the name of Vodafone Sverige AB was changed to Telenor Sverige AB (“Telenor”) on April 20, 2006. Vodafone is claiming that REMEC Europe Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 60,000,000 SEK (Swedish Kroner), or approximately $8.0 million. By letter dated March 30, 2006, Vodafone further stated that it intended to assert a claim for the contractual liability directly against REMEC, Inc. The Company has denied any and all liability, and intends to vigorously defend any asserted claims. The Company and Telenor are currently engaged in settlement discussions.

Retiree Medical Claims

On May 11, 2006 the Company received written notice from each of two retired former officers of the Company that a claim may be asserted for breach of certain agreements with these retired officers, based on an interpretation that these former officers are entitled to lifetime medical benefits from the Company. The total of both claims exceeds $11,000,000. The Company intends to vigorously defend any such claims that may be asserted.

Powerwave Indemnification Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims potentially in excess of $15,000,000 by Powerwave against REMEC, together with instructions not to release the escrow funds ($15,000,000) on the release date of June 2, 2006. REMEC intends to investigate the nature, basis and amount of the claims made by Powerwave and will respond appropriately in the event it determines that such claims are invalid or were not properly made. We have accrued approximately $16 million related to the settlement and defense of the foregoing matters. Actual settlement amounts may vary significantly from amounts presently estimated.

Other than the claims and lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

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

The components of comprehensive income (loss), net of tax, were as follows (in 000’s):

Three months ended April 29, 2005
Net loss	$(3,266)
Change in net unrealized gain on investment	17
Change in cumulative foreign currency translation adjustment	4
Change in unrealized gain on FX hedge	214

Comprehensive loss	$(3,031)

9. Taxes

Estimated taxes payable are $28.1 million, as of May 5, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, and favorably resolve outstanding litigation; claims and liabilities, including claims from Powerwave (see Note 7- Commitments and Contingencies). If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

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

10. Subsequent Events

ODU Escrow

On May 26, 2006, in connection with the Asset Purchase Agreement dated July 26, 2005, by and among Wireless Holdings, Inc., formerly known as Wireless Holdings International, Inc. (“Wireless”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of August 26, 2005 by and among Wireless, REMEC and Silicon Valley Bank (the “Escrow Agent”), REMEC received from Wireless a letter, addressed to REMEC and to the Escrow Agent, asserting indemnification claims of approximately $100,000 by Wireless against REMEC, together with instructions not to release escrow funds on the release date of May 26, 2006. On May 31, 2006, the Company and Wireless Holdings International, Inc. agreed that $960,000 of the $1,000,000 held in escrow, would be released to REMEC, and that the remainder ($40,000 plus accrued interest) would remain in escrow pending resolution of the indemnification claims. On June 1, 2006, REMEC received the $960,000. REMEC intends to investigate the nature, basis and amount of the claims made by Wireless and will respond appropriately in the event it determines that such claims are invalid or were not properly made.

Cardinal Litigation

On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of May 5, 2006 and January 31, 2006 (liquidation basis), together with the changes in net assets for the three months ended May 5, 2006 (liquidation basis), and the results of operations and cash flows the three months ended April 29, 2005 (going concern basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our Plan of Dissolution. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: our ability to successfully resolve all our outstanding creditor claims and ongoing litigation, accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to REMEC, predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets, the effect of the liquidation, the availability of settling property lease agreements, the absence of future material litigation and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share. Subsequent cash distributions are pending REMEC’s Board of Directors review of the Company’s remaining obligations. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range.

On August 26, 2005, we completed the sale of the Outdoor Unit/Transceiver (“ODU”) business to Wireless Holdings International, Inc. (“Wireless Holdings”), for approximately $15 million in cash (less $1.0 million escrow holdback), and the assumption by Wireless Holdings of certain liabilities. The sale was made pursuant to an Asset Purchase Agreement dated July 26, 2005.

On August 31, 2005, the shareholders also approved the Plan of Dissolution, intended to allow for the orderly disposition of the Company’s remaining assets and businesses effective September 3, 2005. As a result, the Company has changed its basis of accounting for the periods subsequent to September 2, 2005 from the going concern basis to the liquidation basis. The key features of the Plan of Dissolution include (1ceasing conducting normal business operations, except as may be required to wind up our business affairs; (2) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (3) paying or attempting to adequately provide payment for all of our known obligations and liabilities; (4) ) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective States of Incorporation; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

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

Liquidation Basis of Accounting

The accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective September 3, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

Based on our projections of operating expenses and liquidation costs as of May 5, 2006, we estimate that the remaining amount of additional future liquidating distributions will range between $1.10 and $1.80 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses related to existing claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

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

Results of Operations

Changes in Net Assets in Liquidation

Three Months Ended May 5, 2006

Net assets in liquidation decreased $6.8 million for the three months ended May 5, 2006. The reason for the decrease was primarily related to a reserve adjustment of $10 million made in connection with indemnification claims asserted by Powerwave related to the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”). REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12,

2006, certifying indemnification claims potentially in excess of $15 million by Powerwave against REMEC, together with instructions not to release the funds held in escrow on the release date of June 2, 2006. Increases to net assets in liquidation include changes in our estimated litigation costs of approximately $0.8 million associated with defense and potential settlement accrual valuations, $3.8 million related to VAT receivable claims processed in the first quarter of fiscal 2007, off-set by approximately $1.4 million in the increase of operating liquidation costs.

Liquidity and Capital Resources

As of May 5, 2006, net assets in liquidation totaled $40.8 million, consisting of $79.2 million in cash and cash equivalents and $20.8 million of restricted cash. Restricted cash consist of approximately $16.3 million and interest held back in escrow pending the closing of the sale of ODU and Wireless Systems, and $4.5 million of restricted cash held for security on letters of credit. Net assets consist of $6.1 million of receivables and other current assets, $2.0 million of other long-term assets offset by $67.2 million of estimated total liabilities to be incurred during liquidation, consisting of $5.7 million of estimated operating costs, $1.3 million of estimated lease settlement costs, $15.9 million of estimated litigation costs, $16.2 million related to escrow and asset purchase agreement adjustments and $28.1 million taxes payable. We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At May 5, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were expected to receive between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders’ of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share or $39.2 million.

Subsequent cash distributions are pending REMEC’s Board of Directors review of the Company’s remaining obligations. Based on our projections of operating expenses and liquidation costs as of May 5, 2006, we estimate that the amount of future liquidating distributions will range between $1.10 and $1.80 per common share. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

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

Off-Balance Sheet Arrangements

As of May 5, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of May 5, 2006 are reported in the condensed consolidated statement of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include the facility operating leases. The Company is working to terminate the remaining facility leases. As of May 5, 2006 the accrual for the estimated net leases settlements on the remaining facility obligations is $1.3 million.

Recently Issued Accounting Standards.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of May 5, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB Staff Position (FSP) issued No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FAS 123(R)-4) concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). As of May 5, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

On November 30, 2005, the Company cancelled its $30 million line of credit. The borrowing rate under this credit facility was based on prime plus 1% with prime being defined as the banks most recently announced per annum “prime rate.” As of May 5, 2006 the Company has not had any borrowings under this credit facility and, therefore, no related exposure to interest rate movement. In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by cash of $4.5 million of which has been used under letter of credit arrangements and banking cash management products and no related exposure to interest rate movement.

Investments

At May 5, 2006, our investment portfolio includes cash equivalent securities held in a money market with a recorded value of approximately $71.5 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

Foreign Currency Exchange Rate Fluctuations

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”) naming the Company, a former officer and a current officer as defendants (“Defendants”). The Consolidated and Amended Complaint asserts, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s operations and future prospects. The Complaint seeks unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated Amended Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint. On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint. On May 4, 2006, Plaintiffs filed a Fourth Amended Complaint. The Fourth Amended Complaint seeks unspecified legal expenses and damages. REMEC filed a Motion to Dismiss the Fourth Amended Complaint on June 2, 2006, which motion is scheduled to be heard by the Court on July 14, 2006. REMEC believes that the lawsuit is without merit and intends to defend against it vigorously.

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

On March 18, 2005, the court granted the Company’s demurrer to the Cardinal Complaint, allowing Cardinal an opportunity to amend its complaint, which it has done. Cardinal’s amended complaint includes the previous claims plus adds a claim for breach of the covenant of good faith and fair dealing. Cardinal’s amended complaint seeks $7.0 million in damages plus legal expenses. The Company’s response to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses, was filed on April 7, 2005. Cardinal increased its damages claim in the litigation to $16.5 million. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action.

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

3G Infrastructure Services Arbitration

On January 31, 2006, 3G Infrastructure Services, AB (“3GIS”) filed a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC UK Ltd as the Respondent. The Request for Arbitration claims that REMEC UK Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to 3GIS pursuant to a Product Purchase Agreement entered into in February 2002. 3GIS is claiming that REMEC UK Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 85,000,000 SEK (Swedish Kroner), or approximately $11.0 million. On February 17, 2006, REMEC UK Ltd filed its response, denying all liability, and intends to vigorously defend the arbitration. The Company and 3GIS are currently engaged in settlement discussions.

Telenor Sverige AB Claim

On February 7, 2006, Vodafone Sverige AB (“Vodafone”) notified the Company through its counsel that it intended to file a Request for Arbitration with the Arbitration Institute of the Stockholm Chamber of Commerce, naming REMEC Europe Ltd as the Respondent. The draft Request for Arbitration claims that REMEC Europe Ltd is liable for alleged defects in Tower Mounted Amplifiers (“TMAs”) sold to Vodafone pursuant to a Framework Agreement for the Supply of UMTS TMA entered into in July 2002. In January 2006, Vodafone Sverige was acquired by Telenor ASA, and the name of Vodafone Sverige AB was changed to Telenor Sverige AB (“Telenor”) on April 20, 2006. Vodafone is claiming that REMEC Europe Ltd is liable for the cost of replacing all TMAs sold, which amount exceeds 60,000,000 SEK (Swedish Kroner), or approximately $8.0 million. By letter dated March 30, 2006, Vodafone further stated that it intended to assert a claim for the contractual liability directly against REMEC, Inc. The Company has denied any and all liability, and intends to vigorously defend any asserted claims. The Company and Telenor are currently engaged in settlement discussions.

Retiree Medical Claims

On May 11, 2006 the Company received written notice from each of two retired former officers of the Company that a claim may be asserted for breach of certain agreements with these retired officers, based on an interpretation that these former officers are entitled to lifetime medical benefits from the Company. The total of both claims exceeds $11,000,000. The Company intends to vigorously defend any such claims that may be asserted.

Powerwave Indemnification Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave,

REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims potentially in excess of $15,000,000 by Powerwave against REMEC, together with instructions not to release the escrow funds ($15,000,000) on the release date of June 2, 2006. REMEC intends to investigate the nature, basis and amount of the claims made by Powerwave and will respond appropriately in the event it determines that such claims are invalid or were not properly made. We have accrued approximately $16 million related to the settlement and defense of the foregoing matters. Actual settlement amounts may vary significantly from amounts presently estimated.

Other than the claims and lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material litigation, nor to REMEC’s knowledge, is such litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the business or financial condition of REMEC.

Item 1A.	Risk Factors.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the Plan of Dissolution. Amounts required settling our obligations to creditors and resolving any outstanding litigation will reduce the amount of remaining capital available for future distribution to shareholders.

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

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. Additionally, indemnification claims in excess of $15 million have been made against funds held in escrow pending the closing of the sale of our business units. These expenses and claims may reduce the amount of assets available for future distribution out of the liquidation to shareholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash out of the liquidation, or any cash at all, to our shareholders.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At May 5, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

No matter was submitted to a vote of security holders during the first quarter ended May 5, 2006.

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

Date: June 14, 2006