Form 10-Q
period 2006-08-04
REMEC INC
filed 2006-09-13
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  ☐    NO  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 1, 2006
Common Stock, $.01 par value	29,048,881

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended August 4, 2006

CERTIFICATIONS

EXHIBITS

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of REMEC;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of outstanding creditor claims and the ongoing litigation against us;

•	any statements regarding the amount of future liquidating distributions, if any, and the timing thereof, to our shareholders.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout our Annual Report on Form 10-K for the year ended January 31, 2006. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution; and

•	our ability to successfully resolve all our outstanding creditor claims and ongoing litigation.

We do not intend to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

PART I—FINANCIAL INFORMATION

The accompanying August 4, 2006 and July 29, 2005 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2006 included in our fiscal year end January 31, 2006 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC. The interim financial statements for the first quarter ended May 5, 2006 were revised as more fully disclosed in Note 10 to the accompanying financial statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	August 4, 2006 (unaudited)	January 31, 2006
ASSETS
Cash and cash equivalents	$73,309	$87,603
Restricted cash	19,345	20,629
Receivables and other current assets	3,564	6,150
Other long term assets	1,961	1,595

Total assets	98,179	115,977

LIABILITIES
Estimated costs to be incurred during liquidation	4,663	11,497
Estimated litigation costs	1,776	16,702
Estimated purchase price adjustments and estimated indemnification costs	8,422	6,261
Estimated taxes payable	15,500	28,700
Lease settlement costs	1,256	5,202

Total liabilities	31,617	68,362

Net assets in liquidation	$66,562	$47,615

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three months ended August 4, 2006	Six months ended August 4, 2006
Net assets in liquidation, beginning of period	$50,998 (1)	$47,615
Changes in net assets in liquidation:
Payments of litigation costs	9,082	10,213
Payments of lease settlement costs	285	3,973
Payments of indemnification costs	130	339
Payments of liquidation costs	2,684	9,066
Payments of tax liabilities	743	1,320

	12,924	24,911

Changes in estimated fair value of assets and liabilities:
Change in estimated litigation costs	5,036	4,712
Change in estimated lease settlement costs	(211)	(27)
Change in estimated purchase price adjustments and estimated indemnification costs	(2,576)	(2,499)
Change in estimated tax costs	11,880	11,880
Change in estimated assets and liabilities during liquidation	(11,489)	(20,030)

Net increase (decrease) in estimated fair value of assets and liabilities	2,640	(5,964)

Changes in net assets in liquidation	15,564	18,947

Net assets in liquidation, end of period	$66,562	$66,562

(1)	As restated, as of May 5, 2006 – See Note 10.

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

(In thousands, except per share data)

(unaudited)

	Three months ended July 29, 2005	Six months ended July 29, 2005
Net sale	$—	$—
Costs of sales	—	—

Gross profit	—	—
Operating expenses	—	—

Income (loss) from continuing operations	$—	$—
Income from discontinued operations including gain/(loss) on disposal, net tax	186,811	183,545

Net income	$186,811	$183,545

Basic net income per common share:
Income (loss) from continuing operations	$—	$—
Income from discontinued operations	6.64	6.55

	$6.64	$6.55

Diluted net income per common share:
Income (loss) from continuing operations	$—	$—
Income from discontinued operations	6.48	6.37

	$6.48	$6.37

Shares used in computing net income per common share: (*)
Basic	28,125	28,010

Diluted	28,811	28,819

(*)	Reflects the effect of a share reclassification in which each existing share of common stock was converted into 0.446 of a share of common stock on May 20, 2005.

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

(in thousands)

(unaudited)

Six months ended July 29, 2005
OPERATING ACTIVITIES
Net income	$183,545
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,988
Gain on sale of discontinued operations	(192,738)
Unrealized loss on foreign currency hedging/forward contracts	214
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(8,226)
Inventories	(2,683)
Prepaid expenses and other current assets	(688)
Accounts payable	(1,943)
Accrued expenses, income taxes payable, and other long-term liabilities	(429)

Net cash used in operating activities	(16,960)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,612)
Proceeds from the sale of discontinued operations, net	269,662
Change in restricted cash	9,426
Short-term investments, sales	5,066
Short-term investments, purchases	(865)
Other assets	(6)

Net cash provided by investing activities	281,671
FINANCING ACTIVITIES
Proceeds from the issuance of short-term notes payable	(1,789)
Distributions to shareholders	(177,000)
Proceeds from issuance of common shares, net	2,999

Net cash used in financing activities	(175,790)
Effect of exchange rate changes on cash	(334)

Increase in cash and cash equivalents	88,587
Cash and cash equivalents at beginning of period	32,239

Cash and cash equivalents at end of period	$120,826

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Recent Developments

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. (the “Company” or “REMEC”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. At our August 31, 2005 special meeting of shareholders, the holders of a majority of our outstanding shares approved the Plan of Dissolution, effective on September 3, 2005. The Company completed the sale of its Wireless Systems business, which was the last operating business unit of the Company, to Powerwave Technologies, Inc. (“Powerwave”) on September 2, 2005, as described below. The key features of the Plan of Dissolution include (1) ceasing to conduct normal business operations, except as may be required to wind up our business affairs; (2) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (3) paying or adequately providing for payment for all of our known obligations and liabilities; (4) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

REMEC will continue in existence until its final dissolution, which may occur, subject to settlement of outstanding litigation and the payment of liabilities, during the fiscal year ending January 31, 2007 at which time all remaining assets and liabilities may be transferred to a liquidating trust. However, the Board of Directors may determine to not retain a third party liquidator or trustee until such time as our outstanding litigation and other significant creditor claims have been resolved. Our Plan of Dissolution gives us the power to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors.

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective September 3, 2005, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were ultimately expected to receive in total between $2.45 to $2.95 in cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock (received from the sale of our Wireless Systems business) were issued to our shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash distribution was made to all shareholders of record on September 13, 2005 at a rate of $1.35 per share.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that our common stock be de-listed from the Nasdaq as of October 13, 2005, with the last trading day being October 12, 2005. Since our common stock was de-listed from Nasdaq and we closed our stock records on October 13, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made, or the amounts of any such distributions.

Based on our projections of operating expenses and liquidation costs as of August 4, 2006, we estimate that the remaining amount of additional future liquidating distributions will range between $1.10 and $2.40 per share of common stock. The actual amount available for distribution, if any, could be substantially less if we discover or third parties assert additional liabilities or claims or we incur unexpected or greater than expected expenses related to existing and future claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations in a manner more favorable than we currently estimate. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributed to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from liquidation of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from liquidation of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders may not be possible.

Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations in accordance with applicable law.

2. Summary of Significant Accounting Policies

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2006, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of August 4, 2006. The condensed consolidated financial statements for the three and six months ended July 29, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The results of operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

During fiscal year ended January 31, 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. Our Defense & Space business was sold and closed on May 20, 2005, and is reported as a discontinued operation in our historical financial statements. Our Electronic Manufacturing Services (“EMS”) business was sold and closed on July 1, 2005, and is reported as a discontinued operation in our historical financial statements. Our Outdoor Unit/Transceiver (“ODU”) product line was sold and closed on August 26, 2005, and is reported as a discontinued operation in our historical financial statements. Our Wireless Systems business was sold and closed on September 2, 2005, and is reported as a discontinued operation in our historical financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation. As of August 4, 2006, all REMEC operating business units have been sold and are reported as discontinued operations for all periods presented.

Basis of Presentation

As a result of obtaining shareholder approval of its Plan of Dissolution and the imminent nature of liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the Estimated Costs to be Incurred During Liquidation and Taxes Payable, Estimated Litigation Costs, Estimated Purchase Price Adjustments and Estimated Indemnification Costs and Estimated Lease

Settlement Costs have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of August 4, 2006, such costs were estimated at $4.7 million and taxes payable were estimated at $15.5 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $1.8 million as of August 4, 2006, represent both estimated future legal fees and costs to be incurred and estimated amounts that may be paid in settlement or by way of final judgment. Included in this amount is approximately $0.5 million self insured retention with one of our primary insurance carriers.

During the second quarter of fiscal 2007, the Company settled claims with 3G Infrastructure Services, AB (“3GIS”) and Vodafone Sverige which was acquired by Telenor ASA. These claims had been previously accrued at January 31, 2006. The Company continues to vigorously defend its other current litigation and claims. Our continued litigation activities may result in a lesser or greater amount than our current estimate, affecting net assets in liquidation. We are not aware of, and have not accrued for, any other material outstanding litigation other than what is more fully described in Note 7 as of August 4, 2006.

Estimated Purchase Price Adjustments and Estimated Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated purchase price adjustments and estimated indemnification costs. As of August 4, 2006, such costs were estimated at $8.4 million. During the fiscal year ended January 31, 2006, the Company provided certain indemnifications under the terms of its asset purchase agreements in regards to the divestment of the Company’s business units. These indemnity provisions were secured, in part, by escrow accounts from the sale proceeds of such transactions. Other estimated indemnity costs include provisions for the settlement of related expenses associated with the divested business units including post closing adjustments.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $1.3 million as of August 4, 2006, represent the settlement value on our remaining facilities.

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

Dilutive securities include options, warrants, and restricted stock units as if converted and restricted stock subject to vesting.

Net income per share is calculated as follows (in 000’s, except per share data):

	Three months ended July 29, 2005	Six months ended July 29, 2005
Net income applicable to common shareholders	$186,811	$183,545
Net income per share:
Basic	$6.64	$6.55
Diluted	$6.48	$6.37
Weighted average shares outstanding (*)
Basic	28,125	28,010
Effect of dilutive stock options	686	809

Diluted	28,811	28,819

(*)	Reflects effect of the reclassification and exchange as detailed below.

During the second quarter of fiscal year ended January 31, 2006, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the sale of the Company’s REMEC Defense & Space business. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of our existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company in cash. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock (plus $2.80 per share in cash for the redemption share). The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

The net income per share calculation presented in the above financial statements for the prior year is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of the fiscal year and all common shares outstanding were exchanged at a ratio of 1 to 0.446:

	Three months ended July 29, 2005	Six months ended July 29, 2005
	Weighted average	Weighted average
Number of common shares outstanding	63,060,051	62,803,157
Multiply by 0.446 conversion factor	0.446	0.446

New number of common shares outstanding	28,124,783	28,010,208

4. Stock-Based Compensation

Prior to the adoption of our Plan of Dissolution, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Accordingly, employee and director compensation expense for the three and six months ended July 29, 2005 was recognized only for those options whose price was less than fair market value at the measurement date.

Pro forma information regarding net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

The following is a summary of the pro forma effects on reported net income per share for the period indicated as if the Company had elected to recognize compensation expense based on the fair value of the options at their grant date as prescribed by SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options and the shares granted under the employee stock purchase plan is amortized to expense over their respective vesting or option periods.

Pro forma information is as follows (in 000’s, except per share data):

	Three months ended July 29, 2005	Six months ended July 29, 2005
Net income, as reported	$186,811	$183,545
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,398	1,669
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,614)	(2,233)

Pro forma net income	$186,595	$182,981

Net income per share:
As reported – Basic	$6.64	$6.55
As reported – Diluted	$6.48	$6.37
Pro forma – Basic	$6.63	$6.53
Pro forma – Diluted	$6.48	$6.35

The fair value of options granted under our employee stock option plans and purchase rights granted under our employee stock purchase plan for the three and six months ended July 29, 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended July 29, 2005	Six months ended July 29, 2005
Dividend yield	None	None
Risk-free interest rate	4%	4%
Expected volatility	80.8%	81.0%
Expected life	4-5 years	4-5 years

Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock.

Effective February 1, 2006, the Company adopted the provision of SFAS No. 123(R), Share-Based Payments, using the modified prospective method. SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning February 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows (in 000’s, except per share data):

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2006	8,588	$1.87	1.0	$0.20
Granted	—	—	—	—
Expired	(6,401)	1.91	0.2	0.08
Exercised	—	—	—	—
Exchanged	—	—	—	—
Forfeited/canceled	—	—	—	—

Outstanding at August 4, 2006	2,187	$1.72	3.2	$0.01

Outstanding exercisable at August 4, 2006	2,187	$1.72	3.2	$0.01

During the six months ended August 4, 2006, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified or repurchased after January 31, 2006.

The adoption of SFAS No.123(R) did not have a material effect on the Company’s financial statements.

Stock Options Exercised

During the six months ended July 29, 2005, cash flows generated from share-based compensation arrangements amounted to $3.0 million upon exercise of stock options by employees. During the six months ended August 4, 2006, no stock options were exercised, and therefore, no cash was received from stock option exercises.

5. Cash, Cash Equivalents and Short-Term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents totaled $73.3 million and $87.6 million as of August 4, 2006 and January 31, 2006, respectively.

Short-Term investments

Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale and were reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The carrying amounts of these securities approximate fair value due to the short maturities of these instruments.

As a result of the Company’s Plan of Dissolution, the Company is no longer purchasing new investments. All short-term investments have matured as of January 31, 2006 and there have been no new investment purchases subsequent to January 31, 2006.

6. Restricted Cash

Restricted cash decreased by approximately $1.3 million to $19.3 million for the six months ended August 4, 2006. The decrease was related to the release of funds held in escrow of approximately $1.0 million including interest associated with the sale of our ODU business unit in fiscal 2006 and approximately $0.6 million related to the release of the letter of credit as part of the lease requirement on our Sunnyvale facility which was sold in fiscal 2006. Restricted cash includes $15.5 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.8 million represents certificates of deposit placed to cover certain letters of credit and banking products previously secured by our receivables and inventory.

7. Commitments and Contingencies

Letter of Credit Facility

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.8 million of restricted cash.

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

During the first quarter of fiscal 2007, the Company paid lease and sublease termination fees of $2.6 million and $0.7 million, respectively, and related broker fees of $0.1 million, pursuant to termination agreements entered into in February 2006 on one of its facilities. These amounts had been previously accrued at January 31, 2006. There were no lease termination or settlement fees paid in the second quarter of fiscal 2007.

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

We released the warranty reserve for our divested product lines upon the sale of our remaining businesses. Further, warranty reserves are no longer required and have been eliminated, as the Company will not generate revenue in the future from the sale of products and services.

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified as of August 4, 2006 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of August 4, 2006 is provided below.

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

During periods prior to the Company’s adoption of the Plan of Dissolution, the Company entered into certain commercial agreements with customers and vendors and other third parties in the ordinary course of business, and pursuant to other agreements and transactions approved by the Board of Directors that contained indemnity obligations that may still be in effect.

During the third quarter of the fiscal year ended January 31, 2006, the Company provided certain indemnifications under the terms of its asset purchase agreements with Wireless U.S., LLC and Powerwave Technologies, Inc. These indemnity provisions were secured, in part, by escrow accounts holding back $1.0 million and $15.0 million, respectively, from the sale proceeds of the applicable transaction.

During the second quarter of fiscal 2007, Wireless U.S., LLC released the $1.0 million escrow holding account in total to REMEC.

Except for specific claims made under indemnification agreements, the Company is unable to reasonably estimate the maximum amount that could be payable under the remaining arrangement with Powerwave due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in such agreement. See “Claims and Litigation-Powerwave Indemnification Claims” below.

Claims and Litigation

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”). The Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. The Complaint sought unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint. On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint. On May 4, 2006, Plaintiffs filed a Fourth Amended Complaint. The Fourth Amended Complaint seeks unspecified legal expenses and damages. REMEC filed a Motion to Dismiss the Fourth Amended Complaint on June 2, 2006, which motion was taken under submission by the Court on or about July 14, 2006. REMEC believes that the lawsuit is without merit and intends to vigorously defend it.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On June 9, 2006, the attorneys for Cardinal sent a letter to REMEC advising that Cardinal intended to appeal the granting of the motion for nonsuit.

On August 8, 2006, the court entered judgment in the case against Tyco and Thomas & Betts and in favor of REMEC on its nonsuit motion. REMEC has filed a motion to recover its costs of suit, in the amount of approximately $0.08 million. The remaining parties have filed post trial motions, and the final judgment is expected to be appealed.

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

On July 19, 2006, the parties reached an informal settlement agreement, under which all claims, including the class claims would be dismissed, in exchange for a payment by REMEC to Zanni. The parties are currently negotiating the terms of a formal settlement agreement, and are expected to execute that agreement in the third quarter of fiscal year 2007. The amount of the settlement is not significant to the financial statements.

Retiree Medical Claims

On May 11, 2006, the Company received written notice from each of two retired former officers of the Company that a claim may be asserted for breach of certain agreements with these retired officers, based on an interpretation that these former officers are entitled to lifetime medical benefits from the Company. The total of both claims exceeds $11.0 million. The Company intends to vigorously defend any claims that may be asserted.

In August 2006, the parties met informally, but a resolution of the claims was not reached.

Powerwave Indemnification Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims potentially in excess of $15.0 million by Powerwave against REMEC, together with instructions not to release the escrow funds ($15.0 million) on the release date of June 2, 2006. REMEC is investigating the nature, basis and amount of the claims made by Powerwave and intends to vigorously defend any invalid claims.

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

8. Comprehensive Income (Loss)

Prior to the adoption of our Plan of Dissolution, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders transactions. Accordingly, comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

The components of comprehensive income (loss), net of tax, were as follows (in 000’s):

	Three months ended July 29, 2005	Six months ended July 29, 2005
Net income	$186,811	$183,545
Change in net unrealized gain on investment	(110)	(93)
Change in cumulative foreign currency translation adjustment	(151)	(146)
Change in unrealized loss on FX hedge	214	214

Comprehensive income	$186,764	$183,520

9. Taxes

Estimated taxes payable are $15.5 million as of August 4, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation; claims and liabilities, including indemnification claims from Powerwave See Note 7- Commitments and Contingencies. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction are subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities. As a result of the Company’s continued analysis of its tax contingencies it was determined that its estimated taxes payable for tax year 2005 was favorably reduced during the second quarter of fiscal 2007.

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

10. Restatement

In September 2006, subsequent to the original issuance of the Company’s fiscal year 2007 financial statements on Form 10-Q, for the first quarter ended May 5, 2006 as filed with the SEC on June 14, 2006, the Company determined it had not accounted for its Estimated Indemnification Costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. The claim associated with this matter was not both probable and estimable as of the filing of our first quarter Form 10-Q. Accordingly, the Company has corrected and restated its consolidated financial statements for the first quarter of fiscal year 2007 as discussed herein.

As a result of this restatement, net assets in liquidation in the accompanying statement of Net Assets in Liquidation for the three months ended May 5, 2006 has been increased by $10.2 million, from approximately $40.8 million as previously reported to $51.0 million, as restated. There was no effect to our prior year financial statements.

Changes to Unaudited Consolidated Statements of Net Assets in Liquidation, were as follows (in 000’s, except per share data):

	(Unaudited) Three months ended May 5, 2006
	As reported	As restated
Liabilities:
Estimated indemnification costs	$16,176	$5,976
Total liabilities	$67,226	$57,026
Net assets in liquidation	$40,798	$50,998

Net asset value per share	$1.40	$1.76

Shares outstanding	29,049	29,049

Changes to Unaudited Consolidated Statements of Changes in Net Assets in Liquidation, were as follows (in 000’s):

	(Unaudited) Three months ended May 5, 2006
	As reported	As restated
Changes in fair value of assets and liabilities:
Change in estimated indemnification costs	$(10,077)	$123
Net decrease in fair value of assets and liabilities	$(18,803)	$(8,603)
Changes in net assets in liquidation	$(6,817)	$3,383

11. Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of August 4, 2006 and January 31, 2006 (liquidation basis), together with the changes in net assets for the three and six months ended August 4, 2006 (liquidation basis), and the results of operations and cash flows for the three and six months ended July 29, 2005 (going concern basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions as well as any statements referring to our Plan of Dissolution. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: our ability to successfully resolve all our outstanding creditor claims and ongoing litigation, predictions of the amount of liquidating distributions to be received by shareholders; statements regarding the timing of asset dispositions and the sales price we will receive for assets, the effect of the liquidation, the availability of settling property lease agreements, the absence of future material litigation and the implementation and completion of our Plan of Dissolution. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. We do not intend to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Overview

In March 2005, we entered into a definitive agreement to sell selected assets and liabilities of our Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15 million escrow holdback), subject to certain post-closing adjustments (the “Wireless Transaction”). The transaction was subject to approval by REMEC and Powerwave shareholders, which was obtained on August 31, 2005.

On May 20, 2005, we completed the sale of our Defense & Space business to Chelton Microwave for $256 million cash after certain post-closing adjustments and the assumption of certain liabilities. The transaction required shareholder approval, which was obtained May 18, 2005 and the sale closed on May 20, 2005. In conjunction with the sale, we amended our existing Articles of Incorporation to reclassify our common stock in order to effect the distribution of a substantial portion of the proceeds from the sale of Defense & Space to our shareholders. Effective May 20, 2005, each outstanding share of common stock was converted into a fractional share of common stock which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company in cash. As a result of the reclassification and redemption, each holder of one share of the Company’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share.

On July 1, 2005, we completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business (“EMS” Transaction) to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership for approximately $19 million in cash, subject to certain post closing adjustments.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock (received from the sale of our Wireless Systems business) were issued to our shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash distribution was made to all shareholders of record on September 13, 2005 at a rate of $1.35 per share or $39.2 million.

On August 26, 2005, we completed the sale of the Outdoor Unit/Transceiver (“ODU”) business to Wireless Holdings International, Inc. (“Wireless Holdings”), for approximately $15 million in cash (less $1 million held back in escrow), and the assumption by Wireless Holdings of certain liabilities. The sale was made pursuant to an Asset Purchase Agreement dated July 26, 2005. In the second quarter of fiscal year ending January 31, 2007, the $1 million held back in escrow was released to us in full.

On August 31, 2005, the shareholders also approved the Plan of Dissolution, intended to allow for the orderly disposition of the Company’s remaining assets and businesses effective September 3, 2005. The key features of the Plan of Dissolution include (1) ceasing to conduct normal business operations, except as may be required to wind up our business affairs; (2) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (3) paying or adequately providing for payment for all of our known obligations and liabilities; (4) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; and (5) distributing pro rata, in one or more liquidating distributions all of our remaining assets to our shareholders as of the applicable record date.

On September 2, 2005, we sold the Wireless Systems business assets and liabilities to Powerwave, in a transaction valued at $147 million and received all consideration including the 10 million shares of Powerwave common stock. The sale of the Wireless Systems business assets resulted in the divestment by the Company of a majority of its remaining operating assets and liabilities.

On September 3, 2005, we adopted the liquidation basis of accounting pursuant to the Plan of Dissolution approved by our shareholders on August 31, 2005.

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock from the Nasdaq National Market. Since our common stock was de-listed from the Nasdaq National Market our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter “Bulletin Board” (OTCBB) exchange. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidating distributions will be made, or the amount of any such distributions.

We are in the process of finalizing the disposition of our remaining business assets, and the Company will continue in existence until our final dissolution, which may occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2007 at which time all remaining assets and liabilities may be transferred to a liquidating trust. During this period, we will not continue our business as a going concern.

Our Plan of Dissolution gives us the power to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. However, the Board of Directors may determine to not retain a third party liquidator or trustee until such time as our outstanding litigation and other significant creditor claims have been resolved.

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

Prior to the decision to dissolve REMEC, we designed and manufactured microwave and millimeter wave subsystems used in the transmission of voice, video and data traffic over wireless communications networks. We sold our wireless systems products primarily to OEMs, which in turn integrated our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sold certain niche products directly to network service providers. We manufactured our products at our own plants in Heredia, Costa Rica; Laguna, Philippines, and Shanghai, China.

Since the Company is in liquidation without continuing operations, the need to present future quarterly Statements of Operations and Comprehensive Income Statements as well as a Statements of Cash Flows is eliminated.

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

Based on our projections of operating expenses and liquidation costs as of August 4, 2006, we estimate that the remaining amount of additional future liquidating distributions will range between $1.10 and $2.40 per share of common stock. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses related to existing claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Results of Operations

Changes in Net Assets in Liquidation

Three Months Ended August 4, 2006

Net assets in liquidation increased $15.6 million for the three months ended August 4, 2006. The increase in net assets in liquidation was primarily due to the reserve adjustment decrease of $11.9 million in estimated taxes payable, a decrease in our estimated litigation costs including the defense and potential settlement accrual valuations by approximately $5.0 million, and a decrease in operating liquidation costs by approximately $1.5 million. Increases in net assets in liquidation were offset by approximately $2.8 million due to the increased lease, purchase price adjustments and indemnification costs.

Six Months Ended August 4, 2006

Net assets in liquidation increased $18.9 million for the six months ended August 4, 2006. The increase in net assets in liquidation was primarily due to the reserve adjustment decrease of $11.9 million in estimated taxes payable, a decrease in our estimated litigation costs including the defense and potential settlement accrual valuations by approximately $4.7 million, and a decrease in operating liquidation costs by $4.8 million. Increases in net assets in liquidation were offset by approximately $2.5 million due to increased lease, purchase price adjustments and indemnification costs.

Liquidity and Capital Resources

As of August 4, 2006, net assets in liquidation totaled $66.6 million, consisting of $73.3 million in cash and cash equivalents and $19.3 million of restricted cash. Restricted cash consists of approximately $15.5 million for escrow funds and interest held back in escrow pending the closing of the sale of Wireless Systems, and $3.8 million of restricted cash held as security on letters of credit and banking products. Total assets consist of $3.6 million of receivables and other current assets primarily related to the settlement of Value Added Tax “VAT” claims, $2.0 million of other long-term assets primarily consisting of long-term notes receivable. Total assets are offset by $31.6 million of estimated total liabilities to be incurred during liquidation, consisting of $4.7 million of estimated operating costs (“Costs to be incurred during Liquidation”), $1.3 million of estimated lease settlement costs, $1.8 million of estimated litigation costs including the defense and potential settlement, $8.4 million related to estimated purchase price adjustments and indemnification costs and $15.5 million taxes payable. We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At August 4, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

Distributions

On May 20, 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the sale of its REMEC Defense & Space business. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of the Company’s existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company in cash. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 per share in cash for the redemption share. The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented See Note 3 – Net Income (Loss) Per Share.

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share or $39.2 million.

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. Based on our projections of operating expenses and liquidation costs as of August 4, 2006, we estimate that the amount of future liquidating distributions will range between $1.10 and $2.40 per share of common stock. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations in accordance with applicable law.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that the Company common stock be de-listed from the Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since our common stock was de-listed from the Nasdaq National Market and closed our stock records effective October 12, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter “Bulletin Board” (OTCBB) exchange. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidating distributions will be made.

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

Off-Balance Sheet Arrangements

As of August 4, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of August 4, 2006 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include two facility operating leases. The Company is working to terminate these remaining facility leases. As of August 4, 2006 the accrual for the estimated net lease settlements on the remaining facility obligations is $1.3 million.

Recently Issued Accounting Standards.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of the effective date of SFAS No. 154.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of August 4, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB Staff Position (FSP) issued FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.

FAS 123(R)-4 concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the occurrence of the contingent cash settlement event is probable, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP was applied upon initial adoption of Statement 123(R). As of August 4, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. As of August 4, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.8 million in restricted cash, which has no related exposure to interest rate movement.

Investments

At August 4, 2006, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $61.3 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Claims and Litigation

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

On March 10, 2005, Milberg Weiss filed a Consolidated and Amended Complaint (the “Complaint”). The Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. The Complaint sought unspecified damages and legal expenses. On April 19, 2005, REMEC filed a Motion to Dismiss the Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint. On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint. On May 4, 2006, Plaintiffs filed a Fourth Amended Complaint. The Fourth Amended Complaint seeks unspecified legal expenses and damages. REMEC filed a Motion to Dismiss the Fourth Amended Complaint on June 2, 2006, which motion was taken under submission by the Court on or about July 14, 2006. REMEC believes that the lawsuit is without merit and intends to vigorously defend it.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On June 9, 2006, the attorneys for Cardinal sent a letter to REMEC advising that Cardinal intended to appeal the granting of the motion for nonsuit.

On August 8, 2006, the court entered judgment in the case against Tyco and Thomas & Betts and in favor of REMEC on its nonsuit motion. REMEC has filed a motion to recover its costs of suit, in the amount of approximately $0.08 million. The remaining parties have filed post trial motions, and the final judgment is expected to be appealed.

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

On July 19, 2006, the parties reached an informal settlement agreement, under which all claims, including the class claims would be dismissed, in exchange for a payment by REMEC to Zanni. The parties are currently negotiating the terms of a formal settlement agreement, and are expected to execute that agreement in the third quarter of fiscal year 2007. The amount of the settlement is not significant to the financial statements.

Retiree Medical Claims

On May 11, 2006, the Company received written notice from each of two retired former officers of the Company that a claim may be asserted for breach of certain agreements with these retired officers, based on an interpretation that these former officers are entitled to lifetime medical benefits from the Company. The total of both claims exceeds $11.0 million. The Company intends to vigorously defend any claims that may be asserted.

In August 2006, the parties met informally, but a resolution of the claims was not reached.

Powerwave Indemnification Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims potentially in excess of $15.0 million by Powerwave against REMEC, together with instructions not to release the escrow funds ($15.0 million) on the release date of June 2, 2006. REMEC is investigating the nature, basis and amount of the claims made by Powerwave and intends to vigorously defend any invalid claims.

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

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 31, 2006, actual results could differ materially from those projected in any forward-looking statements.

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, other than the additional reference to the Sarbanes-Oxley Act of 2002, regarding increased costs of compliance, specifically to public company reporting requirements.

We cannot assure you of the exact amount or timing of any future distribution to our shareholders under the Plan of Dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any capital remaining available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market under the symbol “REMC.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “Bulletin Board” under the symbol “REMC.OB”. It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations, including certain product warranties to certain customers, and contractual obligations to certain of our vendors. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business and the sale of our business units and assets. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the Plan of Dissolution. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders.

Some of our customers have filed or may file for breach of contract and breach of express and implied warranties with regard to products sold by the Company.

Our products consist of and incorporate numerous component parts designed and manufactured by certain former REMEC subsidiaries. We cannot assure you that these products and/or parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Claims, liabilities and expenses from operations, such as operating costs, directors and officers liability insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down our operations and implement our Plan of Dissolution. Additionally, indemnification claims potentially in excess of $15 million have been made against funds held in escrow pending the closing of the sale of our business units. These expenses and claims may reduce the amount of assets available for future distribution out of the liquidation to shareholders. In addition, we cannot assure you that third parties will not assert additional claims or causes of action against us. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash out of the liquidation, or any cash at all, to our shareholders.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At August 4, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the

Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Significant judgment is required in determining the Company’s provision for income taxes payable. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.

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

Although our Board of Directors has not established a firm timetable for distributions to our shareholders out of the liquidation, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors, new claims made by third parties and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our shareholders.

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

In addition, we are required to comply with the Sarbanes-Oxley Act of 2002 and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies. These requirements have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, and civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our Plan of Dissolution by fiscal year end 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our shareholders under our Plan of Dissolution.

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

No matter was submitted to a vote of security holders during the second quarter ended August 4, 2006.

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

Date: September 13, 2006