Form 10-Q
period 2006-11-03
REMEC INC
filed 2006-12-13
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2006

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

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES  ☐    NO  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 1, 2006
Common Stock, $.01 par value	30,030,975

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended November 3, 2006

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout our Annual Report on Form 10-K for the year ended January 31, 2006. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution; and

•	our ability to successfully resolve all our outstanding or future, creditor claims and litigation.

We do not intend to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

PART I—FINANCIAL INFORMATION

The accompanying interim financial statements of REMEC, Inc. for the three and nine months ended November 3, 2006 and for the periods from July 30, 2005 to September 2, 2005 and from February 1, 2005 to September 2, 2005 are required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2006 included in our fiscal year end January 31, 2006 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	November 3, 2006 (unaudited)	January 31, 2006
ASSETS
Cash and cash equivalents	$72,408	$87,603
Restricted cash	19,523	20,629
Receivables and other current assets	5,924	6,150
Other long term assets	2,433	1,595

Total assets	100,288	115,977

LIABILITIES
Estimated costs to be incurred during liquidation	4,410	11,497
Estimated litigation costs	1,178	16,702
Estimated purchase price adjustments and indemnification costs	9,309	6,261
Estimated taxes payable	7,250	28,700
Estimated lease settlement costs	1,188	5,202

Total liabilities	23,335	68,362

Net assets in liquidation	$76,953	$47,615

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three months ended November 3, 2006	Nine months ended November 3, 2006
Net assets in liquidation, beginning of period	$66,562	$47,615
Decreases in reserves by payments of liabilities increasing net assets in liquidation:
Payments of litigation costs	357	10,570
Payments of lease settlement costs	251	4,224
Payments of indemnification costs	40	378
Payments of tax liabilities	4,013	5,333
Payments of liquidation costs	919	9,986

	5,580	30,491

Changes in estimated fair value of assets and liabilities:
Change in estimated litigation costs	242	4,954
Change in estimated lease settlement costs	(183)	(210)
Change in estimated purchase price adjustments and indemnification costs	(805)	(3,185)
Change in estimated tax obligations	4,237	16,117
Change in estimated assets and liabilities during liquidation	1,320	(18,829)

Net increase (decrease) in estimated fair value of assets and liabilities	4,811	(1,153)

Changes in net assets in liquidation	10,391	29,338

Net assets in liquidation, end of period	$76,953	$76,953

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

(In thousands, except per share data)

(unaudited)

	For the period from July 30, 2005 to September 2, 2005	For the period from February 1, 2005 to September 2, 2005
Net sale	$—	$—
Costs of sales	—	—

Gross profit	—	—
Operating expenses	—	—

Income (loss) from continuing operations	$—	$—
Income from discontinued operations including gain/(loss) on disposal, net tax	37,847	221,391

Net income	$37,847	$221,391

Basic net income per common share:
Income (loss) from continuing operations	$—	$—
Income from discontinued operations	1.33	7.88

	$1.33	$7.88

Diluted net income per common share:
Income (loss) from continuing operations	$—	$—
Income from discontinued operations	1.19	7.44

	$1.19	$7.44

Shares used in computing net income per common share:
Basic	28,474	28,084

Diluted	31,927	29,775

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

(in thousands)

(unaudited)

For the period from February 1, 2005 to September 2, 2005
OPERATING ACTIVITIES
Net income	$221,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,477
Gain in sale of discontinued operations	(232,136)
Unrealized loss on foreign currency hedging/forward contracts	(18)
Stock-based compensation	3,678
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,002)
Inventories	5
Prepaid expenses and other current assets	819
Accounts payable	1,481
Accrued expenses, income taxes payable and other long-term liabilities	8,408

Net cash provided by operating activities	12,103
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,890)
Proceeds from the sale of discontinued operations, net	403,114
Change in restricted cash	(6,574)
Short-term investments, sales	5,139
Short-term investments, purchases	(107,415)
Other assets	(292)

Net cash provided by investing activities	284,082
FINANCING ACTIVITIES
Proceeds from the issuance of short-term notes payable	500
Distributions to shareholders	(177,000)
Proceeds from issuance of common shares, net	4,374

Net cash used in financing activities	(172,126)
Effect of exchange rate changes on cash	50

Increase in cash and cash equivalents	124,109
Cash and cash equivalents at beginning of period	32,239

Cash and cash equivalents at end of period	$156,348

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Recent Developments

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. (the “Company” or “REMEC”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. At our August 31, 2005 special meeting of shareholders, the holders of a majority of our outstanding shares approved the Plan of Dissolution. The Company completed the sale of its Wireless Systems business, which was the last operating business unit of the Company, to Powerwave Technologies, Inc. (“Powerwave”) on September 2, 2005, as described below. The key features of the Plan of Dissolution include (1) ceasing to conduct normal business operations, except as may be required to wind up our business affairs; (2) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (3) paying or adequately providing for payment for all of our known obligations and liabilities; (4) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

REMEC will continue in existence until its final dissolution, which may occur, subject to settlement of outstanding litigation and the payment of liabilities, during the fiscal year ending January 31, 2008 at which time all remaining assets and liabilities may be transferred to a liquidating trust. However, the Board of Directors may determine to not retain a third party liquidator or trustee until such time as our outstanding litigation and other significant creditor claims have been resolved. Our Plan of Dissolution gives us the power to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors.

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective September 3, 2005, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that our common stock be de-listed from Nasdaq as of October 13, 2005, with the last trading day being October 12, 2005. Since our common stock was de-listed from Nasdaq and we closed our stock records on October 13, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made, or the amounts of any such distributions.

On October 19, 2006, we announced that our Board of Directors approved a cash liquidating distribution of $0.75 per share to shareholders of record on November 1, 2006. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record on November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

Based on our projections of operating expenses and liquidation costs as of November 3, 2006, we estimate that after the payment of the $0.75 per share liquidating cash distribution on November 8, 2006, the remaining amount of additional future liquidating distributions will range between $0.30 and $1.80 per share of common stock. The actual amount available for distribution, if any, could be substantially less if we discover or third parties assert additional liabilities or claims or we incur unexpected or greater than expected expenses related to existing and future claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations in a manner more favorable than we currently estimate. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributed to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from liquidation of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from liquidation of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders may not be possible.

Although our Board of Directors has not established a firm timetable for future liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay or otherwise resolve our remaining liabilities and obligations in accordance with applicable law.

2. Summary of Significant Accounting Policies

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2006, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of November 3, 2006. As a result, operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation. As of November 3, 2006, all REMEC operating business units have been sold and are reported as discontinued operations for all periods presented.

Basis of Presentation

The condensed consolidated financial statements for the period from July 30, 2005 to September 2, 2005 and from February 1, 2005 to September 2, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of obtaining shareholder approval of its Plan of Dissolution and the imminent nature of liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the Estimated Costs to be Incurred During Liquidation and Taxes Payable, Estimated Litigation Costs, Estimated Purchase Price Adjustments and Indemnification Costs and Estimated Lease Settlement Costs have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of November 3, 2006, such costs were estimated at $4.4 million and taxes payable were estimated at $7.3 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $1.2 million as of November 3, 2006, represent both estimated future legal fees and costs to be incurred and estimated amounts that may be paid in settlement or by way of final judgment. Included in this amount is approximately $0.4 million self insured retention with one of our primary insurance carriers.

During the second quarter of fiscal 2007, the Company settled claims with 3G Infrastructure Services, AB (“3GIS”) and Vodafone Sverige which was acquired by Telenor ASA. During the third quarter of fiscal 2007, the Company settled claims with Peter Zanni (“Zanni”) and with Chelton Microwave (“Chelton”). These claims had been previously accrued at January 31, 2006. The Company continues to vigorously defend its other current litigation and claims. Our continued litigation activities may result in a lesser or greater amount than our current estimate, affecting net assets in liquidation. We are not aware of, and have not accrued for, any other material outstanding litigation other than what is more fully described in Note 7 as of November 3, 2006.

Estimated Purchase Price Adjustments and Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated purchase price adjustments and indemnification costs. As of November 3, 2006, such costs were estimated at $9.3 million. This balance includes approximately $1.4 million of cash collections received from former customers of the Company. During the fiscal year ended January 31, 2006, the Company provided certain indemnifications under the terms of its asset purchase agreements in regards to the divestment of the Company’s business units. These indemnity provisions were secured, in part, by escrow accounts from the sale proceeds of such transactions. Other estimated indemnity costs include provisions for the settlement of related expenses associated with the divested business units including post closing adjustments.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $1.2 million as of November 3, 2006, represent the settlement value on our two remaining facilities, net of estimated sublease rental income.

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

Dilutive securities include options and restricted stock units as if converted and restricted stock subject to vesting.

Net income per share is calculated as follows (in 000’s, except per share data):

	For the period from July 30, 2005 to September 2, 2005	For the period from February 1, 2005 to September 2, 2005
Net income applicable to common shareholders	$37,847	$221,391
Net income per share:
Basic	$1.33	$7.88
Diluted	$1.19	$7.44
Weighted average shares outstanding
Basic	28,474	28,084
Effect of dilutive stock options	3,453	1,691

Diluted	31,927	29,775

4. Stock-Based Compensation

Prior to the adoption of our Plan of Dissolution, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Accordingly, employee and director compensation expense for the period from July 30, 2005 to September 2, 2005 and for the period from February 1, 2005 to September 2, 2005 was recognized only for those options whose price was less than fair market value at the measurement date.

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

Pro forma information is as follows (in 000’s, except per share data):

	For the period from July 30, 2005 to September 2, 2005	For the period from February 1, 2005 to September 2, 2005
Net income, as reported	$37,847	$221,391
Add: Stock-based employee compensation expense included in net income, net of related tax effects	2,009	3,678
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,189)	(4,408)

Pro forma net income	$37,667	$220,661

Net income per share:
As reported – Basic	$1.33	$7.88
As reported – Diluted	$1.19	$7.44
Pro forma – Basic	$1.32	$7.86
Pro forma – Diluted	$1.18	$7.41

The fair value of options granted under our employee stock option plans and purchase rights granted under our employee stock purchase plan for the period from July 30, 2005 to September 2, 2005 and for the period from February 1, 2005 to September 2, 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the period from July 30, 2005 to September 2, 2005	For the period from February 1, 2005 to September 2, 2005
Dividend yield	None	None
Risk-free interest rate	4.1%	3.9%
Expected volatility	27.8%	80.6%
Expected life	4-5 years	4-5 years

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

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows (in 000’s, except per share data):

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2006	8,588	$1.87	1.2	$210
Granted	—	—	—	—
Expired	(6,401)	1.91	0.2	78
Exercised	(1,427)	1.25	0.7	2
Exchanged	—	—	—	—
Forfeited/canceled	—	—	—	—

Outstanding at November 3, 2006	760	$2.59	2.3	$160

Outstanding exercisable at November 3, 2006	760	$2.59	2.3	$160

During the nine months ended November 3, 2006, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified or repurchased after January 31, 2006.

The adoption of SFAS No.123(R) did not have a material effect on the Company’s financial statements.

Stock Options Exercised

During the period February 1, 2005 to September 2, 2005, cash flows generated from share-based compensation arrangements amounted to $3.7 million, for the purchase of shares upon exercise of options.

During the nine months ended November 3, 2006, the Company issued a total of 976,595 shares of common stock upon exercise of stock options by employees and Company directors. Total proceeds received were $1.0 million. The Company did not enter into any share-based compensation arrangements during this period.

5. Cash and Cash Equivalents

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents totaled $72.4 million and $87.6 million as of November 3, 2006 and January 31, 2006, respectively.

6. Restricted Cash

Restricted cash decreased by approximately $1.1 million to $19.5 million for the nine months ended November 3, 2006. The decrease was related to the release of funds held in escrow of approximately $1.0 million including interest associated with the sale of our ODU business unit in fiscal 2006 and approximately $0.6 million related to the release of the letter of credit as part of the lease requirement on our Sunnyvale facility which was sold in fiscal 2006. Restricted cash includes $15.6 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit previously secured by our receivables and inventory.

7. Commitments and Contingencies

Letter of Credit Facility

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million of restricted cash.

Operating Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to terminate the two remaining facility leases not released with the sale transactions of our business units. Lease termination penalties may be assessed for early lease settlement based on original agreements.

During the first quarter of fiscal 2007, the Company paid lease and sublease termination fees of $2.6 million and $0.7 million, respectively, and related broker fees of $0.1 million, pursuant to termination agreements entered into in February 2006 on one of its facilities. These amounts had been previously accrued at January 31, 2006. There were no lease termination or settlement fees paid in the third quarter of fiscal 2007.

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

Indemnifications and Guarantees

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Others, were adopted, which expands previously issued accounting guidance for certain guarantees. Indemnifications issued or modified as of November 3, 2006 did not have a material effect on the consolidated financial statements. A description of the Company’s indemnifications and guarantees as of November 3, 2006 is provided below.

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

Claims and Litigation

The Company’s commitments and contingencies include the following claims and litigation:

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

On March 10, 2005, the Lead Plaintiff filed a Consolidated and Amended Complaint. The Consolidated and Amended Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated and Amended Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint. On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint. On May 4, 2006, Plaintiffs filed a Fourth Amended Complaint. The Fourth Amended Complaint seeks unspecified legal expenses and damages. REMEC filed a Motion to Dismiss the Fourth Amended Complaint on June 2, 2006, which motion was denied by the Court on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts, and in favor of REMEC against Cardinal on its nonsuit motion. REMEC has filed a motion to recover its costs of suit, expected to be approximately $0.08 million. All post trial motions were denied by the Court, and Cardinal filed a Notice of Appeal on REMEC’s nonsuit on October 31, 2006.

Retiree Medical Claim Arbitration

On May 11, 2006, the Company received written notice from each of two retired former officers of the Company that a claim may be asserted for breach of certain agreements with these retired officers, based on an interpretation that these former officers are entitled to lifetime medical benefits from the Company. The total of both claims exceeds $11.0 million. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute.

Powerwave Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims potentially in excess of the escrow funds ($15.0 million) by Powerwave against REMEC, together with instructions not to release the escrow funds on the release date of June 2, 2006. REMEC is attempting to resolve these claims informally.

Other

On June 20, 2006, we received a proposed Closing Balance Sheet from Powerwave for the Wireless Systems sale transaction. The Closing Balance Sheet as proposed by Powerwave would result in a payment by REMEC to Powerwave of approximately $1.9 million in accordance with the Agreement. REMEC believes that the proposed Closing Balance Sheet is not correct, and that under a correct Closing Balance Sheet, Powerwave would be required to pay REMEC. REMEC and Powerwave are currently attempting to informally resolve their disagreements with regard to the Closing Balance Sheet for the sale transaction.

Other than the claims and lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material claims or litigation, nor to REMEC’s knowledge, are such claims or litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

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

The components of comprehensive income, net of tax, were as follows (in 000’s):

	For the period from July 30, 2005 to September 2, 2005	For the period from February 1, 2005 to September 2, 2005
Net income	$37,847	$221,391
Change in net unrealized gain on investment	(110)	17
Change in cumulative foreign currency translation adjustment	(4,146)	(4,291)
Change in unrealized loss on FX hedge	110	104

Comprehensive income	$33,701	$217,221

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

ODU/TRX Business Unit divestment

On August 26, 2005, the Company completed the sale of its ODU business unit to Wireless Holdings International, Inc., an international business company organized under the laws of the British Virgin Islands for $15 million in cash, subject to certain adjustments including a working capital-based adjustment and the assumption by Wireless Holdings of certain liabilities. The sale of the Business was made pursuant to an Asset Purchase Agreement between REMEC and Wireless Holdings dated July 26, 2005. Certain key members of the management of the Business are also investors in and active managers of Wireless Holdings. These individuals include Dave Newman, the Vice President and General Manager of the Business and Domingo Bonifacio, the President of REMEC Manufacturing Philippines, Inc. Other than the relationship of these members of management of REMEC, there are no material relationships between REMEC and Wireless Holdings. The principle used to determine the amount of consideration issued was the fair market value of the assets being sold and liabilities being assumed, which was determined by arms-length negotiations.

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

10. Taxes

Estimated taxes payable are $7.3 million as of November 3, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation; claims and liabilities, including indemnification and other claims from Powerwave See Note 7- Commitments and Contingencies. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction are subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities. As a result of the Company’s continued analysis of its tax contingencies it was determined that its estimated taxes payable for tax year 2005 was favorably reduced. The Company finalized its tax year 2005 returns during the third quarter of fiscal 2007, reducing the Company’s estimated taxes payable.

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

11. Subsequent Events

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of November 3, 2006 and January 31, 2006 (liquidation basis), together with the changes in net assets for the three and nine months ended November 3, 2006 (liquidation basis), and the results of operations and cash flows for the periods from July 30, 2005 and September 2, 2005 (going concern basis) and from February 1, 2005 to September 2, 2005 (going concern basis).

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

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock (received from the sale of our Wireless Systems business) were issued to our shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash liquidating distribution was made to all shareholders of record on September 13, 2005 at a rate of $1.35 per share, totaling $39.2 million.

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

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock from the Nasdaq National Market (Nasdaq). Since our common stock was de-listed from Nasdaq our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter “Bulletin Board” (OTCBB) exchange. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidating distributions will be made, or the amount of any such distributions.

We are in the process of finalizing the disposition of our remaining business assets, and the Company will continue in existence until our final dissolution, which may occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2008 at which time all remaining assets and liabilities may be transferred to a liquidating trust. During this period, we will not continue our business as a going concern.

Our Plan of Dissolution gives us the power to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. However, the Board of Directors may determine to not retain a third party liquidator or trustee until such time as our outstanding litigation and other significant creditor claims have been resolved.

On June 20, 2006, we received a proposed Closing Balance Sheet from Powerwave for the sale transaction. The Closing Balance Sheet as proposed by Powerwave would result in a payment by REMEC to Powerwave of approximately $1.9 million in accordance with the Agreement. The Company believes that the proposed Closing Balance Sheet is not correct, and that under a correct Closing Balance Sheet, Powerwave would be required to pay REMEC. REMEC and Powerwave are currently attempting to informally resolve their disagreements with regard to the Closing Balance Sheet for the sale transaction.

On October 19, 2006, we announced that our Board of Directors approved a cash liquidating distribution of $0.75 per share to shareholders of record on November 1, 2006. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record on November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

Based on our projections of operating expenses and liquidation costs as of November 3, 2006, we estimate that in addition to the $0.75 per share cash distribution, the remaining amount of additional future liquidating distributions will range between $0.30 and $1.80 per share of common stock. This new estimate reflects the success we have had in resolving certain liabilities and claims on terms which were more favorable to us than our original projections. The actual amount available for distribution, if any, could be substantially less if we discover or third parties assert additional liabilities or claims or we incur unexpected or greater than expected expenses related to existing and future claims and liabilities, or more if we are able to favorably resolve the remaining creditor claims, litigation and other liabilities and obligations in a manner more favorable than we currently estimate. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributed to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from liquidation of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from liquidation of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders may not be possible.

Under the Plan of Dissolution, we will liquidate our assets and make liquidating distributions to shareholders. We have not established a firm timetable for future liquidating distributions to shareholders, but we intend, subject to contingencies inherent in winding up our business, to make such liquidating distributions as promptly as practicable and periodically as we convert our remaining assets to cash.

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

Based on our projections of operating expenses and liquidation costs as of November 3, 2006, we estimate that in addition to the announced cash liquidating distribution of $0.75 per share the remaining amount of additional future liquidating distributions will range between $0.30 and $1.80 per share of common stock. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses related to existing claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Results of Operations

Changes in Net Assets in Liquidation

Three Months Ended November 3, 2006

Net assets in liquidation increased $10.4 million for the three months ended November 3, 2006. The increase in net assets in liquidation was primarily due to the reserve decrease of $8.3 million in estimated taxes payable, which included tax payments of $4.0 million for estimated tax payments and a reduction in the estimated tax liability of $4.3 million.

Assets and liabilities related to operating liquidation costs, net, decreased $2.2 million increasing net assets in liquidation. Assets in liquidation include an increase in taxes receivable of $4.9 million related to tax year 2005, offset by a decrease in value added tax (VAT) receivable resulting from a collection on the receivable of $1.7 million. Other operating assets and liabilities, net increased $1.0 million decreasing net assets in liquidation.

Estimated litigation costs including the defense and potential settlement accrual valuations decreased $0.6 million, which include litigation costs payments of $0.3 million, which includes a payment of $0.1 million in settlement of the Wage and Hour Class Action Suit and the reduction in the estimated litigation accrual of $0.3 million increasing net assets in liquidation.

Increases in net assets in liquidation were offset by approximately $0.7 million, including a reserve increase in estimated purchase price adjustments and indemnification costs, net, decreasing net assets in liquidation.

Nine Months Ended November 3, 2006

Net assets in liquidation increased $29.3 million for the nine months ended November 3, 2006. The increase in net assets in liquidation was primarily due to the reserve decrease of $21.5 million in estimated taxes payable, which included tax payments of $5.3 million for estimated tax payments and a reduction in the estimated tax liability of $16.2 million.

Estimated litigation costs including the defense and potential settlement accrual valuations decreased $15.5 million, which include litigations costs payments of $10.6 million and the reduction in the estimated litigation accrual of $4.9 million increasing net assets in liquidation.

Estimated lease settlement costs reserve decreased $4.0 million, which include payments for facility leases, lease settlement fees and lease termination fees increasing net assets in liquidation.

Increases in net assets in liquidation were offset by approximately $11.7 million, including a reserve increase of $2.8 million in estimated purchase price adjustments and indemnification costs, net. Assets and liabilities related to operations and operating liquidation costs, net, increased $8.9 million, reducing net assets in liquidation.

Liquidity and Capital Resources

As of November 3, 2006, net assets in liquidation totaled $77.0 million, consisting of $72.4 million in cash and cash equivalents and $19.5 million of restricted cash. Restricted cash consists of approximately $15.6 million for escrow funds and interest held back in escrow pending the closing of the sale of Wireless Systems, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of $5.7 million of receivables and other current assets primarily related to an income tax receivable of $4.9 million, $2.0 million of other long-term assets primarily consisting of long-term notes receivable. Total assets are offset by $23.3 million of estimated total liabilities to be incurred during liquidation, consisting of $4.4 million of estimated operating costs (“Costs to be incurred during Liquidation”), $1.2 million of estimated lease settlement costs, $1.2 million of estimated litigation costs including the defense and resolution, $9.3 million related to estimated purchase price adjustments and indemnification costs and $7.3 million taxes payable. We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At November 3, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

Distributions

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of the cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share totaling $39.2 million.

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. Based on our projections of operating expenses and liquidation costs as of November 3, 2006, we estimate that after the payment of the $0.75 per share liquidating cash distribution on November 8, 2006, the amount of future liquidating distributions will range between $0.30 and $1.80 per share of common stock. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations in accordance with applicable law.

On October 10, 2005, we provided a delisting notice to the Nasdaq National Market (Nasdaq) and voluntarily requested that the Company common stock be de-listed from Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since our common stock was de-listed from Nasdaq National Market and closed our stock records effective October 12, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter “Bulletin Board” (OTCBB) exchange. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidating distributions will be made.

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

Off-Balance Sheet Arrangements

As of November 3, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of November 3, 2006 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include two facility operating leases. The Company is working to terminate these remaining facility leases. As of November 3, 2006 the accrual for the estimated net lease settlements on the remaining facility obligations is $1.2 million.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of November 3, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB Staff Position (FSP) issued FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FAS 123(R)-4 concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the occurrence of the contingent cash settlement event is probable, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP was applied upon initial adoption of Statement 123(R). As of November 3, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

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

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. As of November 3, 2006, this pronouncement had no impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning February 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million in restricted cash, which has no related exposure to interest rate movement.

Investments

At November 3, 2006, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $57.1 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

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

Our significant personnel reductions during fiscal 2005 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

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

On March 10, 2005, the Lead Plaintiff filed a Consolidated and Amended Complaint. The Consolidated and Amended Complaint asserted, among other things, that during the Class Period, the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects. On April 19, 2005, REMEC filed a Motion to Dismiss the Consolidated and Amended Complaint, which was granted on August 17, 2005, with leave to amend. Plaintiffs filed a Consolidated Second Amended Complaint on or about September 16, 2005. On October 28, 2005, REMEC filed a Motion to Dismiss the Consolidated Second Amended Complaint, which was granted by the Court on February 14, 2006, with leave to amend. On March 23, 2006, Plaintiffs filed a Third Amended Complaint. On April 18, 2006 the Court granted the Plaintiffs leave to further amend the Third Amended Complaint, and relieved the Defendants of the responsibility to respond to the Third Amended Complaint. On May 4, 2006, Plaintiffs filed a Fourth Amended Complaint. The Fourth Amended Complaint seeks unspecified legal expenses and damages. REMEC filed a Motion to Dismiss the Fourth Amended Complaint on June 2, 2006, which motion was denied by the Court on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Cardinal has increased its damages claim in the litigation to $16.5 million. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts, and in favor of REMEC against Cardinal on its nonsuit motion. REMEC has filed a motion to recover its costs of suit, expected to be approximately $0.08 million. All post trial motions were denied by the Court, and Cardinal filed a Notice of Appeal on REMEC’s nonsuit on October 31, 2006.

Retiree Medical Claim Arbitration

On May 11, 2006, the Company received written notice from each of two retired former officers of the Company that a claim may be asserted for breach of certain agreements with these retired officers, based on an interpretation that these former officers are entitled to lifetime medical benefits from the Company. The total of both claims exceeds $11.0 million. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute.

Powerwave Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims potentially in excess of the escrow funds ($15.0 million) by Powerwave against REMEC, together with instructions not to release the escrow funds on the release date of June 2, 2006. REMEC is attempting to resolve these claims informally.

Other

On June 20, 2006, we received a proposed Closing Balance Sheet from Powerwave for the Wireless Systems sale transaction. The Closing Balance Sheet as proposed by Powerwave would result in a payment by REMEC to Powerwave of approximately $1.9 million in accordance with the Agreement. REMEC believes that the proposed Closing Balance Sheet is not correct, and that under a correct Closing Balance Sheet, Powerwave would be required to pay REMEC. REMEC and Powerwave are currently attempting to informally resolve their disagreements with regard to the Closing Balance Sheet for the sale transaction.

Other than the claims and lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material claims or litigation, nor to REMEC’s knowledge, are such claims or litigation threatened against REMEC or its subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

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

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any capital remaining available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters and unexpected or greater than expected expenses. We cannot assure you that we will successfully defend against the outstanding litigation matters filed against us or any new claims filed against us. In addition, regardless of the merit or eventual outcome of our existing litigation matters or any new claims may result in the expenditure of a significant amount of cash on legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

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

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation in a favorable manner.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations, including certain product warranties to certain customers, and contractual obligations to certain of our vendors. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business and the sale of our business units and assets. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation in a favorable manner could delay or even prevent us from completing the Plan of Dissolution. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders. The amounts of settlements or damage payments, if we do not successfully defend cases that are not settled, could reduce future distributions to the lower end, or below the lower end, of our current estimated distribution range.

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

Claims, liabilities and expenses from operations, such as operating costs, directors and officers liability insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down our operations and implement our Plan of Dissolution. Additionally, indemnification claims potentially in excess of $15 million have been made against funds held in escrow pending the closing of the sale of our business units. These expenses and claims may reduce the amount of assets available for future distribution out of the liquidation to shareholders. In addition, we cannot assure you that third parties will not assert additional claims or causes of action against us. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute the amounts indicated in our current estimated distribution range or any cash at all, to our shareholders.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At November 3, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Although our Board of Directors has not established a firm timetable for future cash liquidating distributions to our shareholders, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors, new claims made by third parties and the settlement or the final resolution of any outstanding or future litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our shareholders.

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

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved.

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ Richard A. Sackett
Richard A. Sackett
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: December 13, 2006