Form 10-K
period 2007-01-31
REMEC INC
filed 2007-04-27
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on August 4, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,968,086 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of April 2, 2007 was 30,031,000.

REMEC, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2007

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC and include, but are not limited to, the following:

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part I, Item 1A, “Risk Factors” included herein and throughout this Annual Report on Form 10-K for the year ended January 31, 2007. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution; and

•	our ability to successfully resolve all our outstanding or future creditor claims and litigation.

In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We do not intend to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

ii

PART I

ITEM 1.    BUSINESS

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” or “us”, “our” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Suite 311, Del Mar, California 92014, and the telephone number for that location is (858) 259-4302. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are electronically filed with, or furnished to, the SEC. All reports filed by REMEC, Inc. with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549. REMEC, Inc. also provides access to its most recently filed reports and is available through the Company’s website at www.remec.com after filing such material with the SEC. Our common stock trades on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange under the symbol “REMC.OB”.

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

REMEC will continue in existence until its final dissolution, which may occur, subject to our ability to successfully resolve all our outstanding or future creditor claims and litigation, during the fiscal year ending January 31, 2008 at which time all remaining assets and liabilities may be transferred to a liquidating trust. However, the Board of Directors may determine to not retain a third party liquidator or trustee until such time as our outstanding litigation and other significant creditor claims have been resolved. Our Plan of Dissolution gives us the power to retain a third party liquidator or trustee without further approval by our shareholders at the discretion of our Board of Directors.

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

Based on our projections of operating expenses and liquidation costs as of January 31, 2007, we estimate that the remaining amount of additional future liquidating distributions will range between $0.25 and $1.80 per share of common stock. The actual amount available for distribution, if any, could be less if we discover or third parties assert additional liabilities or claims or we incur unexpected or greater than expected expenses related to existing and future claims and liabilities, or more if we are able to favorably resolve creditor claims, litigation and other liabilities and obligations in a manner more favorable than we currently estimate. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributed to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from liquidation of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from liquidation of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders may not be possible.

Although our Board of Directors has not established a firm timetable for future liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay or otherwise resolve our remaining liabilities and obligations in accordance with applicable law. We cannot predict precisely when or if these matters will be resolved, or when or if we will engage a third party liquidator or trustee.

Company History

Prior to the approval of the Plan of Dissolution, REMEC designed and manufactured high frequency subsystems used in the transmission of voice, video and data traffic over wireless communications networks in the defense and commercial sectors. Our products were designed to improve the capacity, efficiency, quality and reliability of wireless communications infrastructure equipment. We also developed and manufactured sophisticated wireless communications equipment used in the defense industry, including communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, satellites, missile systems and smart weapons. We manufactured products that operated at the full range of frequencies used in wireless communications transmission, including radio frequencies, microwave frequencies and millimeter wave frequencies.

Segment Information

While we no longer have business operations, the following description of our business operations and segments prior to the Company’s Plan of Dissolution is provided to aid our readers’ understanding of our historical financial statements.

Financial information regarding our discontinued business segments may be found in Note 3 to our Consolidated Financial Statements, which is incorporated herein by reference, and appears elsewhere in this Form 10-K.

Prior to the approval of the Plan of Dissolution, our business unit structure included two segments;

Wireless Systems Segment

The Wireless Systems segment developed and manufactured radio frequencies, or “RF” power amplifiers, filters, tower-mounted amplifiers, outdoor radio units, and manufacturing services used in the transmission of voice, video and data traffic over mobile wireless communication networks. These product lines have similar characteristics regarding (a) competitive pricing pressures, (b) life-cycle cost fluctuations, (c) number of competitors, (d) product differentiation, and (e) size of market opportunity.

Defense & Space Segment

The Defense & Space segment provided a broad spectrum of RF, microwave and guidance products for systems integrated by prime contractors in military and space applications.

Fiscal 2007 Developments

•	In February 2006, we entered into an agreement to terminate our lease agreement for our Poway, California facility located at 14020 Stowe Drive effective May 31, 2006.

•

During the third quarter of fiscal 2007, we finalized our 2005 tax returns with an overall favorable tax position which allowed us to significantly reduce our estimated tax liability. As a result, cash assets that were previously reserved for tax liabilities were released and made available for cash distributions, upon approval by the Board of Directors.

•

On October 19, 2006, we announced that our Board of Directors approved a cash liquidating distribution of $0.75 per share to shareholders of record on November 1, 2006. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record on November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

•

Effective January 31, 2007, in accordance with the adoption of the Plan of Dissolution, the REMEC Employee Stock Purchase Plan and the REMEC 2001 Equity Incentive Plan were terminated; and the REMEC 1995 Equity Incentive Plan reserve was limited to 3,000,000 shares.

•	We were able to resolve the following litigation claims or potential liabilities:

—	During the second quarter of fiscal 2007, the Company settled claims with 3G Infrastructure Services, AB and Telenor ASA (formerly Vodafone Sverige).

—	During the third quarter of fiscal 2007, the Company settled claims with Peter Zanni and with Chelton Microwave.

Employees

As of January 31, 2007 we had four full-time employees. We consider our relationships with our existing employees to be good.

Contract Personnel

From time to time, we also utilize contract personnel to assist us in implementing our Plan of Dissolution.

ITEM 1A.    RISK FACTORS

Risks Associated with Our Liquidation and Dissolution

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our shareholders under the Plan of Dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any capital remaining available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters and unexpected or greater than expected expenses. We cannot assure you that we will successfully defend against the outstanding litigation matters filed against us or any new claims filed against us. In addition, regardless of the merit or eventual outcome of our existing litigation matters or any new claims which may be filed against us, these existing or potential litigation matters may result in the expenditure of a significant amount of cash on legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be less than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market (Nasdaq) under the symbol “REMC.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “Bulletin Board” under the symbol “REMC.OB”. It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation in a favorable manner.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations, including certain product warranties to certain customers, and contractual obligations to certain of our vendors. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business and the sale of our business units and assets. As part of the wind up process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation in a favorable manner could delay or even prevent us from completing the Plan of Dissolution. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and to resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders. The amounts of settlements or damage payments, if we do not successfully defend cases that are not settled, could reduce future distributions to the lower end, or below the lower end, of our current estimated distribution range.

Some of our customers have filed or may file for breach of contract and breach of express and implied warranties with regard to products sold by the Company.

Our products consisted of and incorporate numerous component parts designed and manufactured by certain former REMEC subsidiaries. We cannot assure you that these products and/or parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Claims, liabilities and expenses from operations, such as operating costs, directors and officers liability insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind up our operations and implement our Plan of Dissolution. Additionally, indemnification claims potentially in excess of $15 million have been made against funds held in escrow pending the closing of the sale of our business units. These expenses and claims may reduce the amount of assets available for future distribution out of the liquidation to shareholders. In addition, we cannot assure you that third parties will not assert additional claims or causes of action against us. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute the amounts indicated in our current estimated distribution range or any cash at all, to our shareholders.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Although our Board of Directors has not established a firm timetable for future cash liquidating distributions to our shareholders, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid, or settled or resolved. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors, new claims made by third parties and the settlement or the final resolution of any outstanding or future litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or diminish the amount available for such distribution to our shareholders.

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

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved.

Our Board of Directors may determine to turn management of the liquidation of REMEC, Inc. over to a third party, and some or all of our directors may resign from our board at that time.

Our Board of Directors may determine at any time that it is in the best interests of the Company and its shareholders to turn the management of the Company over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our shareholders, and some or all of our directors may resign from our board at that time. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 3790 Via de la Valle, Suite 311, Del Mar, California 92014, under a lease that expires in September 2011.

On February 10, 2006, we entered into an agreement to terminate our lease agreement with Lloyd H. Wells, Trustee of the Lloyd Wells Gift Trust for our Poway, California facility located at 14020 Stowe Drive effective May 31, 2006. That lease agreement covered approximately 80,878 square feet of facilities and expired in June 2011.

We are working to terminate our remaining facility leases which include our principal offices located in Del Mar, California and our remaining Poway facility located at 13950 Stowe Drive, Poway, California, which is currently fully sub-let.

Lease termination penalties may be assessed for early lease settlement based on original agreements for our remaining properties. As of January 31, 2007 the estimated net leases settlements on the remaining facility obligations are $1.1 million. We anticipate the remaining leases will be settled through early lease termination settlements within 12 months.

As of January 31, 2007, we had approximately 6,402 square feet of remaining facility lease space obligations net of sub-leases.

ITEM 3.    LEGAL PROCEEDINGS

Claims and Litigation

Our commitments and contingencies include the following claims and litigation:

Securities Class Action

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects in violation of federal securities laws between September 8, 2003 and September 8, 2004 (the “Class Period”). On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC, Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC on October 31, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s appeal. On February 26, 2007, the Court notified all parties that the Motion to Dismiss would be considered concurrently with the appeal.

Retiree Medical Claim Arbitration

On May 11, 2006, the Company received written notice from each of two retired former officers of asserting a claim for lifetime medical benefits from the Company. The total of both claims exceeds $11.0 million. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. Discovery has commenced.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”)

and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. REMEC and Powerwave have agreed to litigate this matter in Orange County (California) Superior Court under California law.

Other

On June 20, 2006, also in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”), REMEC received a proposed Closing Balance Sheet from Powerwave for the Wireless Systems sale transaction. The Closing Balance Sheet as proposed by Powerwave would result in a payment by REMEC to Powerwave of approximately $0.9 million in accordance with the Agreement. REMEC believes that the proposed Closing Balance Sheet is not correct, and that under a correct Closing Balance Sheet, Powerwave would be required to pay REMEC $3.0 million. On or about March 23, 2007, REMEC and Powerwave engaged an independent accounting firm to render a final determination of the Net Asset Value at Closing, and the amount either party is required to pay in accordance with the terms of the Asset Purchase Agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was previously traded on the Nasdaq National Market (Nasdaq) beginning on February 1, 1996 under the symbol “REMC.” On October 10, 2005, we provided a delisting notice to Nasdaq and voluntarily requested that our common stock be de-listed from Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from NASDAQ, October 13, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange under the symbol “REMC.OB”. The Over-the-Counter quotations reflect inter-dealer bid prices, without retail mark-up, markdown or commission and may not represent actual transactions.

On April 2, 2007, the number of shareholders of record of REMEC common stock was 495 and the closing sale price of REMEC common stock was $1.52 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on Nasdaq and the NASD OTCBB for the quarterly periods indicated.

	High	Low
Fiscal 2006
First Quarter	$7.02	$4.95
Second Quarter	6.63	4.93
Third Quarter	6.66	1.14
Fourth Quarter	1.30	1.13

Fiscal 2007
First Quarter	$1.36	$1.29
Second Quarter	1.38	1.08
Third Quarter	1.89	1.08
Fourth Quarter	1.90	1.09

Fiscal 2008
First Quarter (through April 2, 2007)	$1.55	$1.47

DIVIDEND POLICY

During the second quarter of fiscal 2006, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the sale of REMEC Defense & Space group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 received 0.446 of a new share of common stock plus $2.80 in cash for the redemption share. The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

During the third quarter of fiscal 2006, 10 million shares of Powerwave stock were issued to the shareholders’ of record of REMEC stock on September 13, 2005. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share.

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of

Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations and contingencies. Based on our projections of operating expenses and liquidation costs as of January 31, 2007, we estimate the amount of future liquidating distributions will range between $0.25 and $1.80 per share of common stock. However, the significant number of potential liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay or otherwise resolve our remaining liabilities and obligations in accordance with applicable law.

STOCK PERFORMANCE COMPARISON

The graph set forth below compares the split adjusted cumulative total shareholder return on REMEC common stock with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index over a five-year period, beginning January 31, 2002 and ending January 31, 2007. The total shareholder return assumes (i) the investment of $100 at the beginning of the period in REMEC common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index and (ii) the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for

REMEC, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data (in thousands, except per share data) should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. Our historical results are not necessarily indicative of results for any future periods.

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution at our August 31, 2005 special shareholder meeting, effective on September 3, 2005. The Company completed the sale of its Wireless Systems business on September 2, 2005, which was the last operating business unit of the Company. Effective September 3, 2005, REMEC adopted the liquidation basis of accounting. In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future.

The selected financial data for the period February 1, 2005 to September 2, 2005 are not comparable to the prior years ended January 31 due to the shortened reporting period. A comparison of the results of operations for the period fiscal 2006 to fiscal 2005 would not be meaningful. The information on changes to our net assets since our adoption of the liquidation basis of accounting effective September 3, 2005 is presented in the table below in a format consistent with our consolidated financial statements under Part II, Item 8 of this annual report on Form 10-K. The following tables present summarized consolidated financial information including net assets in liquidation, changes in net assets in liquidation, balance sheet information, operating results, and cash flows on the liquidation and going concern basis for the respective periods. (In thousands, except per share data):

	Liquidation Basis As of January 31, 2007	Liquidation Basis As of January 31, 2006
Statements of Net Assets:
Total assets	$75,240	$115,977
Total liabilities	(20,683)	(68,362)

Net assets in liquidation	54,557	47,615

Number of common shares outstanding	30,031	29,062
Net asset value per share	$1.82	$1.64

	Liquidation Basis Year Ended January 31, 2007	Liquidation Basis For the period September 3, 2005 to January 31, 2006
Statements of Changes in Net Assets:
Net assets in liquidation, beginning of period	$47,615	$212,778

Liquidation basis adjustments	29,461	(19,499)
Distributions to shareholders	(22,519)	(145,664)

Net increase (decrease) in net assets in liquidation	6,942	(165,163)

Net assets in liquidation, end of period	$54,557	$47,615

	Going Concern Basis For the period February 1, 2005 to September 2, 2005	Going Concern Basis. Fiscal Years Ended January 31,
		2005	2004	2003
Statements of Operations Data:
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expenses	—	—	—	—

Loss from continuing operations	—	—	—	—
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 3)	221,391	(90,781)	(49,408)	(63,794)

Net income (loss)	$221,391	$(90,781)	$(49,408)	$(63,794)

Earnings (loss) per share:
Basic
Net income (loss) from continuing operations	$—	$—	$—	$—
Net income (loss) from discontinued operations	7.88	(3.28)	(1.87)	(3.06)

	$7.88	$(3.28)	$(1.87)	$(3.06)
Diluted
Net income (loss) from continuing operations	$—	$—	$—	$—
Net income (loss) from discontinued operations	7.44	(3.28)	(1.87)	(3.06)

	$7.44	$(3.28)	$(1.87)	$(3.06)
Shares used in per share calculations:(*)
Basic	28,084	27,683	26,373	20,866

Diluted	29,775	27,683	26,373	20,866

(*)	Reflects the effect of a share reclassification in which each existing share of common stock was converted into 0.446 of a share of common stock on May 20, 2005.

	Going Concern Basis Fiscal Years Ended January 31,
	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short term-investments	$36,770	$54,924	$76,845
Working capital	76,855	110,215	125,373
Total assets	274,923	363,207	336,911
Long-term debt	—	1,160	700

Total shareholders’ equity	164,505	253,274	262,698

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s litigation, liabilities and obligations, costs including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. See Item 1A, “Risk Factors” for additional information regarding these risks and uncertainties. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

OVERVIEW AND BACKGROUND

During fiscal year 2005, we engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest all remaining product line business units. During fiscal 2006, with shareholder approval, the Company divested all its remaining business units and adopted the Plan of Dissolution. Effective September 3, 2005, the Company is in the process of finalizing the disposition of remaining assets and liabilities and during this period will not continue as a going concern. Actions to date are detailed below.

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

On May 20, 2005, we completed the sale of the Defense & Space group to Chelton Microwave for $256 million cash after certain post-closing adjustments and the assumption of certain liabilities. The transaction required shareholder approval, which was obtained May 18, 2005 and the sale closed on May 20, 2005. In conjunction with the sale, the Company amended its existing Articles of Incorporation to reclassify our common stock so that a substantial portion of the proceeds from the sale of Defense & Space were distributed to our shareholders. Each outstanding share of common stock was converted into a fractional share of common stock and one (1) share of redeemable common. In May 2005, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the sale of the Defense & Space group. Effective May 20, 2005, each share of the Company’s existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of the Company’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 received 0.446 of a new share of common stock plus $2.80 in cash for the redemption share.

On July 1, 2005, we completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership for approximately $19 million in cash, subject to certain post closing adjustments.

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

On September 2, 2005, we completed the sale of the Wireless Systems business assets and liabilities to Powerwave, in a transaction valued at $147 million and received all consideration including the 10 million shares of Powerwave common stock. The sale of the Wireless Systems business assets resulted in the Company divesting the majority of its remaining operating assets and liabilities.

On September 3, 2005, we adopted the liquidation basis of accounting pursuant to the Plan of Dissolution approved by our shareholders on August 31, 2005 and have discontinued the sale of products and will not continue as a going concern.

In September 2005, 10 million shares of Powerwave stock were distributed to shareholders of record of REMEC stock on September 13, 2005. On October 4, 2005, a cash distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share, totaling $39.2 million.

At the close of business on October 12, 2005, our common stock was de-listed from the Nasdaq National Market (Nasdaq). Since we were de-listed from Nasdaq on October 12, 2005, our shares have continued to trade on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange.

On November 8, 2006, pursuant to the Plan of Dissolution, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

The Company is continuing in the liquidation process and will continue in existence until its final dissolution, which is currently expected to occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2008.

Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

Under the Plan of Dissolution, we will liquidate our assets, resolve liabilities and make liquidating distributions to shareholders. We have not established a firm timetable for liquidating distributions to shareholders, but we intend, subject to contingencies inherent in winding up our business, to make such liquidating distributions as promptly and periodically as practicable.

Since the Company is in liquidation without continuing operations, the need to present future quarterly Statements of Operations and Comprehensive Income Statements as well as a Statement of Cash Flows is eliminated.

LIQUIDATION BASIS OF ACCOUNTING AND PLAN OF DISSOLUTION

The condensed consolidated financial statements for the year ended January 31, 2007 and for the period September 3, 2005 to January 31, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

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

Based on our projections of operating expenses and liquidation costs as of January 31, 2007, we estimate that the remaining amount of additional future liquidating distributions will range from $0.25 to $1.80 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

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

NET ASSETS IN LIQUIDATION

Net assets in liquidation increased $6.9 million, or $0.18 per share, to $54.6 million for the year ended January 31, 2007 from $47.6 million for the year ended January 31, 2006. (In thousands, except per share data):

	January 31,
	2007	2006
Net assets in liquidation	$54,557	$47,615
Number of common shares outstanding at each respective date	30,031	29,062
Net asset value per outstanding share	$1.82	$1.64

The following paragraph summarizes certain material actions and events which have occurred regarding the Company’s liquidation process during the year ended January 31, 2007.

Certain changes in net assets in liquidation include: (i) a decrease in estimated taxes payable reserve of $16.1 million; (ii) a decrease in estimated litigation costs reserve of $3.2 million; (iii) a liquidating cash distribution paid to our shareholders on November 8, 2006 of approximately $22.5 million, or $0.75 per share (see ITEM 5).

Results of Operations

In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future.

Prior to the adoption of our Plan of Dissolution, operating results were primarily comprised of income derived from our business units. Because of the adoption of our Plan of Dissolution and the sale of our business units, all operating activity from February 1, 2005 through September 2, 2005 and the year ended January 31, 2005 have been reclassified to discontinued operations. The selected financial data for the period February 1, 2005 to September 2, 2005 are not comparable to the prior years ended January 31 due to the shortened reporting period. A comparison of the results of operations for the period fiscal 2006 to fiscal 2005 would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, net assets in liquidation totaled $54.6 million, consisting of $50.4 million in cash and cash equivalents and $19.7 million of restricted cash. Restricted cash consists of approximately $15.8 million for escrow funds and interest held back in escrow pending the closing of the sale of Wireless Systems, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of $2.6 million of receivables and other current assets primarily related to an income tax receivable of $1.5 million, $2.6 million of other long-term assets primarily consisting of long-term notes receivable. Total assets are offset by $20.7 million of estimated total liabilities to be incurred during liquidation, consisting of $4.1 million of estimated operating costs (“Costs to be incurred during Liquidation”), $1.1 million of estimated lease settlement costs, $2.6 million of estimated litigation costs including defense and resolution, $6.2 million related to estimated purchase price adjustments and indemnification costs and $6.7 million in taxes payable.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At January 31, 2007, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

The source for payment of these distributions was funds from operating activities and proceeds from the sales of operating business units.

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. Based on our projections of operating expenses and liquidation costs as of January 31, 2007, we estimate that the amount of future liquidating distributions will range between $0.25 and $1.80 per share of common stock. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations in accordance with applicable law.

Off-Balance Sheet Arrangements

As of January 31, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of January 31, 2007 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include facility operating leases. The Company is working to terminate these remaining facility leases. As of January 31, 2007 the accrual for the estimated net lease settlements on the remaining facility obligations is $1.1 million.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB Staff Position (FSP) issued FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FAS 123(R)-4 concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the occurrence of the contingent cash settlement event is probable, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP was applied upon initial adoption of Statement 123(R). As of January 31, 2007, this pronouncement had no impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning February 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk    In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million in restricted cash, which has no related exposure to interest rate movement.

Investments.    At January 31, 2007, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $35 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

Foreign Currency Exchange Rate Fluctuations.    In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future. We no longer have any foreign operations or exposure to foreign currency exchange rate fluctuations other than translation adjustments on our foreign held cash accounts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm—Squar, Milner, Peterson, Miranda & Williamson, LLP	23
Consolidated Statements of Net Assets in Liquidation as of January 31, 2007 and January 31, 2006	24
Consolidated Statements of Changes in Net Assets in Liquidation for the Year Ended January 31, 2007 and for the period September 3, 2005 to January 31, 2006	25
Consolidated Statements of Operations for the period February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005	26
Consolidated Statements of Shareholders’ Equity for the period February 1, 2005 to September 2, 2005 and for the years ended January 31, 2005	27
Consolidated Statements of Cash Flows for the period February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005	28
Notes to Consolidated Financial Statements	29
Quarterly Financial Data	56

Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	S-1

REPORT OF SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of REMEC, Inc. (the “Company”), as of January 31, 2007 and 2006, the related consolidated statements of changes in net assets in liquidation for the year ended January 31, 2007 and the period from September 3, 2005 to January 31, 2006 and the consolidated statements of operations, shareholders’ equity, and cash flows (going-concern) for the period from February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005. In addition, our audits also included the fiscal 2006 (through September 2, 2005) and fiscal 2005 financial information present in the financial statement schedule listed in Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the shareholders of REMEC, Inc. approved a plan of liquidation on August 31, 2005, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for the period subsequent to September 2, 2005, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation as of January 31, 2007 and 2006, the consolidated changes in net assets in liquidation for the year ended January 31, 2007 and the period from September 3, 2005 to January 31, 2006, and the consolidated results of its operations and its cash flows for the period from February 1, 2005 to September 2, 2005 and the year ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph. Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the fiscal 2006 (through September 2, 2005) and fiscal 2005 information set forth therein.

/s/    SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 16, 2007

REMEC, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(In thousands)

	January 31, 2007	January 31, 2006
ASSETS

Cash and cash equivalents	$50,363	$87,603
Restricted cash	19,703	20,629
Receivables and other current assets	2,598	6,150
Other long term assets	2,576	1,595

Total assets	75,240	115,977

LIABILITIES

Estimated taxes payable	6,700	28,700
Estimated purchase price adjustments and indemnification costs	6,200	6,261
Estimated costs to be incurred during liquidation	4,101	11,497
Estimated lease settlement costs	1,065	5,202
Estimated litigation costs	2,617	16,702

Total liabilities	20,683	68,362

Net assets in liquidation	$54,557	$47,615

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

	Year Ended January 31, 2007	For the period September 3, 2005 to January 31, 2006
Net assets in liquidation, beginning of period	$47,615	$212,778

Liquidation basis adjustments:
Estimated litigation costs	3,162	(16,702)
Estimated lease settlement costs	484	241
Adjust assets and liabilities to fair value	15,805	4,948
Estimated net costs during liquidation	10,010	(7,986)

Total net change in liquidation basis adjustments	29,461	(19,499)

Distributions to shareholders	(22,519)	(145,664)

Net increase (decrease) in net assets in liquidation	6,942	(165,163)

Net assets in liquidation, end of period	$54,557	$47,615

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(GOING CONCERN BASIS)

(In thousands, except per share data)

	For the period February 1, 2005 to September 2, 2005	Year ended January 31, 2005
Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating expenses	—	—

Income (loss) from continuing operations	$—	$—
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 3)	221,391	(90,781)

Net income (loss)	$221,391	$(90,781)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$—	$—
Income (loss) from discontinued operations	7.88	(3.28)

	$7.88	$(3.28)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$—	$—
Income (loss) from discontinued operations	7.44	(3.28)

	$7.44	$(3.28)

Shares used in computing net income (loss) per common share: (*)
Basic	28,084	27,683

Diluted	29,775	27,683

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.

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

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(GOING CONCERN BASIS)

(In thousands)

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005
Operating Activities:
Net income (loss)	$221,391	$(90,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,477	20,263
Impairment of goodwill	—	62,400
Restructuring charges (reversals)	—	(888)
Gain on sale of subsidiaries	(232,136)	(4,088)
Stock-based compensation	3,678	316
Unrealized loss on foreign currency hedging/forward contracts	(18)	(1,430)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,002)	(7,523)
Inventories	5	4,587
Prepaid expenses and other current assets	819	(1,785)
Accounts payable	1,481	(5,409)
Short term notes payable	—	4,453
Accrued expenses, income taxes payable, and other long-term liabilities	8,408	2,194

Net cash (used in) provided by operating activities	12,103	(17,691)

Investing Activities:
Additions to property, plant and equipment	(9,890)	(9,608)
Proceeds from the sale of discontinued operations, net	403,114	13,576
Other assets	(292)	1,299
Change in restricted cash	(6,574)	(8,857)
Short-term investment purchases	(107,415)	(22,918)
Short-term investment sales	5,139	28,688

Net cash provided by investing activities	284,082	2,180

Financing Activities:
Proceeds from the issuance of short-term notes payable	500	—
Distributions to shareholders	(177,000)	—
Proceeds from issuance of common shares, net	4,374	3,280

Net cash (used in) provided by financing activities	(172,126)	3,280
Increase (decrease) in cash	124,059	(12,231)
Effect of exchange rate changes on cash and cash equivalents	50	(158)

Increase (decrease) in cash and cash equivalents	124,109	(12,389)
Cash and cash equivalents at beginning of year	32,239	44,628

Cash and cash equivalents at end of year	$156,348	$32,239

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$129	$953

Income taxes, net	$101	$(726)

Supplemental disclosure of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$145,664	$—

See accompanying notes.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

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

REMEC will continue in existence until its final dissolution, which is currently expected to occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2008. During this period, we will not operate our business as a going concern. Our Plan of Dissolution gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a result of the shareholders’ approval of the Plan of Dissolution and the imminent nature of liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The consolidated financial statements for the period February 1, 2005 to September 2, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

During fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. During fiscal year 2006 all remaining REMEC operating business units were sold and are reported as Discontinued Operations and assets and liabilities of discontinued operations in all periods presented.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

Prior to the sale of the REMEC operating business units and the adoption of the liquidation basis of accounting subsequent to September 2, 2005, the consolidated financial statements included the accounts of the Company and all majority-owned subsidiaries and one variable interest entity in which the Company was considered the primary beneficiary. All significant inter-company accounts and transactions through September 2, 2005 have been eliminated in consolidation. As a result of the Plan of Dissolution and the adoption of the Liquidation Basis of Accounting effective September 3, 2005, the following discussions regarding the Company’s accounting policies in regards to the periods prior to September 3, 2005 are provided to assist the reader in a better understanding of the prior period financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform with the current year's presentation.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting periods. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the Estimated Costs to be Incurred During Liquidation and Taxes Payable, Estimated Litigation Costs, Estimated Purchase Price Adjustments and Indemnification Costs and Estimated Lease Settlement Costs have the greatest potential impact on our consolidated financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of January 31, 2007, such costs were estimated at $4.1 million and taxes payable were estimated at $6.7 million based on probable exposure, see Income Tax Contingencies, Note 2. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $2.6 million as of January 31, 2007, represent both estimated future legal fees and costs to be incurred and estimated amounts that may be paid in settlement or by way of final judgment. Included in this amount is approximately $0.3 million self insured retention with one of our primary insurance carriers.

During the second quarter of fiscal 2007, the Company settled claims with 3G Infrastructure Services, AB and Vodafone Sverige which was acquired by Telenor ASA. During the third quarter of fiscal 2007, the Company settled claims with Peter Zanni and with Chelton Microwave. These claims had been previously accrued at January 31, 2006. As of January 31, 2007, we are not aware of and we have not accrued for any other material outstanding litigation other than what is more fully described in Note 5, under “Litigation”.

The Company continues to vigorously defend its other current litigation and claims. The cost to conduct litigation is affected by a number of factors, many of which cannot be predicted with certainty. Accordingly, our continued litigation activities may result in the Company incurring lesser or greater costs than our current accruals, affecting net assets in liquidation. This risk has been considered in our estimated range of additional future liquidating distributions. Accordingly, ultimate litigation costs may vary, perhaps significantly, from amounts presently estimated.

Estimated Purchase Price Adjustments and Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated purchase price adjustments and indemnification costs primarily associated with the sale of Wireless Systems in fiscal 2006 and other business units. As of January 31, 2007, such costs were estimated at $6.2 million. During fiscal year ended January 31, 2006, the Company provided certain indemnifications under the terms of its asset purchase agreements in regards to the divestment of the Company’s business units. These indemnity provisions were secured, in part, by escrow accounts from the sale proceeds of such transactions. Other estimated indemnity costs include provisions for the settlement of related expenses associated with the divested business units including post closing adjustments.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to $1.1 million as of January 31, 2007, represent the settlement value on our two remaining facilities, net of estimated sublease rental income.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents included investments held in a money market fund of $35 million at January 31, 2007 and $73.4 million at January 31, 2006. The Company evaluates the financial strength of institutions at which significant investments are made. As of January 31, 2007, all investments are held in a money market fund of a high credit financial institution and management believes is not exposed to any significant credit risks.

Prior to the Plan of Dissolution, the Company followed Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities which required companies to record certain debt and equity security investments at market value. Investments with maturities greater than

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three months were classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale and were reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity.

As a result of the Company’s Plan of Dissolution, the Company is no longer purchasing new investments. All short-term investments matured prior to fiscal 2007 and we do not have available for sale securities as of January 31, 2007.

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

The Company discontinued the use of derivatives in the second quarter of fiscal year 2006. At September 2, 2005, upon the adoption of the Plan of Dissolution, there were no outstanding derivative contracts. In addition, subsequent to the adoption of our Plan of Dissolution, the Company did not enter into any derivatives. Consequently, subsequent to January 31, 2006, there were no outstanding derivative contracts.

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

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, the Company no longer has customers.

Financial Instruments

Financial instruments that subject the Company to credit risk also consist of cash balances maintained in the United States in excess of federal depository insurance limits. The accounts maintained by the Company at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The uninsured balance was $50.3 million and $77.6 million at January 31, 2007 and 2006, respectively. The

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

Allowance for Doubtful Accounts

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sale of products and have no supply of product available for sale, and, therefore, the Company no longer has customers. As a result there is no allowance for doubtful accounts related to sales receivables.

Inventories

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sale of products and have no supply of product available for sale, and, therefore, the Company no longer has inventory.

Property and Equipment

In accordance with our Plan of Dissolution, as of January 31, 2007 and 2006, we have adjusted property and equipment assets to their net realizable value of $0.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations closed after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and, instead, requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company has implemented SFAS No. 141 and SFAS No. 142 and began applying the new rules on accounting for goodwill and other intangible assets effective February 1, 2002.

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

The following table summarizes the activity related to net goodwill. (See Note 3) (In thousands):

Balance at beginning of year February 1, 2004	$65,275
Revaluation of acquisition goodwill	143
Write-off of impaired goodwill	(62,400)

Balance at end of year January 31, 2005	$3,018
Sale of Defense & Space group	(3,018)

Balance at end of year January 31, 2006	$—

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Intangible Assets

In connection with the adoption of the Plan of Dissolution, the Company’s other intangible assets were sold with the business units in fiscal year 2006. Amortization expense related to those assets totaled $0.4 million for the period February 1, 2005 to September 2, 2005 and $0 for the period from September 3, 2005 to January 31, 2006 and fiscal year ended 2007, respectively.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

In accordance with our Plan of Dissolution, as of January 31, 2007 and 2006, we have adjusted other assets to their net realizable value as appropriate.

Restricted Cash

Restricted cash as of January 31, 2007 was $19.7 million. Restricted cash includes $15.8 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit previously secured by our receivables and inventory.

Fair Value of Financial Instruments

Our consolidated statement of net assets and our consolidated balance sheet include the following financial instruments: cash and cash equivalents, marketable securities, notes receivable, accounts payable and accrued expenses. We consider the carrying values of cash and cash equivalents, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

Warranty Obligations

Prior to the adoption of our Plan of Dissolution, the Company provided for the estimated costs of product warranties in the period sales were recognized. The Company’s warranty obligation was affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Had product performance, material usage or labor repair costs differed from the Company’s estimates, revisions to the estimated warranty liability would have been required. As a result of the Company’s divestures, discontinuation of operations and adoption of the Plan of Dissolution, warranty reserves are no longer required and were eliminated.

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

Income Tax Contingencies

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Significant judgment is required in determining the Company’s provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

Prior to the sale of the Company’s business units and adoption of the Plan of Dissolution in fiscal 2006, the Company translated the financial statements of its Finnish, U.K., and South Korean subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency for all other foreign subsidiaries was the U.S. dollar or in currencies tied to the U.S. dollar. Foreign currency balance sheet accounts were translated into U.S. dollars at a rate of exchange in effect at fiscal year end. Income and expenses were translated at the average rates of exchange in effect during the year. The related translation adjustments were made directly to a separate component of comprehensive income (loss) within shareholders’ equity. Transactions denominated in currencies other than the local currency were recorded based on exchange rates at the time such transactions arise. Effective September 3, 2005 the Company no longer owns or operates business in any foreign countries.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data

Prior to the adoption of the Plan of Dissolution, we reported earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share were computed using the weighted average shares outstanding for each period presented. Diluted earnings (loss) per share were computed using the weighted average shares outstanding plus potentially dilutive common shares using the treasury stock method at the average market price during the reporting period. (In thousands, except per share data):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005
Net income (loss)	$221,391	$(90,781)
Net income/(loss) per share:
Basic	$7.88	$(3.28)
Diluted	$7.44	$(3.28)

Weighted average shares outstanding (*)
Basic	28,084	27,683
Effect of dilutive stock options	1,691	—

Diluted	29,775	27,683

(*)	Reflects effect of reclassification and exchange as detailed below

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaled 4,722,000 for the period February 1, 2005 to September 2, 2005.

Potentially dilutive securities (which include options) totaled 1,023,000 for the year ended January 31, 2005, was excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

During the second quarter of fiscal 2006, the Company completed the reclassification of its common stock to allow for the distribution of proceeds from the merger sale of REMEC Defense & Space group. Pursuant to the reclassification, which was approved by the shareholders on May 18, 2005, effective May 20, 2005, each share of its existing common stock was converted into a fractional share of common stock, which entitled the shareholder to voting rights and participation in earnings of the Company, and one share of redemption stock, which was automatically redeemed by the Company. As a result of the reclassification and redemption, each holder of one share of REMEC’s existing common stock at the close of trading on the Nasdaq National Market on May 20, 2005 was entitled to receive 0.446 of a new share of common stock plus $2.80 in cash for the redemption share. The reclassification and redemption resulted in a substantial decrease in the number of outstanding shares and thus is reflected retroactively in our per share calculations for all periods presented.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net loss per share calculation presented above for prior years is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of FY 2005 and all common shares outstanding were exchanged at a ratio of 1 to 0.446 share:

	For the period February 1, 2005 to September 2, 2005	January 31, 2005
	Weighted Average	Weighted Average
Number of Common Shares Outstanding	62,969,544	62,069,250
Multiply by 0.446 Conversion factor	0.446	0.446

New Number of Common Shares Outstanding	28,084,417	27,682,886

Stock-Based Compensation

Prior to the adoption of our Plan of Dissolution, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we had elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We had implemented the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Accordingly, employee and director compensation expense for the period from February 1, 2005 to September 2, 2005 was recognized only for those options whose price was less than fair market value at the measurement date.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information is as follows. (In thousands, except per share data):

	For the period February 1, 2005 to September 2, 2005	January 31, 2005
Net income (loss), as reported	$221,391	$(90,781)
Pro forma
Add: Stock-based employee compensation expense included in net income (loss), net of tax effects	3,678	316
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(4,408)	(6,208)

Pro forma net income (loss)	$220,661	$(96,673)

Income (loss) per share:
Basic—as reported	$7.88	$(3.28)
Basic—pro forma	$7.86	$(3.49)
Diluted—as reported	$7.44	$(3.28)
Diluted—pro forma	$7.41	$(3.49)

The fair value of options granted under employee stock option plans and employee stock purchase plan for the period of February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the period February 1, 2005 to September 2, 2005	January 31, 2005
Dividend yield	None	None
Risk-free interest rate	3.9%	3.6%
Expected volatility	80.6%	82.1%
Expected life	4-5 years	5 years

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

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning February 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The Company’s financial results for the prior periods have not been restated.

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2006	8,588	$1.87	1.2
Expired	(6,401)	1.91	0.2
Exercised	(1,427)	1.25	0.7

Outstanding balance at January 31, 2007	760	$2.59	2.0	$45

Outstanding exercisable at January 31, 2007	760	$2.59	2.0	$45

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.47 per share as of January 31, 2007, which amount would have been received by the optionees had all options been exercised on that date.

During fiscal 2007, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified or repurchased after January 31, 2006.

The adoption of SFAS No.123(R) did not have a material effect on the Company’s financial statements.

Stock Options Exercised

During fiscal 2007, the Company issued a total of 976,595 shares of common stock upon exercise of stock options by employees and Company directors. Total proceeds received by the Company were $1.0 million. The Company did not enter into any share-based compensation arrangements during this period.

For the period February 1, 2005 to September 2, 2005 of fiscal 2006, the Company issued a total of 1,406,377 shares of common stock upon exercise of stock options by employees. Total proceeds received by the Company were $4.4 million.

Option Grants

There were no options granted during the period from September 3, 2005 through January 31, 2006 and during the fiscal year ended January 31, 2007, respectively.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    DISCONTINUED OPERATIONS

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

During fiscal year 2005, the management of REMEC engaged the services of financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of the Company’s business units. The Company has sold all remaining operating businesses in fiscal year 2006. Whereas REMEC, Inc. will continue in existence until its final dissolution, which is currently expected to occur during fiscal year end 2008 and will not continue business as a going concern during such period.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMS Divestment

On July 1, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Veritek Manufacturing Services, LLC a Delaware limited liability company (“Veritek”) and Samjor Family Limited Partnership, a Nevada limited partnership, whereby REMEC agreed to sell to Veritek substantially all of the assets and certain liabilities of its electronics manufacturing services business unit (“EMS”). The aggregate purchase price for the sale was $19 million payable in cash at closing, subject to certain adjustments including a working capital-based adjustment. In addition to the aggregate purchase price, Veritek agreed to pay to REMEC, at the end of each calendar quarter through December 31, 2006, an additional amount equal to 10% of the amount, if any, by which the average quarterly gross sales placed by certain parties with EMS exceeds $7.5 million; such additional amount will not exceed $4.0 million (the “Additional Payments”). The assets acquired pursuant to the Agreement included certain inventory, equipment and tangible personal property located in Escondido, California, Poway, California and Costa Rica, the accounts receivable of EMS, certain contracts and purchase orders, as well as certain intellectual property. The sale closed simultaneously with the execution of the Agreement.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wireless Divestment

On September 2, 2005, the Company completed the sale of its Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15.0 million escrow holdback), subject to certain post-closing adjustments. Fifteen million dollars of the cash consideration is held in escrow pending the resolution of REMEC’s potential indemnification obligations to Powerwave. The sale of the Wireless Systems business assets resulted in REMEC divesting the majority of its remaining operating assets and liabilities, which was approved by our shareholders on August 31, 2005.

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

Nanowave Technologies Inc.

In August 2004, we sold our majority interest in REMEC Nanowave Technologies Inc., a subsidiary located in Toronto, Canada, to Euromill Equihold Inc., an Ontario, Canada Corporation for $3.0 million cash and a note with a principal balance of $2.5 million. Repayment of the note, which bears interest at 6% per annum compounded annually and matures August 18, 2008 is uncertain due to Nanowave’s negative cash flows. Accordingly, the note has been discounted. Nanowave was not a strategic fit for our Defense & Space business segment.

$ in 000’s
Cash proceeds from sale	$3,000
Transaction expenses:
Transfer taxes	111
Transaction costs	100

Total expenses	211

Net proceeds	2,789
Net assets sold	2,979

Loss on sale	$(190)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components product line

In October 2004, we sold our Components product line to Spectrum Control, Inc. for $8.0 million cash subject to an earnout based on a percentage of net revenue in excess of certain targets for the fourth calendar quarter of 2004 (cash received and included below) and the first calendar quarter of 2005. The Components product line was not a core business of our Wireless Systems business segment.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the business units divested during the period February 1, 2005 to September 2, 2005 are as follows:

Operating Results Data $ in 000’s	(Note 1) Nanowave	(Note 1) Components	(Note 1) China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$—	$—	$—	$33,027	$22,436	$18,182	$168,582	$242,227
Costs and expenses	—	—	—	(27,027)	(21,067)	(20,555)	(181,185)	(249,834)
Interest and debt expense	—	—	—	138	—	—	(2,769)	(2,631)

Income (loss) before income taxes	—	—	—	6,138	1,369	(2,373)	(15,372)	(10,238)
Provision (credit) for income taxes	—	—	—	—	—	—	(507)	(507)

Income (loss) from discontinued operations, net of income taxes	—	—	—	6,138	1,369	(2,373)	(15,879)	(10,745)

Gain (loss) on disposal of discontinued operations, net of income taxes	94	34	(144)	191,206	1,532	(3,807)	43,221	232,136

Net income (loss) from discontinued operations, net of income taxes	$94	$34	$(144)	$197,344	$2,901	$(6,180)	$27,342	$221,391

(Note 1)—Gain (loss) on discontinued operations was a result of adjustments to sale recorded in subsequent year.

The results of operations of the business units divested during fiscal year 2005:

Operating Results Data $ in 000’s	Nanowave	Components	China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$3,924	$10,208	$3,195	$99,553	$53,760	$18,855	$251,743	$441,238
Costs and expenses	(3,707)	(11,305)	(16,707)	(83,247)	(49,606)	(24,586)	(346,738)	(535,895)
Interest and debt expense	(149)	—	(9)	147	—	—	(239)	(251)

Income (loss) before income taxes	68	(1,097)	(13,521)	16,453	4,154	(5,731)	(95,234)	(94,908)
Provision (credit) for income taxes	(23)	—	—	—	—	—	62	39

Income (loss) from discontinued operations, net of income taxes	45	(1,097)	(13,521)	16,453	4,154	(5,731)	(95,172)	(94,869)

Gain (loss) on disposal of discontinued operations, net of income taxes	(190)	1,641	2,637	—	—	—	—	4,088

Net income (loss) from discontinued operations, net of income taxes	$(145)	$544	$(10,884)	$16,453	$4,154	$(5,731)	$(95,172)	$(90,781)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    SHAREHOLDERS’ EQUITY

Preferred and Common Stock

As of January 31, 2007, the Company has 5,000,000 of $.01 par value preferred shares authorized. No preferred shares have been issued or outstanding as of fiscal 2007.

As of January 31, 2007, the Company has 80,000,000 of $.01 par value common shares authorized and 30,030,830 shares issued and outstanding.

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

The Company’s shareholders have approved the issuance of a total of 82,156,000 shares of common stock under the Plans. The exercise price of incentive stock options must at least equal the fair market value of the common stock on the date of grant, and the exercise price of non-qualified options may be no less than 85% of the fair market value of the common stock on the date of grant. Options granted under the Plans generally vested over four years and generally had terms of nine years from the date of grant.

Additionally, a total of 2,756,000 shares of common stock were reserved under the Directors Plan for non-qualified stock option grants to non-employee directors of REMEC. Under the Directors Plan, option grants are made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Directors Plan generally vested over three years and generally had terms of nine years from the date of grant. There have been no stock option grants under the Directors Plan subsequent to fiscal year 2006.

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

During fiscal 2005, the Company tendered an offer to REMEC employees to exchange certain outstanding options to purchase shares of REMEC common stock with exercise prices of $2.45 per share or greater, as adjusted to reflect the impact of the stock option re-pricing arising from the Company liquidating distributions, for Restricted Stock Units (RSU) that represented the right to receive shares of common stock of REMEC. The exchange ratio was 4 options for 1 RSU.

During fiscal years 2006 and 2005, respectively, the Company issued 80,000 and 902,000 shares of RSU’s to a number of salaried exempt employees. In addition, during fiscal 2005, the Company issued 1,029,000 shares

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of RSU’s to officers of the Company. There have been no stock option or RSU grants subsequent to fiscal year 2006.

The Company recognized compensation cost based on the fair value of the RSU’s (equal to the quoted market price of the Company’s common stock on the exchange date) and amortized such expense over the respective vesting periods. Compensation expenses recognized in the fiscal year 2006 totaled $3.7 million and $0.3 million in fiscal year 2005. There have been no stock compensation costs subsequent to fiscal year 2006.

As a result of the liquidating distributions of cash and Powerwave common stock in the third quarter of fiscal year 2006, the exercise prices and the quantities of all outstanding stock option grants and restricted stock unit grants were adjusted in accordance with the Plans and the Directors Plan, and APB 25.

Effective January 31, 2007, the Company’s Board of Directors elected to terminate in its entirety the Company’s 2001 Equity Incentive Plan (“2001 EIP”) and the Company’s Employee Stock Purchase Plan (“ESPP”) and reduce the number of shares available for issuance pursuant to awards under the Company’s 1995 Equity Incentive Plan (“1995 EIP”) to 3,000,000 shares. The 1995 EIP will continue to be governed by the terms of the Plan and any applicable Award Agreement.

A summary of the Company’s stock option activity and related information is as follows. (In thousands, except per share data):

	Years Ended January 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	8,588	$1.87	6,967	$8.14	9,206	$10.82
Granted	—	—	—	—	1,029	7.45
Conversion (*)	—	—	34,889	1.32	—	—
Exercised	(1,427)	1.25	(10,308)	0.59	(190)	5.07
Exchanged	—	—	—	—	(990)	22.93
Forfeited/Cancelled/Expired	(6,401)	1.91	(22,960)	1.43	(2,088)	10.82

Outstanding—end of year	760	$2.59	8,588	$1.87	6,967	$8.14

(*)	During the second quarter of fiscal 2006, the Company completed the reclassification of its common stock from the sale of the REMEC Defense & Space group. Pursuant to the reclassification, each share of the Company’s existing common stock was converted into a fractional share of common stock which resulted in an exchange of 1 to 0.446 share of REMEC common stock. The reclassification is reflected as a conversion in fiscal 2006 and is adjusted for all periods subsequent to fiscal 2006.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2007. (In thousands, except per share data):

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$ 0.00 – $0.5000	—	$—	0.0	—	$—
$0.5001 – $1.0000	—	—	0.0	—	—
$1.0001 – $1.5000	303	1.32	3.2	303	1.32
$1.5001 – $2.0000	23	1.85	1.1	23	1.85
$2.0001 – $2.5000	—	—	0.0	—	—
$2.5001 – $3.0000	193	2.72	0.2	193	2.72
$3.0001 – $3.5000	—	—	0.0	—	—
$3.5001 – $4.0000	—	—	0.0	—	—
$4.0001 – $4.5000	241	4.15	2.1	241	4.15
$4.5001 – $10.0000	—	—	0.0	—	—

Total Plan	760	$2.59	2.0	760	$2.59

At January 31, 2007, options to purchase 3,208,000 shares of the Company’s common stock were available for future grant.

Employee Stock Purchase Plan

As a result of the Company’s wind up and dissolution plan, the Company’s Board of Directors’ elected to terminate the Employee Stock Purchase Plan in its entirety effective January 31, 2007. Prior to its termination the Employee Stock Purchase Plan provided for the issuance of shares of the Company’s common stock to eligible employees. The Plan provided for eligible employees to purchase common shares equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever was lower.

Deferred Savings Plan

As a result of the Company’s Plan of Dissolution, the Company has discontinued its 401(k) Savings Plan for its employees effective December 31, 2005.

Health Benefit Plans

As a result of the Company’s Plan of Dissolution, the Company has discontinued its Health Care Benefit Plan effective December 31, 2005 with health care benefits to all employees and former employees ceasing as of that date. As of January 31, 2007, the Company no longer has any unpaid or un-submitted claims for health care associated with the Company’s health plan.

Prior to the Plan of Dissolution, the Company accounted for post employment health care benefits under FAS 106, Employer’s Accounting for Post-retirement Benefits Other than Pensions, which requires the Company’s obligation for post-retirement health care plan benefits to be provided to or for an employee be fully accrued by the date that employee attains full eligibility for all of the benefits expected to be received by that

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee. In accordance with the Company’s health plan termination in December 2005, the Company has not accrued for any post retirement benefits.

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Letter of Credit Facility

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by cash of $3.9 million of restricted cash.

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to terminate the remaining facility leases not released with the sale transactions of our business units and anticipates all remaining leases will be settled through early lease termination settlements within 12 months. The minimum future lease payments under non-cancelable operating lease payments as of January 31, 2007 are $4.1 million, which is expected to be reduced by sublease payments totaling $3.0 million.

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

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending Securities Class Action litigation described in this filing, there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of fiscal 2006, the Company entered into certain indemnifications under the terms of its Asset Purchase Agreement with Powerwave Technologies, Inc. The Company is unable to reasonably estimate the maximum amount that could be payable under this arrangement due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved.

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will become entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. As of January 31, 2007, as a result of meeting certain performance goals, Mr. Sackett received an incentive bonus of $150,000 (see Part III, Item 11).

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will become entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. As of January 31, 2007, as a result of meeting certain performance goals, Mr. Wilkinson received an incentive bonus of $150,000 (see Part III, Item 11).

Litigation

Securities Class Action

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition and performance, operations, earnings and business prospects in violation of federal securities laws between September 8, 2003 and September 8, 2004 (the “Class Period”). On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). On March 29, 2005, after the Cardinal Complaint was successfully challenged by REMEC,

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cardinal filed an amended complaint seeking $7.0 million in damages plus legal expenses. On April 7, 2005, the Company filed its answer to the amended Cardinal Complaint, denying Cardinal’s claims and asserting a number of defenses. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC on October 31, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s appeal. On February 26, 2007, the Court notified all parties that the Motion to Dismiss would be considered concurrently with the appeal.

Retiree Medical Claim Arbitration

On May 11, 2006, the Company received written notice from each of two retired former officers of asserting a claim for lifetime medical benefits from the Company. The total of both claims exceeds $11.0 million. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. Discovery has commenced.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. REMEC and Powerwave have agreed to litigate this matter in Orange County (California) Superior Court under California law.

Other

On June 20, 2006, also in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) REMEC received a proposed Closing Balance Sheet from Powerwave for the Wireless Systems sale transaction. The Closing Balance Sheet as proposed by Powerwave would result in a payment by REMEC to Powerwave of approximately $0.9 million in accordance with the Agreement. REMEC believes that the proposed Closing Balance Sheet is not correct, and if the Company prevails, Powerwave would be required to pay REMEC $3.0 million. On or about March 23, 2007, REMEC and Powerwave engaged an independent accounting firm to render a final determination of the Net Asset Value at Closing, and the amount either party is required to pay in accordance with the terms of the Asset Purchase Agreement. The ultimate settlement cannot be presently determined.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental liability with respect to our properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

NOTE 6.    COMPREHENSIVE INCOME (LOSS)

Prior to the adoption of the Plan of Dissolution, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

The components of comprehensive income, net of tax, were as follows. (In thousands):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005
Accumulated net unrealized gain on short-term investments	$17	$—
Cumulative foreign currency translation adjustment	18	4,309
Accumulated unrealized gain (loss) on foreign currency forward contracts	—	(104)

Comprehensive income	$35	$4,205

NOTE 7.    INCOME TAXES

For financial reporting purposes, income (loss) before taxes for the period February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005 includes the following components. (In thousands):

	For the period February 1, 2005 to September 2, 2005	Year ended January 31, 2005
Pre-tax income (loss):
United States	$253,572	$(49,294)
Foreign	5,571	(45,614)

	$259,143	$(94,908)

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) for the period from February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005 includes the following components. (In thousands):

	For the period February 1, 2005 to September 2, 2005	Year Ended January 31, 2005
Current:
Federal	$34,910	$—
State	3,285	26
Foreign	85	198
Deferred:
Federal	—	—
State	—	—
Foreign	(528)	(286)

	$37,752	$(62)

The provision (credit) for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income (loss) before provision (credit) for income taxes. The items causing difference for the period from February 1, 2005 to September 2, 2005 and for the year ended January 31, 2005 are as follows. (In thousands, except percentage data):

	For the period February 1, 2005 to September 2, 2005		Year Ended January 31, 2005
	Amount	%	Amount	%
Tax at statutory federal rate	$90,700	35%	$(33,218)	35%
State income tax net of federal benefit	10,438	4	(1,805)	2
Foreign rate difference	(1,674)	(1)	14,928	(16)
Permanent differences and other	(2,339)	(1)	13,177	(14)
Change in valuation allowance	(59,404)	(22)	6,781	(7)
Tax credits	31	0	75	0

	$37,752	15%	$(62)	0%

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset as of January 31, 2007 and 2006 are as follows. (In thousands):

	January 31,
	2007	2006
Deferred tax assets:
Net operating loss	$26,259	$13,153
Credits	14,396	19,709
Estimated costs during liquidation	1,461	4,371
Estimated escrow & APA costs	2,037	—
Estimated litigation costs	394	6,805
Estimated lease settlement costs	—	636

Total deferred tax assets	$44,547	$44,674
Valuation allowance	(44,547)	(44,674)

Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

As of January 31, 2007, the Company has accrued approximately $6.7 million of tax contingencies, see Income Tax Contingencies, Note 2.

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

At January 31, 2007 and 2006, the Company had federal net operating loss carry-forwards of approximately $71.0 million and $0, respectively. At January 31, 2007 and 2006, the Company had state net operating loss carry-forwards of approximately $40.9 million and $28.2 million. At January 31, 2007, the Company had consolidated federal and state research and development credits of approximately $7.9 million and $6.7 million respectively, which will begin to expire in 2007, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1.8 million, which will begin to expire in 2007, unless previously utilized.

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

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    INFORMATION BY SEGMENT AND GEOGRAPHIC REGION

As a result of the Company’s Plan of Dissolution, the Company no longer generates revenue from products and accordingly does not report segment information. On September 2, 2005, REMEC sold its last reporting segment, consequently reporting segments are classified as a discontinued operation and its results are removed from continuing operations for all reporting periods (see Part II, Note 3).

NOTE 9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

Prior quarters have been restated as a result of the adoption of our Plan of Dissolution and liquidation, and as such are reported as discontinued operations.

Summarized quarterly data for fiscal year ended 2007 and 2006 are as follows. (In thousands, except per share data):

	Liquidation Basis
	Quarters Ended
	January 31, 2007	November 3, 2006	August 4, 2006	May 5, 2006
Net assets in liquidation, beginning of period	$76,953	$66,562	$50,998	$47,615

Liquidation basis adjustments	123	10,391	15,564	3,383
Distributions to shareholders	(22,519)	—	—	—

Net increase (decrease) in net assets in liquidation	(22,396)	10,391	15,564	3,383

Net assets in liquidation, end of period	$54,557	$76,953	$66,562	$50,998

	Liquidation Basis
	Quarter Ended January 31, 2006	For the period September 3, 2005 to October 28, 2005
Net assets in liquidation, beginning of period	$49,129	$212,778
Liquidation basis adjustments	(1,514)	(17,985)
Distributions to shareholders	—	(145,664)

Net decrease in net assets in liquidation	(1,514)	(163,649)

Net assets in liquidation, end of period	$47,615	$49,129

REMEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Going Concern Basis. Quarters Ended
	For the period July 30, 2005 to September 2, 2005	July 29, 2005	April 29, 2005
Statements of Operations Data:
Net sales	$—	$—	$—
Gross profit	—	—	—

Income (loss) from continuing operations	—	—	—
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (1)	37,847	186,811	(3,266)

Net income (loss)	$37,847	$186,811	$(3,266)

Earnings (loss) per share:
Basic
Net income (loss) from continuing operations	$—	$—	$—
Net income (loss) from discontinued operations	1.33	6.64	(0.12)

	$1.33	$6.64	$(0.12)
Diluted
Net income (loss) from continuing operations	$—	$—	$—
Net income (loss) from discontinued operations	1.19	6.48	(0.12)

	$1.19	$6.48	$(0.12)
Shares used in per share calculations: (*)
Basic	28,474	28,125	27,892

Diluted	31,927	28,811	27,892

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005 for all periods presented.
(1)	Income (loss) from discontinued operations is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) may not necessarily equal the total for the year as a result of rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(1) Management’s Evaluation of Disclosure Controls

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

Our significant personnel reductions resulting from the sale of our business units during fiscal 2006 and 2005 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

(2) Changes in Internal Control over Financial Reporting

During the quarter ending January 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM	9B. OTHER INFORMATION.

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following table sets forth certain information concerning the executive officers and directors of REMEC as of January 31, 2007:

Name	Age	Position
Richard A. Sackett	53	President, General Counsel, Secretary and Director
David F. Wilkinson	45	Chief Financial Officer
Thomas A. Corcoran(2)	62	Director
Mark D. Dankberg(1)	51	Director
William H. Gibbs(1)(2)	63	Director
Andre R. Horn(1)	78	Chairman of the Board
Jeffrey M. Nash(2)	59	Director

(1)	Member of the Audit Committee
(2)	Member of the Operations Committee

There is no family relationship between any of the directors or executive officers of REMEC.

Executive Officers

RICHARD A. SACKETT has served as the Company’s principal executive officer in the capacity as President of REMEC since January 20, 2006 in overseeing the dissolution and liquidation of REMEC, Inc. Mr. Sackett was Assistant General Counsel of the Company from January 2003 to September 2005 and was appointed as the Company’s Vice President, General Counsel and Secretary on October 1, 2005. Mr. Sackett has retained the titles of General Counsel and Secretary. Prior to joining the Company, Mr. Sackett was Counsel for National Steel and Shipbuilding Company (NASSCO) in San Diego, California from 1990 to 2002. Mr. Sackett received a J.D. from the University of San Diego School of Law in 1978.

DAVID F. WILKINSON has served as Chief Financial Officer of REMEC since October 2005 in overseeing the dissolution and liquidation of REMEC, Inc. Mr. Wilkinson was the Director of Tax for the Company from July 1998 to September 2005. Prior to joining the Company, Mr. Wilkinson was Corporate Controller for Verified Technical Corporation in Escondido, California from November 1989 to July 1998. Mr. Wilkinson received his CPA certification while working with Ernst and Young, LLP from December 1986 to November 1989. Mr. Wilkinson holds a B.S. and an M.Acc., from Brigham Young University.

Board of Directors

During the period from February 1, 2006 to June 18, 2006 of fiscal year ended 2007, our Board of Directors consisted of five members. Effective on June 19, 2006, the Board of Directors of REMEC, Inc. elected Richard A. Sackett, the Company’s President, as a director of the Company, to serve until his successor is duly elected bringing the total of the Board members to six.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001, he served as President of Corcoran Enterprises, LLC, a management consulting firm. Mr. Corcoran is also a Senior Advisor to the Carlyle Group, a Washington DC based private equity group and was President and CEO from January 2001 to April 2004 of Gemini Air Cargo, a Carlyle Group company. He is also Chairman of the Board of Proxy Aviation, a private company located in Gaithersburg, Maryland. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was the President and Chief Operating Officer of the Space and Strategic Missiles sector of Lockheed Martin Corporation from October 1998 to September 1999. From March 1995 to September 1998, he

was the President and Chief Operating Officer of the Electronics sector of Lockheed Martin. From 1993 to 1995, Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation, and from 1967 to 1993 he held various management positions including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc., UIC Corporation and La Barge, Inc. Mr. Corcoran is also a director of Standard Aero Corporation, a Carlyle Group company. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology and a director of the American Ireland Fund.

MARK D. DANKBERG has been a director of REMEC since September 1999. Mr. Dankberg was a founder of ViaSat, Inc. and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University.

WILLIAM H. GIBBS has been a director of REMEC since May 1996. From January 1998 to present he has served as President of Parafix Management, a company specializing in corporate turnaround and restructuring. Mr. Gibbs was the President and Chief Executive Officer of DH Technology, Inc., from November 1985 to January 1998 and was Chairman of the Board of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry. Mr. Gibbs is a director of Eagle Test Systems, Inc. Mr. Gibbs holds a B.S.E.E. degree from the University of Arkansas.

ANDRE R. HORN has been a director of REMEC since 1988 and has served as REMEC’s Chairman of the Board since February 2005. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn was re-elected to the Needham Board in February 2006. He is also a director of Southwall Technologies, a maker of sputtered materials used on flexible substrates for energy conservation. Mr. Horn holds a B.S. degree in Mathematics from the University of Paris and is a graduate of the Ecole des Hautes Etudes Commerciales (Paris).

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. Since September 2003, Dr. Nash has served as Chairman and President of Inclined Plane, Inc., a media development company. From June 1994 until September 2003, he was President of Digital Perceptions, Inc. Dr. Nash is a director of the publically traded company ViaSat, Inc., a manufacturer of satellite communication equipment of which is not an affiliate of REMEC. Dr. Nash holds B.S. and M.S. degrees in Engineering from UCLA, and a Ph.D. in Large Scale Systems Engineering/Operations Research, also from UCLA.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires REMEC’s directors, executive officers and persons who own more than 10% of a registered class of REMEC’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% shareholders are also required by SEC rules to furnish REMEC with copies of all Section 16(a) forms that they file. To REMEC’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, REMEC’s directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended January 31, 2007.

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

Board Meetings and Committees

The Board held a total of 8 meetings during the fiscal year ended January 31, 2007. During this period, each director attended at least 94% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he was a director) and (ii) the total number of meetings held by all committees of the Board on which he served (held during the periods that he served). The company did not hold an Annual Meeting of Shareholders during fiscal year ended 2007 or fiscal year 2006.

REMEC has two standing committees: the Audit Committee and the Operations Committee. The current members of the committees are identified on the following table.

	Audit Committee	Operations Committee
Andre R. Horn	Member
Thomas A. Corcoran		Member
Mark D. Dankberg	Member
William H. Gibbs	Chairman	Member
Jeffrey M. Nash, Ph.D.		Chairman

The Audit Committee has a written charter approved by the Board. A copy of the charter can be found under the “Investors” section of our website at www.remec.com. The principal functions of the Audit Committee are to select REMEC’s independent auditors and approve their compensation, oversee and evaluate the performance of the independent auditors, oversee REMEC’s accounting and financial reporting policies and internal control systems and review REMEC’s interim and annual financial statements. The Audit Committee held 4 meetings during the fiscal year ended January 31, 2007. The Board has determined that all members of the Audit Committee are independent directors under the current rules promulgated by the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. The Board has also determined that Mr. Horn qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The Operations Committee assumed the combined responsibilities of the Compensation and Human Resources Committee and the Nominating and Corporate Governance Committee. The Operations Committee adopted the existing Board approved charters of the Compensation Committee and the Corporate Governance Committee. A copy of the charters can be found under the “Investors” section of our website at www.remec.com. The Operations Committee held 6 meetings during the fiscal year ended January 31, 2007. The Board has determined that all members of the Operations Committee are independent directors under the current rules promulgated by Nasdaq.

Director Compensation Table

The following table provides compensation information for the one year period ended January 31, 2007 for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Andre R. Horn	$88,810	—	—	—	—	—	$88,810
William H. Gibbs	59,880	—	—	—	—	—	59,880
Mark D. Dankberg	49,180	—	—	—	—	—	49,180
Jeffery M. Nash, Ph. D.	28,620	—	—	—	—	—	28,620
Thomas A. Corcoran	26,520	—	—	—	—	—	26,520
Richard A. Sackett(2)	—	—	—	—	—	—	—

(1)	For the fiscal year ended January 31, 2007, each of our non-employee Board of Directors with the exception of the Chairman received the following: $3,600 retainer for the period from February 1, 2006 to August 2006 and $4,000 for the period from September 2006 to January 2007. The Chairman Mr. Horn received $20,000 retainer for the period from February 1, 2006 to August 2006 and $22,000 for the period from September 2006 to January 2007; $2,000 for each meeting attended in person during the period from February 2006 to August 2006 and $2,200 for the period from September 2006 to January 2007; $1,000 for each telephonic attendance at regular meetings during the period from February 2006 to August 2006 and $1,100 during the period from September 2006 to January 2007; and $600 for telephonically held meetings during the period from February 2006 to August 2006 and $660 during the period from September 2006 to January 2007. Mr. Sackett, our President and General Counsel, was not paid a fee for his participation on the Board of Directors.

Each of our non-employee Audit Committee Directors with the exception of the Chairman received the following: $5,400 retainer for the period from February 1, 2006 to August 2006 and $6,000 for the period from September 2006 to January 2007 and the Chairman Mr. Gibbs received $7,200 retainer for the period from February 1, 2006 to August 2006 and $8,000 for the period from September 2006 to January 2007. Directors received $600 for each meeting attended in person during the period from February 2006 to August 2006 and $660 for the period from September 2006 to January 2007; $300 for telephonically held meetings during the period from February 2006 to August 2006 and $330 for the period from September 2006 to January 2007. The Chairman of the Audit Committee, Mr. Gibbs received $1,800 for each meeting attended in person during the period from February 2006 to August 2006 and $1,980 for the period from September 2006 to January 2007; $900 for telephonically held meetings during the period from February 2006 to August 2006 and $990 for the period from September 2006 to January 2007.

Each of our non-employee Operations Committee Directors with the exception of the Chairman received the following: $600 for each meeting attended in person during the period from February 2006 to August 2006 and $700 for the period from September 2006 to January 2007; $300 for telephonically held meetings during the period from February 2006 to August 2006 and $350 for the period from September 2006 to January 2007. The Chairman of the Operations Committee Dr. Nash received $900 for each meeting attended in person during the period from February 2006 to August 2006 and $1,000 for the period from September 2006 to January 2007; $450 for telephonically held meetings during the period from February 2006 to August 2006 and $500 for the period from September 2006 to January 2007. The Operations Committee Directors’ did not receive annual retainers for their participation on the committee.

(2)	See Summary Compensation Table for disclosure related to Richard A. Sackett who is also an Executive Officer of the Company.

In the 2007 fiscal year, no Directors received any options to purchase shares of REMEC common stock. Non-employee directors are also reimbursed for their reasonable travel expenses in attending Board and committee meetings.

Operations Committee Interlocks and Insider Participation

No member of our Board’s Operations Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the operations committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Operations Committee.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Company’s Operations Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors, the annual compensation and compensation procedures for the two executive officers of the Company: our President and General Counsel and our Chief Financial Officer.

Objectives of Compensation

Our compensation strategy is designed to attract and retain a limited number of employees, motivate them to achieve our Plan of Dissolution in an efficient and effective manner and to reward them for superior performance. We believe that attracting and retaining high caliber employees, with a deep knowledge of our corporate history and contractual arrangements and obligations, and providing them with appropriate performance incentives are critical steps to helping us achieve the goals of our Plan of Dissolution and provide the best results to our shareholders. The Operations Committee seeks to accomplish this goal by developing and administering REMEC’s executive compensation plans, programs and policies and by making appropriate recommendations concerning matters of executive and director compensation.

The Operations Committee, after reviewing all relevant and appropriate information related to business objectives and organizational performance, exercises independent responsibility to determine the most effective total compensation strategy for REMEC’s senior executive officers. Regarding most compensation matters, including executive compensation, our management provides recommendations to the Operations Committee; however, the Operations Committee does not delegate any of its functions to others in setting compensation. We do not currently engage any consultant related to executive compensation matters.

The Operations Committee recognizes the importance of maintaining competitive compensation levels and practices, and accounting for the importance of retaining our key employees during the process of implementing our Plan of Dissolution. The executive compensation of REMEC includes a base salary that represents the fixed component of the executive compensation, cash-based retention and incentive compensation.

Components of Compensation. We compensate our executive officers through base salary and a combination of short-term and long-term cash bonus incentives, with the overall goal to retain our key executive officers and motivate them to help us successfully implement our Plan of Dissolution and achieve the best returns for our shareholders.

Base Salary

It is the goal of our Board of Directors and the Operations Committee to establish base salaries for our executive officers as necessary to retain the services of competent professionals able to conduct Company operations during dissolution of REMEC, Inc. Base salaries for fiscal 2007 were determined with reference to the earnings of the executive staff in the preceding period, in individual negotiations.

Non-Equity Performance Based Incentive Bonus

The Incentive Payment provisions of the Retention Agreement for each officer are designed to reward our executives for overseeing the liquidation and dissolution process and achieving the highest shareholder returns on their cash distributions through the dissolution process. The Directors of REMEC believe that management should be rewarded for their performance as a team in the attainment of these goals. Although each executive officer is eligible to receive an award under the Retention Agreement, the granting of incentive bonus awards to either individual or the officers as a group is entirely at the discretion of our Board of Directors. (See Retention Agreements).

Non-Equity Retention Bonus

The Retention Payment provisions of the Retention Agreement for each officer is designed to provide a baseline bonus to insure that our executives remain employed with the Company and oversee the liquidation and dissolution process of the Company until completed or until the Company’s assets or substantially all of the Company’s assets are transferred to a trust that is created to complete the dissolution of the Company. (See Retention Agreements)

Bonuses Awarded

In its discretion, our Board of Directors paid bonuses for fiscal 2007 to the executive team in December 2006 based solely upon the progress achieved in the Company liquidation. These bonuses were previously accrued under the Retention Agreements.

Stock Option and Equity Incentive Programs

Prior to the adoption of the Company’s Plan of Dissolution, stock award programs were the primary vehicle for offering long-term retention, incentives and rewarding our executive officers and key employees. Effective with the adoption of the Company’s Plan of Dissolution on August 31, 2005, the Company no longer awards or grants stock options.

Retention Agreements

Beginning in September 2004, the Company entered into certain standard Performance and Retention Agreements (herein as “Retention Agreements”) with certain of its employees. These Retention Agreements were intended to provide for the retention of key REMEC employees who were necessary to complete the sale of the Company’s operating business units. The Retention Agreements were amended from time-to-time thereafter in order to take into account the changing circumstances of the Company’s affairs.

The Retention Agreements entered into in September 2004 (the “Original Retention Agreements”) provided that the employee would receive a retention payment in exchange for the employee’s performance through a period ending one year after the date of the Original Retention Agreement, or the occurrence of one of the following events: the sale, transfer or liquidation of substantially all of the assets of either or both REMEC Defense & Space, Inc. and the REMEC Wireless Systems business unit of the Company, or (ii) any merger or consolidation to which the Company is a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company; together with the execution of a General Release in favor of the Company. The retention payment was in addition to any other compensation or severance the employee was eligible to receive from the Company, and was deemed not earned and would not be paid if the employee voluntarily terminated employment, or the employment was terminated for cause.

On or about September and October 2005, the Retention Agreements for certain key employees and executives who were necessary to complete the liquidation process under the Plan of Dissolution were amended and restated to provide an additional retention payment if the employee or executive remained employed through a stated extended period of time or for an indefinite period until the Company determined that their services were no longer necessary. As of January 31, 2007 there remain four such amended and restated agreements (“A&R Retention Agreements”) in effect, two of which are held by the Company’s executive officers.

RICHARD A. SACKETT

Mr. Sackett entered into an Original Retention Agreement on September 24, 2004 pursuant to which he received a retention payment of $72,500 in 2005. On April 7, 2005, the Company amended Mr. Sackett’s Original Retention Agreement to provide that if Mr. Sackett remained employed with the Company through the period beginning on April 7, 2005 and ending sixty (60) days after (i) the then pending sale of assets of the REMEC Wireless Systems business unit of the Company to Powerwave Technologies, Inc., or (ii) any merger or consolidation to which the Company was a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company, then Mr. Sackett would earn a supplemental retention payment of $36,250. On September 6, 2005 and October 31, 2005, the Company amended and restated the Original Retention Agreement in its entirety and provided that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, that he would receive a retention bonus of $150,000.

On February 3, 2006, in connection with Mr. Sackett’s appointment as President of the Company, his A&R Retention Agreement was amended and restated to provide that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive a retention payment of $150,000 upon the termination of his employment, and would be eligible to receive an additional incentive bonus to be paid upon the completion of any distribution to the Company’s shareholders and/or the transfer of all or substantially all of the Company’s assets to a liquidation trustee, in an amount to be in the sole discretion of the Company’s Board of Directors. In connection with the February 3, 2006 A&R Retention Agreement, Mr. Sackett received the retention payment of $36,250 promised by the April 7, 2005 amended Retention Agreement. Also in fiscal 2007, Mr. Sackett received a bonus of $150,000 as an advance against the Incentive Payment as described in the A&R Retention Agreement for his performance in fiscal 2007 in executing the Company’s Plan of Dissolution and in preserving and returning value to the Company’s shareholders. This incentive payment is non-refundable in the event that the financial goals in the A&R Retention Agreement are not achieved, and will not affect in any manner the Retention Payment as described in the A&R Retention Agreement.

DAVID F. WILKINSON

Mr. Wilkinson entered into an Original Retention Agreement on September 24, 2004 pursuant to which he received a retention payment of $29,307 in 2005. On April 7, 2005, the Company amended Mr. Wilkinson’s Original Retention Agreement to provide that if Mr. Wilkinson remained employed with the Company through the period beginning on April 7, 2005 and ending sixty (60) days after (i) the then pending sale of assets of the REMEC Wireless Systems business unit of the Company to Powerwave Technologies, Inc., or (ii) any merger or consolidation to which the Company was a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company, then Mr. Wilkinson would earn a supplemental retention payment of $29,307. On September 6, 2005, the Company amended and restated the Original Retention Agreement in its entirety and provided that if Mr. Wilkinson remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive a retention payment of $150,000 upon the termination of his employment.

On February 3, 2006, Mr. Wilkinson’s Retention Agreement was amended and restated to provide that in addition to the retention payment of $150,000, Mr. Wilkinson would be eligible to receive an additional incentive bonus to be paid upon the completion of any distribution to the Company’s shareholders and/or the transfer of all or substantially all of the Company’s assets to a liquidation trustee, in an amount to be in the sole discretion of the Company’s Board of Directors. In fiscal 2007, Mr. Wilkinson received a bonus of $150,000 as an advance against the Incentive Payment as described in the A&R Retention Agreement for his performance in fiscal 2007 in executing the Company’s Plan of Dissolution and in preserving and returning value to the Company’s shareholders. This incentive payment is non-refundable in the event that the financial goals in the A&R Retention Agreement are not achieved, and will not affect in any manner the Retention Payment as described in the A&R Retention Agreement.

Compensation for the President.    Mr. Sackett has served as President since January 20, 2006. Prior to his appointment as President he served as Vice President, Assistant General Counsel from April 2004 and Vice President General Counsel and Secretary since October 1, 2005. During the fiscal year ended January 31, 2007, Mr. Sackett was paid a base salary of $220,000 and received bonuses totaling $186,250, which included $36,250 as a retention payment and $150,000 as an advance against the performance based incentive payment in his A&R Retention Agreement in recognition of his performance in the liquidation of the Company (see Retention Agreements). Mr. Sackett is not paid for his membership on the Board of Directors and was not granted any performance-based stock options during fiscal 2007.

Compensation for the Chief Financial Officer.    Mr. Wilkinson has served as the Company’s Chief Financial Officer since October of 2005. Prior to October 2005 Mr. Wilkinson was the Director of Tax for the Company from July 1998 to September 2005. During fiscal year ended January 31, 2007, Mr. Wilkinson was paid a base salary of $205,000 and received a bonus of $150,000 as an advance against the performance based incentive payment in his A&R Retention Agreement in recognition of his performance in the liquidation of the Company (see Retention Agreements). Mr. Wilkinson was not granted any performance-based stock options during fiscal 2007.

Director and Officer Indemnification Agreements.    In addition to the indemnification provisions contained in our restated certificate of incorporation and bylaws, we generally enter into separate indemnification agreements with our directors and officers. These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We also intend to enter into these agreements with our future directors and executive officers.

Policy Regarding Internal Revenue Code Section 162(m).    Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the other four most highly compensated officers to the extent that the compensation exceeds $1 million in any one year. “Performance-based” compensation is excluded from this $1 million limitation. REMEC’s 1995 Equity Incentive Plan (approved by REMEC shareholders in 1996) and 2001 Equity Incentive Plan have been designed so that grants under those plans may qualify for the exclusion for performance-based compensation. REMEC’s policy is to attempt to qualify its compensation (if any) for tax deductions whenever possible and consistent with the long-term goals of REMEC. In fiscal 2007, none of the REMEC executive officers or other employees of the Company exceeded the $1 million limitation for fiscal year 2007 for non-performance based compensation.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the one year period ended January 31, 2007 in reference to the total members of the Executive Team, which includes required disclosure related to our Principal Executive Officer, the President.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation (2)		Change in Pension Value and Non- qualified Deferred Compensation Earnings	Total
Richard A. Sackett	2007	$220,000	—	—	—	$186,250	(3)	—	$406,250
President, General Counsel and Secretary

David F. Wilkinson	2007	205,000	—	—	—	150,000		—	355,000
Chief Financial Officer

(1)	All cash compensation received by each executive officer for fiscal year 2007 is found in either the Salary or Bonus Column of this Table.
(2)	Mr. Sackett and Mr. Wilkinson were paid $150,000 each as an incentive bonus payment in fiscal 2007 for their performance related to the Company meeting its financial goals as set forth in the Incentive Payment provision under the Employee Retention Agreement for each officer.
(3)	Mr. Sackett was paid a retention bonus payment of $36,250 in fiscal 2007 in accordance with his Employee Retention Agreement.

Grants of Plan-Based Awards Table

There were no options granted during or for the fiscal year ended January 31, 2007.

Outstanding Equity Awards Value at Fiscal Year-End Table

There were no unexercised options previously awarded to the executive officers named above at the fiscal year end, January 31, 2007.

Option Exercises and Stock Vested Table

The following table includes certain information with respect to the options exercised by the executive officers named above during the fiscal year ended January 31, 2007.

Name and Principal Position	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Richard A. Sackett	61,257	$35,903	—	—
President, General Counsel and Secretary

David F. Wilkinson	51,691	21,459	—	—
Chief Financial Officer

Securities Authorized for Issuance under Equity Compensation Plans

Effective January 31, 2007, the Board of Directors elected to terminate in its entirety the Company’s 2001 Equity Incentive Plan (“2001 EIP”) and the Company’s Employee Stock Purchase Plan (“ESPP”) and reduce the number of shares available for issuance pursuant to awards under the Company’s 1995 Equity Incentive Plan (“1995 EIP”) to 3,000,000 shares. The 1995 EIP will continue to be governed by the terms of the Plan and any applicable Award Agreement.

The following table provides information as of January 31, 2007 with respect to the shares of REMEC common stock that may be issued under REMEC’s existing equity compensation plans:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, RSUs, warrants, and rights (#)	(B) Weighted-average exercise price of outstanding options, RSUs, warrants, and rights ($)	(C) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (#)
Equity Compensation Plans approved by security holders:
1995 Equity Incentive Plan	23,000	$1.85	3,000,000
1996 Nonemployee Directors Stock Option Plan	737,000	$2.61	208,000
Equity Incentive Plans Not Approved by the Stockholders	—	—	—

Total	760,000	$2.59	3,208,000

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

We have reviewed and discussed the Compensation Discussion and Analysis in Item 11 required by Item 402(b) of Regulation S-K with management to be included in the Company’s annual report on Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Operations Committee Members:

Jeffrey M. Nash, Ph.D., Chairman

William H. Gibbs

Thomas A. Corcoran

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The following sets forth certain information regarding beneficial ownership of REMEC common stock as of April 2, 2007 (i) by each person who is known by REMEC to own beneficially more than 5% of the REMEC common stock, (ii) by each of REMEC’s directors, (iii) by the Named Executive Officers and (iv) by all directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1)(2)
Kellogg Capital Group, LLC (3)	3,200,118	10.66%
Millenco, L.P. (4)	2,716,740	9.05%
S. Muoio & Co. LLC (5)	2,525,119	8.41%
Morgan Stanley (6)	2,457,058	8.18%
Option Opportunities Company (7)	2,001,557	6.67%
SACC Partners LP and Affiliates (8)	1,895,998	6.31%
Mark D. Dankberg	354,075	1.18%
Andre R. Horn	325,788	1.08%
William H. Gibbs	239,904	*
Jeffrey M. Nash	210,565	*
Thomas A. Corcoran	139,225	*
Richard A. Sackett	22,283	*
David F. Wilkinson	18,375	*
All directors and executive officers as a group	1,310,215	4.36%
(7 persons)

*	Less than 1% of the outstanding shares of Common Stock.
(1)	This table is based upon information supplied by directors, officers and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders identified in this table has sole voting and investment power with respect to the shares owned. Percentage of ownership is based on 30,030,830 shares of Common Stock outstanding as of April 2, 2007.
(2)	Shares issuable upon exercise of outstanding options are considered outstanding for purposes of calculating the percentage of ownership of REMEC Common Stock of the person holding such options, but are not considered outstanding for computing the percentage of ownership of any other person.
(3)	Reflects beneficial ownership as reported on Schedule 13G dated May 5, 2006 with the SEC by Kellogg Capital Group, LLC ("Kellogg"). Kellogg is the beneficial owner of 3,200,118 shares of REMEC common stock, and has sole voting and dispositive power of 3,200,118 shares of REMEC common stock. The address of Kellogg is 55 Broadway, 4th Floor, New York, New York 10006.
(4)	Reflects beneficial ownership as reported on Schedule 13D dated August 14, 2006 with the SEC by Millennium Management, L.L.C. ("Millennium"). Represents shares beneficially owned by (i) Millennium; (ii) Millenco, L.P. ("Millenco"); (iii) Springview Group LLC ("Springview"); (iv) Integrated Holding Group, L.P. ("Integrated") and (v) Israel A. Englander ("Englander"). Millennium is the beneficial owner of 2,716,740 shares of REMEC common stock and has sole voting and dispositive power of 2,716,740 shares of REMEC common stock. Millenco is the beneficial owner of 2,716,740 shares of REMEC common stock and has sole voting and dispositive power of 1,996,629 shares of REMEC common stock. Springview is the beneficial owner of 2,716,740 shares of REMEC common stock and has sole voting and dispositive power of 720,111 shares of REMEC common stock. Integrated is the beneficial owner of 2,716,740 shares of REMEC common stock and has sole voting and dispositive power of 720,111 shares REMEC common stock. Englander is the benecial owner of 2,716,740 shares of REMEC common stock and has sole voting and dispositive power of 2,716,740 shares of REMEC common stock. The address of Millennium is 666 Fifth Avenue, 8th floor, New York, New York 10103.

(5)	Reflects beneficial ownership as reported on Schedule 13G dated October 10, 2005 with the SEC by S. Muoio & Co. LLC ("Muoio"). Represents shares beneficially owned by (i) Muoio and (ii) Salvatore Muoio ("S Muoio"). Muoio is the beneficial owner of 2,525,119 shares of REMEC common stock, and has shared voting and dispositive power over 2,525,119 shares of REMEC common stock. S Muoio is the beneficial owner of 2,525,119 shares of REMEC common stock, and has shared voting and dispositive power over 2,525,119 of REMEC common stock. The address of Muoio and S Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022.
(6)	Reflects beneficial ownership as reported on Schedule 13G dated December 31. 2006 with the SEC by Morgan Stanley ("Morgan"). Represents shares beneficially owned by (i) Morgan and (ii) Morgan Stanley Hedge Fund Partners LP ("Partners"). Morgan is the beneficial owner of 2,457,058 shares of REMEC common stock, and has sole voting and dispositive power over 2,457,058 shares of REMEC common stock. Partners is the beneficial owner of 2,457,058 shares of REMEC common stock, and has sole voting and dispositive power over 2,457,058 of REMEC common stock. The address of Morgan is 1585 Broadway, New York, New York 10036. The addres of Partners is 1221 Avenue of the Americas, New York, New York 10020.
(7)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2005 with the SEC by Option Opportunities Company ("Option"). Represents shares beneficially owned by (i) Option and (ii) David F. Dury ("DF Dury"). Option is the beneficial owner of 2,001,557 shares of REMEC common stock, has sole voting and dispositive power of 1,358,737 shares of REMEC common stock, and shared voting and dispositive power of 2,001,557 shares of REMEC common stock. DF Dury is the beneficial owner of 2,001,557 shares of REMEC common stock, has sole voting and dispositive power of 642,820 shares of REMEC common stock, and shared voting and dispositive power of 2,001,557 shares of REMEC common stock. The address of Option and DF Dury is 440 S. LaSalle Street, 4th Floor, Chicago, Illinois 60605.
(8)	Reflects beneficial ownership as reported on Schedule 13D dated August 1, 2005 with the SEC by SACC Partners LP; Riley Investment Managament LLC; B. Riley & Co. Inc.; B. Riley & Co. Retirement Trust; Bryant R. Riley; and Carleen Riley ("SACC & Affiliates"). SACC & Affiliates is the beneficial owner of 1,895,998 shares of REMEC common stock, has sole voting and dispositive power of 1,851,398 shares of REMEC common stock, and shared voting and dispositive power of 44,600 shares of REMEC common stock. The address of SACC & Affiliates is 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Operations Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. The Board has determined that all of the directors are “independent” under current Nasdaq listing standards, except Mr. Sackett, our President and General Counsel

Under applicable SEC and Nasdaq rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

It is our policy that the audit committee approves or ratifies transactions involving directors, executive officers or principal shareholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved exceeds $120,000 and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer. Management advises the audit committee on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

The Audit Committee of the Board is comprised of the three directors named below and has previously adopted a written charter. The Audit Committee reviews and reassesses the adequacy of its written charter on an annual basis. The Board has determined that all members of the Audit Committee are independent directors under the current SEC rules regarding audit committee membership.

The Audit Committee monitors and reviews REMEC’s financial reporting processes and procedures on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls. REMEC’s independent auditor is responsible for auditing the financial statements.

The Audit Committee has met and held discussions with management and the independent auditor, Squar, Milner, Peterson, Miranda & Williamson LLP, regarding the fair and complete presentation of REMEC’s results. The Audit Committee has discussed significant accounting policies applied by REMEC in its financial statements, as well as alternative treatments. Management represented to the Audit Committee that REMEC’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent auditor. The Audit Committee discussed with the independent auditor their judgments as to the quality of REMEC’s accounting principles, not just the acceptability of REMEC’s accounting principles, and other such matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees).

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in REMEC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

The Audit Committee:

William H. Gibbs, Chairman

Mark D. Dankberg

Andre R. Horn

Independent Auditor

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP (“Squar Milner”) formally known as Squar, Milner, Reehl & Williamson LLP as REMEC’s independent auditor for the fiscal years ending January 31, 2007 and January 31, 2006.

Effective November 15, 2006, Squar Milner has consummated a merger with Peterson & Co., LLP (“Peterson”). Peterson, which is located in San Diego, California, is also registered with the Public Company

Accounting Oversight Board (United States). As a result of the merger, Peterson was merged into Squar Milner, with Squar Milner being the surviving entity. The name of the post-merger firm has been changed to Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner Peterson”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees paid to Squar Milner Peterson, our Independent Registered Public Accounting Firm, for 2007 and 2006, are as follows:

	Fees Paid
	2007	2006
Audit Fees (1)	$317,000	$1,254,000
Audit-Related Fees (2)	82,000	202,000
Tax Fees (3)	319,000	188,000
All Other Fees (4)	3,000	31,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Squar Milner Peterson, in connection with statutory and regulatory filings or engagements. Audit fees also include fees for professional services rendered for the audits of (i) managements assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered by Squar Milner Peterson, for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1)	Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

(2)	Financial Statement Schedule

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit No.		Description

3.1		Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed April 30, 2003).

3.3		By-Laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 8, 2004).

10.1	*	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed April 30, 2003).

10.2

Form of Indemnification Agreements between REMEC and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed April 30, 2003).

10.3	*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (No. 333-108279), filed August 27, 2003).

10.4	*	1996 Nonemployee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed September 16, 2002).

10.5	*	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-8 (No. 333-67102), filed August 8, 2001).

10.6		Amended and Restated Retention Agreement dated February 3, 2006 between REMEC and Richard A. Sackett.

10.7		Amended and Restated Retention Agreement dated February 3, 2006 between REMEC and David F. Wilkinson.

23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in the signature page.)

31.1		Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

REMEC, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2005	2,137	499	(1,412)	—		1,224
For the period February 1, 2005 to September 2, 2005	1,224	386	(384)	(1,226	)(1)	$—

Contract Loss Reserve	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2005	6,448	50	(807)	—		5,691
For the period February 1, 2005 to September 2, 2005	5,691	371	(1,439)	(4,623	)(1)	$—

Reserve for Obsolete and Unusable Inventory	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Year ended January 31, 2005	19,184	3,599	(7,665)	—		15,118
For the period February 1, 2005 to September 2, 2005	$15,118	2,821	(4,765)	(13,174	)(1)	$—

(1)	Reflects doubtful accounts reserve, contract loss reserve and inventory reserve of discontinued REMEC business units sold as of September 2, 2005 of fiscal year 2006.

S-1