Form 10-Q
period 2007-05-04
REMEC INC
filed 2007-06-18
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 8, 2007
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended May 4, 2007

CERTIFICATIONS

EXHIBITS

Exhibit 31.1

Exhibit 31.2

Exhibit 32

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout this Quarter Report on Form 10-Q for the period ended May 4, 2007. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying interim financial statements of REMEC, Inc. for the quarterly periods ended May 4, 2007 and May 5, 2006 are required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2007 included in our fiscal year end January 31, 2007 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	May 4, 2007 (unaudited)	January 31, 2007
ASSETS
Cash and cash equivalents	$50,305	$50,363
Restricted cash	19,882	19,703
Receivables and other current assets	2,904	2,598
Other long term assets	2,562	2,576

Total assets	75,653	75,240

LIABILITIES
Estimated taxes payable	6,700	6,700
Estimated purchase price adjustments and indemnification costs	5,963	6,200
Estimated costs to be incurred during liquidation	4,130	4,101
Estimated litigation costs	2,265	2,617
Estimated lease settlement costs	1,038	1,065

Total liabilities	20,096	20,683

Net assets in liquidation	$55,557	$54,557

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three Months Ended May 4, 2007	Three Months Ended May 5, 2006 (Restated)
Net assets in liquidation, beginning of period	$54,557	$47,615

Liquidation basis adjustments:
Estimated net costs during liquidation	1,058	3,473
Estimated litigation costs	(67)	(323)
Adjust assets and liabilities to estimated fair value	130	49
Estimated lease settlement costs	(121)	184

Net increase in net assets in liquidation	1,000	3,383

Net assets in liquidation, end of period	$55,557	$50,998

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2007, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of May 4, 2007. As a result, operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

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

REMEC will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution gives us the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

Summary of Significant Accounting Policies

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation.

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of May 4, 2007, such costs were estimated at $4.1 million and taxes payable were estimated at $6.7 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $2.3 million as of May 4, 2007, represent estimated future legal fees and costs to be incurred.

As of May 4, 2007, we are not aware of and we have not accrued for any other material outstanding litigation other than as described in Note 5, under “Litigation.”

The Company continues to vigorously defend against current litigation and claims. The cost to conduct litigation is affected by a number of factors, many of which cannot be predicted with certainty. Accordingly, our continued litigation activities and ultimate settlement may result in the Company incurring lesser or greater costs than our current accruals, affecting net assets in liquidation. This risk has been considered in our estimated range of additional future liquidating distributions. Accordingly, ultimate litigation costs may vary, perhaps significantly, from amounts presently estimated.

Estimated Purchase Price Adjustments and Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated purchase price adjustments and indemnification costs primarily associated with the sale of Wireless Systems in fiscal 2006 and other business units. As of May 4, 2007, such costs were estimated at approximately $6.0 million. During fiscal year ended January 31, 2006, the Company provided certain indemnifications under the terms of its asset purchase agreements in regards to the divestment of the Company’s business units. These indemnity provisions were secured, in part, by escrow accounts (included in restricted cash) from the sale proceeds of such transactions. Other estimated indemnity costs include provisions for the settlement of related expenses associated with the divested business units including post closing adjustments.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to approximately $1.0 million as of May 4, 2007, represent the settlement value on our two remaining facilities, net of estimated sublease rental income.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of February 1, 2007, and has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

As a result of adoption of FIN 48, the Company did not recognize an additional liability. As of the date of adoption, the Company’s recognized tax exposure totaled $5.9 million. As of February 1, 2007, all of the tax positions identified by the Company would result, if disallowed, in a change to its annual effective income tax rate and a charge to results of operations.

The Company has filed numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002. The Company is currently not undergoing any income tax audits.

In conjunction with the adoption of FIN 48, the Company did not recognize any additional amount for the potential payment of interest and penalties at February 1, 2007. During the quarterly period ended May 4, 2007, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions. As of May 4, 2007, the Company carries approximately $0.8 million in interest and penalties payable. To the extent interest and penalties are not ultimately assessed with respect to uncertain tax positions, amounts presently accrued will be reduced.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to the end of the first quarter of fiscal 2009.

Segment Information and Concentration of Risk

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, the Company no longer has customers or related concentration of risk. The remaining entity reports one segment and accordingly do not report segment information.

2. Shareholders’ Equity

Effective February 1, 2006, the Company adopted the provision of SFAS No. 123(R), Share-Based Payments, using the modified prospective method. SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees , and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123.

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

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2007	760	$2.59	2.0

Outstanding balance at May 4, 2007	760	$2.59	1.8	$57

Outstanding exercisable at May 4, 2007	760	$2.59	1.8	$57

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.51 per share as of May 4, 2007, which amount would have been received by the optionees had all options been exercised on that date.

During the three months ended May 4, 2007, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled during the first quarter of fiscal 2008.

During the three months ended May 4, 2007, no stock options were exercised, and therefore, no cash was received from stock option exercises.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. Cash and cash equivalents included investments held in a money market fund of $35.5 million at May 4, 2007 and $35.0 million at January 31, 2007, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. As of May 4, 2007, all investments are held in a money market fund of a high credit financial institution and management believes is not exposed to any significant credit risks.

Prior to the Plan of Dissolution, the Company followed Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities which required companies to record certain debt and equity security investments at market value. Investments with maturities greater than three months were classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale and were reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income within shareholders’ equity.

As a result of the Company’s Plan of Dissolution, the Company is no longer purchasing new investments. All short-term investments are matured and we do not have available-for-sale securities as of May 4, 2007.

4. Restricted Cash

Restricted cash was approximately $19.9 million at May 4, 2007 and $19.7 million at January 31, 2007, respectively. Restricted cash at May 4, 2007 includes $16.0 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.9 million represents certificates of deposit placed to cover certain operating letters of credit that are secured by cash.

5. Commitments and Contingencies

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to terminate the remaining facility leases not released with the sale transactions of our business units and anticipates all remaining leases will be settled through early lease termination settlements within 12 months. The minimum future lease payments under non-cancelable operating lease payments as of May 4, 2007 are $3.8 million, which is expected to be reduced by sublease payments totaling $2.8 million.

Indemnifications and Guarantees

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending Securities Class Action litigation described below and in Part II of this filing, there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

During the third quarter of fiscal 2006, the Company entered into certain indemnifications under the terms of its Asset Purchase Agreement with Powerwave Technologies, Inc. The Company is presently unable to reasonably estimate the maximum amount that could be payable under this arrangement due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved.

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. There were no incentive bonuses paid during the first quarter of fiscal 2008.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. There were no incentive bonuses paid during the first quarter of fiscal 2008.

Claims and Litigation

The Company’s commitments and contingencies include the following claims and litigation. The Company is vigorously defending against these matters and the outcome of which is not presently determinable. The ultimate settlement, if any, may vary significantly from amounts presently accrued. Any unfavorable settlement could materially affect our financial position and net assets in liquidation.

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

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC on October 31, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s appeal as not having been filed in a timely manner. On February 26, 2007, the Court notified all parties that the Motion to Dismiss would be considered concurrently with the appeal. On April 30, 2007, the Court of Appeal vacated its February 26, 2007 order, and entered a new order granting REMEC’s motion to dismiss. On May 17, 2007 the Court of Appeal denied Cardinal’s Petition for Rehearing, and on May 29, 2007 denied Cardinal’s Motion to Vacate the April 30, 2007 Order Dismissing Cardinal’s Appeal as to REMEC.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of a Plan of Dissolution by the Shareholders, the Company’s health care benefits for all employees and retirees would cease as of

December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting a claim for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. Discovery has commenced, and the hearing has been set for October 22-26, 2007.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC.

Other

The Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) requires that Powerwave prepare a balance sheet of the Wireless Systems Business as of the Closing Date for the purpose of determining the Net Asset Value at Closing (as defined therein), any resulting adjustment to the Purchase Price, and the amount either party is required to pay to the other as a result thereof. On June 20, 2006, REMEC received a proposed Closing Balance Sheet from Powerwave. Under the proposed Closing Balance Sheet, Powerwave claimed that payment was due by REMEC to Powerwave of approximately $1.9 million. REMEC believed that the proposed Closing Balance Sheet was not correct, and that under a correctly stated Closing Balance Sheet, Powerwave was required to pay REMEC $3.0 million. On or about March 23, 2007, after attempts to resolve this dispute informally had failed, REMEC and Powerwave engaged an independent accounting firm (the “Firm”) to render a final determination of the Net Asset Value at Closing, and the amount either party is required to pay to the other as a result thereof. Both parties have filed briefs and other documents in support of their position with the Firm. As a result of the filings in this matter, Powerwave’s payment demand has been reduced to approximately $0.7 million. REMEC’s demand remains at $3.0 million. The Firm is presently scheduled to make its determination, which will be conclusive and binding upon REMEC and Powerwave, by August 27, 2007.

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

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our financial condition. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

6. Taxes

Estimated taxes payable are $6.7 million as of May 4, 2007. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation; claims and liabilities, including indemnification and other claims from Powerwave. See Note 5, under “Litigation.” If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction are subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities. As a result of the Company’s continued analysis of its tax contingencies it was determined that its estimated taxes payable for tax year 2005 were favorably reduced. The Company finalized its tax year 2005 returns during the third quarter of fiscal 2007, reducing the Company’s estimated taxes payable.

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

7. Restatement

In September 2006, subsequent to the original issuance of the Company’s fiscal year 2007 financial statements on Form 10-Q, for the first quarter ended May 5, 2006 as filed with the SEC on June 14, 2006, the Company determined it had not accounted for its Estimated Indemnification Costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. The claim associated with this matter was not both probable and estimable as of the filing of our first quarter Form 10-Q of fiscal year 2007. Accordingly, the Company corrected and restated its consolidated financial statements for the first quarter of fiscal year 2007 with the second quarter of fiscal year 2007 and is discussed herein.

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

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation for the three months ended May 4, 2007 and May 5, 2006, respectively.

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

Overview

During fiscal year 2005, we engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest all remaining product line business units. During fiscal 2006, with shareholder approval, the Company divested all its remaining business units and adopted the Plan of Dissolution, effective September 3, 2005. On May 20, 2005, the Company completed the sale of the Defense & Space group to Chelton Microwave. On July 1, 2005, the Company completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership. On August 26, 2005, the Company completed the sale of the Outdoor Unit/Transceiver business to Wireless Holdings International, Inc. On September 2, 2005, the Company sold the Wireless Systems business to Powerwave Technologies, Inc. The Wireless Systems business was the last remaining REMEC Inc., product line business unit.

The Company is in the process of finalizing the disposition of remaining business assets, and the Company will continue in existence until our final dissolution, which may occur, subject to settlement of outstanding litigation and the payment of liabilities, during fiscal year 2008 at which time any remaining assets and liabilities may be transferred to a liquidating trust. During this period, we will not continue our business as a going concern.

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

Liquidation Basis of Accounting and Plan of Dissolution

The condensed consolidated financial statements for the three months ended May 4, 2007 and May 5, 2006, respectively were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

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

Based on our projections of operating expenses and liquidation costs as of May 4, 2007, we estimate that the remaining amount of additional future liquidating distributions will range from $0.25 to $1.80 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.

Results of Operations

Changes in Net Assets in Liquidation

Three Months Ended May 4, 2007

Net assets in liquidation increased approximately $1.0 million, or $0.03 per share, to $55.5 million for the three months ended May 4, 2007. The primary reason for the increase in net assets in liquidation is a result of estimated receipts in excess of estimated costs during liquidation.

Liquidity and Capital Resources

As of May 4, 2007, net assets in liquidation totaled $55.5 million, including $50.3 million in cash and cash equivalents and $19.9 million of restricted cash. Restricted cash consists of approximately $16 million for escrow funds and interest held back in escrow pending the closing of the sale of Wireless Systems, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of $2.9 million of receivables and other current assets primarily related to an income tax receivable of $1.1 million, $2.6 million of other long-term assets primarily consisting of long-term notes receivable. Total assets are offset by approximately $20.1 million of estimated total liabilities to be incurred during liquidation, consisting of $4.1 million of estimated operating costs (“Costs to be incurred during Liquidation”), $1.0 million of estimated lease settlement costs, $2.3 million of estimated litigation costs including defense and resolution, $6.0 million related to estimated purchase price adjustments and indemnification costs and $6.7 million in taxes payable.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At May 4, 2007, our cash and cash equivalents were held primarily in money market funds and other bank accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Off-Balance Sheet Arrangements

As of May 4, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of May 4, 2007 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include facility operating leases. The Company is working to terminate these remaining facility leases. As of May 4, 2007 the accrual for the estimated net lease settlements on the remaining facility obligations is $1.0 million.

Significant Recently Issued Accounting Standards.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted this Interpretation effective February 1, 2007. For additional information regarding the adoption of FIN 48, see Notes to Consolidated Financial Statements in Part I, Item 1 “Income Taxes” of this Form 10-Q.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 will not have a material effect on our consolidated financial statements.

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

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Investments

At May 4, 2007, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $35.5 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

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

Item 4.	Controls and Procedures.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ending May 4, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Claims and Litigation

The Company’s commitments and contingencies include the following claims and litigation. The Company is vigorously defending against these matters and the outcome of which is not presently determinable. The ultimate settlement, if any, may vary significantly from amounts presently accrued. Any unfavorable settlement could materially affect our financial position and net assets in liquidation.

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

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC on October 31, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s appeal as not having been filed in a timely manner. On February 26, 2007, the Court notified all parties that the Motion to Dismiss would be considered concurrently with the appeal. On April 30, 2007, the Court of Appeal vacated its February 26, 2007 order, and entered a new order granting REMEC’s motion to dismiss. On May 17, 2007 the Court of Appeal denied Cardinal’s Petition for Rehearing, and on May 29, 2007 denied Cardinal’s Motion to Vacate the April 30, 2007 Order Dismissing Cardinal’s Appeal as to REMEC.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of a Plan of Dissolution by the Shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting a claim for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. Discovery has commenced, and the hearing has been set for October 22-26, 2007.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC.

Other

The Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) requires that Powerwave prepare a balance sheet of the Wireless Systems Business as of the Closing Date for the purpose of determining the Net Asset Value at Closing (as defined therein), any resulting adjustment to the Purchase Price, and the amount either party is required to pay to the other as a result thereof. On June 20, 2006, REMEC received a proposed Closing Balance Sheet from Powerwave. Under the proposed Closing Balance Sheet, Powerwave claimed that payment was due by REMEC to Powerwave of approximately $1.9 million. REMEC believed that the proposed Closing Balance Sheet was not correct, and that under a correctly stated Closing Balance Sheet, Powerwave was required to pay REMEC $3.0 million. On or about March 23, 2007, after attempts to resolve this dispute informally had failed, REMEC and Powerwave engaged an independent accounting firm (the “Firm”) to render a final determination of the Net Asset Value at Closing, and the amount either party is required to pay to the other as a result thereof. Both parties have filed briefs and other documents in support of their position with the Firm. As a result of the filings in this matter, Powerwave’s payment demand has been reduced to approximately $0.7 million. REMEC’s demand remains at $3.0 million. The Firm is presently scheduled to make its determination, which will be conclusive and binding upon REMEC and Powerwave, by August 27, 2007.

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

Item 1A.	Risk Factors.

Risks Associated with Our Liquidation and Dissolution

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 31, 2007, actual results could differ materially from those projected in any forward-looking statements.

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

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market (Nasdaq) under the symbol “REMC.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “Bulletin Board” under the symbol “REMC.OB.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation in a favorable manner.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations, including certain product warranties to certain customers, and contractual obligations to certain of our vendors. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business and the sale of our business units and assets. As part of the wind up process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation in a favorable manner could delay or even prevent us from completing the Plan of Dissolution. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and to resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders. The Company is vigorously defending against these matters and the outcome of which is not presently determinable. The ultimate settlement, if any, may vary significantly from amounts presently accrued. Any unfavorable settlement could materially affect our financial position and net assets in liquidation. The amounts of settlements or damage payments, if we do not successfully defend cases that are not settled, could reduce future distributions to the lower end, or below the lower end, of our current estimated distribution range.

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

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At May 4, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEC, Inc.

By:	/s/ Richard A. Sackett
Richard A. Sackett
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: June 18, 2007