Form 10-Q
period 2007-08-03
REMEC INC
filed 2007-09-17
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 7, 2007
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended August 3, 2007

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout this Quarter Report on Form 10-Q for the period ended August 3, 2007. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying August 3, 2007 and August 4, 2006 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2007 included in our fiscal year end January 31, 2007 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	August 3, 2007 (unaudited)	January 31, 2007
ASSETS
Cash and cash equivalents	$49,868	$50,363
Restricted cash	20,064	19,703
Receivables and other current assets	5,571	2,598
Other long term assets	536	2,576

Total assets	76,039	75,240

LIABILITIES
Estimated taxes payable	6,200	6,700
Estimated purchase price adjustments and indemnification costs	5,277	6,200
Estimated costs to be incurred during liquidation	3,777	4,101
Estimated litigation costs	1,723	2,617
Estimated lease settlement costs	966	1,065

Total liabilities	17,943	20,683

Net assets in liquidation	$58,096	$54,557

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2007	August 4, 2006	August 3, 2007	August 4, 2006
Net assets in liquidation, beginning of period	$55,557	$50,998	$54,557	$47,615
Liquidation basis adjustments:
Estimated net costs during liquidation	1,654	1,355	2,711	1,983
Estimated litigation costs	1	5,036	(81)	4,712
Adjust liabilities to estimated fair value	847	9,384	992	12,279
Estimated lease settlement costs	37	(211)	(83)	(27)

Net increase in net assets in liquidation	2,539	15,564	3,539	18,947

Net assets in liquidation, end of period	$58,096	$66,562	$58,096	$66,562

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2007, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of August 3, 2007. Operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of August 3, 2007, such costs were estimated at $3.8 million and taxes payable were estimated at $6.2 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation and taxes payable, may increase, reducing net assets available in liquidation.

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

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $1.7 million as of August 3, 2007, represent estimated future legal fees and costs to be incurred.

As of August 3, 2007, we are not aware of and we have not accrued for any other material outstanding litigation other than as described in Note 5, under “Claims and Litigation.”

The Company continues to vigorously defend against current claims and litigation. The cost to conduct litigation is affected by a number of factors, many of which cannot be predicted with certainty. Accordingly, our continued litigation activities and ultimate settlement may result in the Company incurring lesser or greater costs than our current accruals, affecting net assets in liquidation. This risk has been considered in our estimated range of additional future liquidating distributions. Accordingly, ultimate litigation costs and settlements may vary, perhaps significantly, from amounts presently estimated.

Estimated Purchase Price Adjustments and Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated purchase price adjustments and indemnification costs primarily associated with the sale of our Wireless Systems business in fiscal 2006 and other business units. As of August 3, 2007, such costs were estimated at approximately $5.3 million. During the fiscal year ended January 31, 2006, we provided certain indemnifications under the terms of our asset purchase agreements in regards to the divestment of our business units. These indemnity provisions were secured, in part, by escrow accounts (included in restricted cash) from the sale proceeds of such transactions. Other estimated indemnity costs included provisions for the settlement of related expenses associated with the divested business units including post closing adjustments. As of August 24, 2007, all post closing adjustments related to the sale of our business units have been settled.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to approximately $1.0 million as of August 3, 2007, represent the estimated settlement value on our two remaining facilities, net of estimated sublease rental income totaling approximately $2.7 million.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of February 1, 2007, and has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1,

“Definition of Settlement in FASB Interpretation No. 48.” (“FSP FIN 48-1”) This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN 48. As the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1 there was no impact of this new pronouncement on its consolidated financial statements.

The Company adopted the provisions of FIN 48 on February 1, 2007, and implemented the guidance of FSP FIN 48-1 with no impact on beginning retained earnings as the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1. As a result of adoption of FIN 48, the Company did not recognize an additional liability. As of the date of adoption, the Company’s recognized tax exposure totaled $5.9 million. As of February 1, 2007, all of the tax positions identified by the Company would result, if disallowed, in a change to its annual effective income tax rate and a charge to results of operations.

The Company has filed numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002. The Company is currently not undergoing any income tax audits.

In conjunction with the adoption of FIN 48, the Company did not recognize any additional amount for the potential payment of interest and penalties at February 1, 2007. During the quarterly period ended August 3, 2007, the Company recognized approximately $0.2 million in potential interest and penalties associated with uncertain tax positions. As of August 3, 2007, the Company carries approximately $1.0 million in interest and penalties payable. To the extent interest and penalties are not ultimately assessed with respect to uncertain tax positions, amounts presently accrued will be reduced.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to the end of the first quarter of fiscal 2009.

Segment Information and Concentration of Risk

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, the Company no longer has customers or related concentration of risk. The remaining entity reports one segment and accordingly does not report segment information.

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

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2007	760	$2.59	2.0
Expired	(193)	2.72

Outstanding at August 3, 2007	567	$2.55	2.1	$69

Outstanding exercisable at August 3, 2007	567	$2.55	2.1	$69

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.55 per share as of August 3, 2007, which amount would have been received by the optionees had all options been exercised on that date.

During the six months ended August 3, 2007, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled during the six months ended August 3, 2007.

During the six months ended August 3, 2007, no stock options were exercised, and therefore, no cash was received from stock option exercises.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $48.1 million at August 3, 2007 and $35.0 million at January 31, 2007, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. As of August 3, 2007, all investments are held in a money market fund of a high credit financial institution and management believes is not exposed to any significant credit risks.

4. Restricted Cash

Restricted cash was approximately $20.1 million at August 3, 2007 and $19.7 million at January 31, 2007, respectively. Restricted cash at August 3, 2007 includes $16.2 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit that are secured by cash.

5. Commitments and Contingencies

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to terminate the remaining facility leases not released with the sale transactions of our business units and anticipates all remaining leases will be settled through early lease termination settlements within 12 months. The minimum future lease payments under non-cancelable operating lease payments as of August 3, 2007 are approximately $3.6 million, which is expected to be reduced by sublease payments totaling approximately $2.7 million.

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

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. There was no incentive bonuses paid during the first or second quarters of fiscal 2008.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. There was no incentive bonuses paid during the first or second quarters of fiscal 2008.

Claims and Litigation

The Company’s commitments and contingencies include the following claims and litigation. The Company is vigorously defending and prosecuting these matters, the outcome of which is not presently determinable. The ultimate result may vary significantly from amounts presently accrued. Any unfavorable result could materially affect our financial position and net assets in liquidation.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Plaintiffs have moved the Court for class certification, which motion has been opposed by REMEC. A hearing on the class certification motion is set for November 2, 2007. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). REMEC denied liability and filed cross-complaints against Tyco and Thomas & Betts. Tyco and Thomas & Betts in turn filed cross-complaints against REMEC. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On June 15, 2006, REMEC, Tyco and Thomas & Betts dismissed their cross-complaints against each other without prejudice, and reserved their rights to reassert the cross-complaints if there was a retrial after appeal. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC’ nonsuit on October 31, 2006, and as to the cost award on December 22, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s primary appeal as not having been filed in a timely manner. On April 30, 2007, the Court of Appeal granted REMEC’s Motion to Dismiss. On May 17, 2007 the Court of Appeal denied Cardinal’s Petition for Rehearing, and on May 29, 2007 denied Cardinal’s Motion to Vacate. On July 25, 2007, the California Supreme Court denied Cardinal’s Petition for Review of the decision by the Court of Appeal. Cardinal’s appeal from the cost award remains pending.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. The Company has denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants has joined the arbitration in order to assert an individual claim for lifetime medical care, which the Company has denied. Discovery is ongoing, and the arbitration hearing has been set for October 22-25, 2007.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million.

Other

The Asset Purchase Agreement (“APA”) dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave and REMEC requires that Powerwave prepare a balance sheet of the Wireless Systems business as of the Closing Date (as defined therein) for the purpose of determining the Net Asset Value at Closing (as defined therein), any resulting adjustment to the Purchase Price, and the amount either party is required to pay to the other as a result thereof. On June 20, 2006, REMEC received a proposed Closing Balance Sheet from Powerwave. Under the proposed Closing Balance Sheet, Powerwave claimed that payment was due by REMEC to Powerwave of approximately $1.9 million. REMEC believed that the Closing Balance Sheet proposed by Powerwave was not correct, and that under a correctly stated Closing Balance Sheet, Powerwave was required to pay REMEC $3.0 million. On or about

March 23, 2007, after attempts to resolve this dispute informally had failed, REMEC and Powerwave engaged an independent accounting firm (the “Firm”) to render a final determination of the Net Asset Value at Closing, and the amount either party is required to pay to the other as a result thereof. On August 24, 2007, subsequent to quarter-end, the Firm determined the Net Asset Value at Closing, and determined that Powerwave is required to pay REMEC $3.0 million in accordance with the terms of the APA. The Company received such amount on August 28, 2007.

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

6. Taxes

Estimated taxes payable are $6.2 million as of August 3, 2007. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation; claims and liabilities, including indemnification claims from Powerwave. See Note 5, under “Claims and Litigation.” If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

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

7. Subsequent Event

See Note 5, under “Claims and Litigation.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of August 3, 2007 and January 31, 2007, together with changes in net assets for the three and six months ended August 3, 2007 and August 4, 2006, respectively.

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

Overview

During fiscal year 2005, we engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest all remaining product line business units. During fiscal 2006, with shareholder approval, the Company divested all its remaining business units and adopted the Plan of Dissolution, effective September 3, 2005. On May 20, 2005, the Company completed the sale of the Defense & Space group to Chelton Microwave. On July 1, 2005, the Company completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership. On August 26, 2005, the Company completed the sale of the Outdoor Unit/Transceiver business to Wireless Holdings International, Inc. On September 2, 2005, the Company sold the Wireless Systems business to Powerwave Technologies, Inc. The Wireless Systems business was the last remaining REMEC Inc. product line business unit.

The Company is in the process of finalizing the disposition of its remaining business assets, and the Company will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. During this period, we will not continue our business as a going concern.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying condensed consolidated financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or may trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Based on our projections of operating expenses and liquidation costs as of August 3, 2007, we estimate that the remaining amount of additional future liquidating distributions will range from $0.35 to $1.90 per common share. The actual amount available for distribution, if any, could be less than $0.35 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $1.90 if we are able to resolve our liabilities for less than our reserves. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable and periodically as we pay our remaining liabilities and obligations subject to law.

Results of Operations

Changes in Net Assets in Liquidation

Three Months Ended August 3, 2007

Net assets in liquidation increased approximately $2.5 million, or $0.08 per share, to $58.1 million for the three months ended August 3, 2007.

Six Months Ended August 3, 2007

Net assets in liquidation increased approximately $3.5 million, or $0.12 per share, to $58.1 million for the six months ended August 3, 2007.

The primary reason for the increase in net assets in liquidation for the three and six months ended August 3, 2007, is a result of the award of $3.0 million to the Company in the closing balance sheet arbitration with Powerwave Technologies, Inc., as discussed in Note 5, under “Claims and Litigation.” Net assets in liquidation changes also include increases of approximately $0.6 million which was a result of the Company’s reserve reduction for income taxes, net.

Other changes in net assets included a decrease in the Company’s reserve for liability insurance related the directors and officers policy premium, amounting to approximately $0.4 million, offset by approximately $0.8 million, in the reserve increase for notes receivables.

Liquidity and Capital Resources

As of August 3, 2007, net assets in liquidation totaled $58.1 million, including $49.9 million in cash and cash equivalents and $20.1 million of restricted cash. Restricted cash consists of approximately $16.2 million for escrow funds and interest held back in escrow pending the closing of the sale of Wireless Systems business indemnity claims, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of $3.0 million for the receivable due from Powerwave as described in the preceding paragraph, $2.6 million of other receivables and other current assets consisting primarily of notes receivables. Other long term assets of approximately $0.5 million consist of long term notes receivable. Total assets are offset by approximately $17.9 million of estimated total liabilities to be incurred during liquidation, consisting of $3.8 million of estimated operating costs (“Costs to be incurred during Liquidation”), approximately $1.0 million of estimated lease settlement costs, $1.7 million of estimated litigation costs including defense and resolution, $5.3 million related to estimated purchase price adjustments and indemnification costs and $6.2 million in taxes payable.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At August 3, 2007, our cash and cash equivalents were held primarily in money market funds and other bank accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Off-Balance Sheet Arrangements

As of August 3, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of August 3, 2007 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include facility operating leases. The Company is working to terminate these remaining facility leases. As of August 3, 2007 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $1.0 million net of sublease payments totaling approximately $2.7 million.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Investments

At August 3, 2007, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $48.1 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ending August 3, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Claims and Litigation

The Company’s commitments and contingencies include the following claims and litigation. The Company is vigorously defending and prosecuting these matters, the outcome of which is not presently determinable. The ultimate result may vary significantly from amounts presently accrued. Any unfavorable result could materially affect our financial position and net assets in liquidation.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Plaintiffs have moved the Court for class certification, which motion has been opposed by REMEC. A hearing on the class certification motion is set for November 2, 2007. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). REMEC denied liability and filed cross-complaints against Tyco and Thomas & Betts. Tyco and Thomas & Betts in turn filed cross-complaints against REMEC. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On June 15, 2006, REMEC, Tyco and Thomas & Betts dismissed their cross-complaints against each other without prejudice, and reserved their rights to reassert the cross-complaints if there was a retrial after appeal. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC’ nonsuit on October 31, 2006, and as to the cost award on December 22, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s primary appeal as not having been filed in a timely manner. On April 30, 2007, the Court of Appeal granted REMEC’s Motion to Dismiss. On May 17, 2007 the Court of Appeal denied Cardinal’s Petition for Rehearing, and on May 29, 2007 denied Cardinal’s Motion to Vacate. On July 25, 2007, the California Supreme Court denied Cardinal’s Petition for Review of the decision by the Court of Appeal. Cardinal’s appeal from the cost award remains pending.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. The Company has denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants has joined the arbitration in order to assert an individual claim for lifetime medical care, which the Company has denied. Discovery is ongoing, and the arbitration hearing has been set for October 22-25, 2007.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million.

Other

The Asset Purchase Agreement (“APA”) dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave and REMEC requires that Powerwave prepare a balance sheet of the Wireless Systems business as of the Closing Date (as defined therein) for the purpose of determining the Net Asset Value at Closing (as defined therein), any resulting adjustment to the Purchase Price, and the amount either party is required to pay to the other as a result thereof. On June 20, 2006, REMEC received a proposed Closing Balance Sheet from Powerwave. Under the proposed Closing Balance Sheet, Powerwave claimed that payment was due by REMEC to Powerwave of approximately $1.9 million. REMEC believed that the Closing Balance Sheet proposed by Powerwave was not correct, and that under a correctly stated Closing Balance Sheet, Powerwave was required to pay REMEC $3.0 million. On or about March 23, 2007, after attempts to resolve this dispute informally had failed, REMEC and Powerwave engaged an independent accounting firm (the “Firm”) to render a final determination of the Net Asset Value at Closing, and the amount either party is required to pay to the other as a result thereof. On August 24, 2007, subsequent to quarter-end, the Firm determined the Net Asset Value at Closing, and determined that Powerwave is required to pay REMEC $3.0 million in accordance with the terms of the APA. The Company received such amount on August 28, 2007.

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

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any capital remaining available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters and unexpected or greater than expected expenses. We cannot assure you that we will successfully defend against the outstanding litigation matters filed against us or any new claims filed against us. In addition, regardless of the merit or eventual outcome of our existing litigation matters or any new claims which may be filed against us, these existing or potential litigation matters may result in the expenditure of a significant amount of cash on legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be less than or more than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

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

Some of our former customers may file for breach of contract and breach of express and implied warranties with regard to products sold by the Company.

Our products consisted of and incorporate numerous component parts designed and manufactured by certain former REMEC subsidiaries. We cannot assure you that these products and/or parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us. These claims may result in additional liability to the Company; to the extent such liability was not assumed by the purchasers of our former business units.

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

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At August 3, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Date: September 17, 2007