Form 10-Q
period 2007-11-02
REMEC INC
filed 2007-12-17
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 1-16541

REMEC, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3814301
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3790 VIA DE LA VALLE, SUITE 211 DEL MAR, CALIFORNIA	92014
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer    ☐                    Accelerated Filer    ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 7, 2007
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended November 2, 2007

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout this Quarter Report on Form 10-Q for the period ended November 2, 2007. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying November 2, 2007 and November 3, 2006 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2007 included in our fiscal year end January 31, 2007 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	November 2, 2007 (unaudited)	January 31, 2007
ASSETS
Cash and cash equivalents	$53,254	$50,363
Restricted cash	20,250	19,703
Receivables and other current assets	2,463	2,598
Other long term assets	415	2,576

Total assets	76,382	75,240

LIABILITIES
Estimated taxes payable	6,500	6,700
Estimated purchase price adjustments and indemnification costs	5,000	6,200
Estimated costs to be incurred during liquidation	3,602	4,101
Estimated litigation costs	1,483	2,617
Estimated lease settlement costs	813	1,065

Total liabilities	17,398	20,683

Net assets in liquidation	$58,984	$54,557

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2007	November 3, 2006	November 2, 2007	November 3, 2006
Net assets in liquidation, beginning of period	$58,096	$66,562	$54,557	$47,615
Liquidation basis adjustments:
Estimated net costs during liquidation	1,143	6,989	3,853	11,818
Estimated litigation costs	(120)	242	(201)	4,954
Adjust liabilities to estimated fair value	(209)	3,343	785	12,776
Estimated lease settlement costs	74	(183)	(10)	(210)

Net increase in net assets in liquidation	888	10,391	4,427	29,338

Net assets in liquidation, end of period	$58,984	$76,953	$58,984	$76,953

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The Company

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

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2007, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of November 2, 2007. Operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

Summary of Significant Accounting Policies

As a result of the shareholders’ approval of the Plan of Dissolution and the imminent nature of liquidation, the Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets and settlement value of liabilities are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of November 2, 2007, such costs were estimated at $3.6 million and taxes payable were estimated at $6.5 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation and taxes payable, may increase, reducing net assets available in liquidation.

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

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $1.5 million as of November 2, 2007, represent estimated future legal fees and costs to be incurred.

As of November 2, 2007, we are not aware of and we have not accrued for any other material outstanding litigation other than as described in Note 5, under “Claims and Litigation.”

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

Estimated Purchase Price Adjustments and Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated purchase price adjustments and indemnification costs primarily associated with the sale of our Wireless Systems business in fiscal 2006 and other business units. As of November 2, 2007, such costs were estimated at approximately $5.0 million. During the fiscal year ended January 31, 2006, we provided certain indemnifications under the terms of our asset purchase agreements in regards to the divestment of our business units. These indemnity provisions were secured, in part, by escrow accounts (included in restricted cash) from the sale proceeds of such transactions. Other estimated indemnity costs included provisions for the settlement of related expenses associated with the divested business units including post closing adjustments. As of August 24, 2007, all post closing adjustments related to the sale of our business units have been settled.

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to approximately $0.8 million as of November 2, 2007, represent the estimated settlement value on our two remaining facilities, net of estimated sublease rental income totaling approximately $2.5 million. See Note 7, under “Subsequent Events – Leases.”

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

In conjunction with the adoption of FIN 48, the Company did not recognize any additional amount for the potential payment of interest and penalties at February 1, 2007. During the quarterly period ended November 2, 2007, the Company recognized approximately $0.3 million in potential interest and penalties associated with uncertain tax positions. As of November 2, 2007, the Company carries approximately $1.3 million in interest and penalties payable. To the extent interest and penalties are not ultimately assessed with respect to uncertain tax positions, amounts presently accrued will be reduced.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to the end of the first quarter of fiscal 2009.

Segment Information and Concentration of Risk

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, the Company no longer has customers or related concentration of risk. The remaining entity reports in one segment and accordingly does not report segment information.

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

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2007	760	$2.59	2.0
Expired	(193)	2.72

Outstanding at November 2, 2007	567	$2.55	1.9	$108

Outstanding exercisable at November 2, 2007	567	$2.55	1.9	$108

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.68 per share as of November 2, 2007, which amount would have been received by the optionees had all options been exercised on that date.

During the nine months ended November 2, 2007, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled during the nine months ended November 2, 2007.

During the nine months ended November 2, 2007, no stock options were exercised, and therefore, no cash was received from stock option exercises.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $51.7 million at November 2, 2007 and $35.0 million at January 31, 2007, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. As of November 2, 2007, all investments are held in a money market fund of a high credit financial institution and management believes is not exposed to any significant credit risks.

4. Restricted Cash

Restricted cash was approximately $20.3 million at November 2, 2007 and $19.7 million at January 31, 2007, respectively. Restricted cash at November 2, 2007 includes $16.4 million (including interest) held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit for foreign value added tax “VAT”, workers’ compensation and leasehold security interest obligations, that are secured by cash. The terms of these letters of credit expires upon the extinguishment of the underlying obligation. At that time, the certificates of deposit will be liquidated.

5. Commitments and Contingencies

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The Company is working to sublease and/or terminate the remaining facility leases not released with the sale transactions of our business units and anticipates all remaining leases will be settled through sublease and/or early lease termination settlements within 12 months. The minimum future lease payments under non-cancelable operating lease payments as of November 2, 2007 are approximately $3.3 million, which is expected to be reduced by sublease payments totaling approximately $2.5 million. See Note 7, under “Subsequent Events.”

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

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. There was no incentive bonuses paid during the nine months ended November 2, 2007. The amounts associated with these obligations have been accrued as of November 2, 2007.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. There was no incentive bonuses paid during the nine months ended November 2, 2007. The amounts associated with these obligations have been accrued as of November 2, 2007.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Court granted Plaintiff’s motion for class certification on November 21, 2007. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

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

On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On June 15, 2006, REMEC, Tyco and Thomas & Betts dismissed their cross-complaints against each other without prejudice, and reserved their rights to reassert the cross-complaints if there was a retrial after appeal. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC’ nonsuit on October 31, 2006, and as to the cost award on December 22, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s primary appeal as not having been filed in a timely manner. On April 30, 2007, the Court of Appeal granted REMEC’s Motion to Dismiss. On May 17, 2007 the Court of Appeal denied Cardinal’s Petition for Rehearing, and on May 29, 2007 denied Cardinal’s Motion to Vacate. On July 25, 2007, the California Supreme Court denied Cardinal’s Petition for Review of the decision by the Court of Appeal. Cardinal’s appeal from the cost award remains pending. See Note 7, under “Subsequent Events.”

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. The Company has denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants has joined the arbitration in order to assert an individual claim for lifetime medical care, which the Company has denied. Due to the wildfires in San Diego County the week of October 22, 2007, the arbitration hearing that was set for October 22-25, 2007, has been postponed to April 21, 2008.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. REMEC and Powerwave have jointly requested that the case be transferred to the Complex Civil Division of the Orange County Superior Court. This request will be heard by the Court on December 12, 2007. See Note 7, under “Subsequent Events.”

Other

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

6. Taxes

Estimated taxes payable are $6.5 million as of November 2, 2007. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation; claims and liabilities, including indemnification claims from Powerwave. See Note 5, under “Claims and Litigation.” If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

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

7. Subsequent Events

(1) Claims and Litigation

Cardinal Litigation

On December 13, 2007, REMEC and Tyco Electronics Corporation entered into a Settlement Agreement and Mutual Release, pursuant to which both parties agreed to dismiss their respective cross-complaints against each other with prejudice, and to release each other from all claims related to the Cardinal Complaint. See Note 5, under “Commitments and Contingencies.”

Powerwave Indemnity Claims

On December 12, 2007, the Court designated the case as Complex and transferred the case to the Complex Division of the Orange County Superior Court for scheduling.

(2) Liquidating Distribution

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business on December 14, 2007 pursuant to our Plan of Dissolution. As a result of this distribution, and based on our projections of operating expenses and liquidation costs remaining after completion of this distribution, we estimate that the remaining amount of additional future liquidating distributions will range from $0.15 to $1.20 per common share. The cautionary statements regarding estimates of future liquidating distributions set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Forward-Looking Statements portions of this report are incorporated herein by reference.

(3) Leases

Effective December 11, 2007 we entered into a sublease agreement with ZO Skin Health, Inc. for a base lease value of approximately $0.6 million for approximately 5,500 square feet of space at our former headquarters facility at 3790 Via de la Valle, Suite 311, Del Mar, California, expiring in September 2011. With this sublease, our former headquarters facility is fully subleased. REMEC now operates out of its lease of 884 square feet at 3790 Via de la Valle, Suite 211, Del Mar, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of November 2, 2007 and January 31, 2007, together with changes in net assets for the three and nine months ended November 2, 2007 and November 3, 2006, respectively.

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

Based on our projections of operating expenses and liquidation costs as of November 2, 2007, and subsequent to our recently declared distribution (see Note 7), we estimate that the remaining amount of additional future liquidating distributions will range from $0.15 to $1.20 per common share. The actual amount available for distribution, if any, could be less than $0.15 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $1.20 if we are able to resolve our liabilities for less than our reserves. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable and periodically as we pay our remaining liabilities and obligations subject to law. See Note 7, under “Subsequent Events - Liquidating Distribution.”

Results of Operations

Changes in Net Assets in Liquidation

Three Months Ended November 2, 2007

Net assets in liquidation increased approximately $0.9 million, or $0.03 per share, to $59.0 million for the three months ended November 2, 2007.

Nine Months Ended November 2, 2007

Net assets in liquidation increased approximately $4.4 million, or $0.15 per share, to $59.0 million for the nine months ended November 2, 2007.

The primary reason for the increase in net assets in liquidation for the nine months ended November 2, 2007, is a result of the award of $3.0 million in the second quarter of fiscal 2008 to the Company in the closing balance sheet arbitration with Powerwave Technologies, Inc.

Other changes in net assets in liquidation for the nine months ended November 2, 2007, include an increase of approximately $1.0 million primarily related to interest income, offset by other liquidation costs, net. An increase of approximately $0.8 million from the reduction in reserves related to estimated purchase price adjustments in the closing balance sheet arbitration with Powerwave and other final post closing balance sheet adjustments from the sale of the Company’s business units in fiscal 2006.

The Company decreased its reserve for income taxes, net, approximately $0.2 million which increased net assets in liquidation for the nine months ended November 2, 2007. Additional increases in net assets in liquidation include the change in the liability insurance related the directors and officers’ policy premium of approximately $0.4 million.

Increases in net assets are off-set by approximately $0.8 million, in the change of the reserve for notes receivables as a result of a settlement agreement on the collection of a note. Other changes that decreased net assets in liquidation include the change in reserve for litigation costs of approximately $0.2 million.

Liquidity and Capital Resources

As of November 2, 2007, net assets in liquidation totaled $59.0 million, including $53.3 million in cash and cash equivalents and $20.3 million of restricted cash. Restricted cash consists of approximately $16.4 million for escrow funds and interest held back in escrow pending the closing of the sale of Wireless Systems business indemnity claims, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of approximately $2.4 million of receivables and other current assets consisting primarily of notes receivables. Other long term assets of approximately $0.4 million consist of long term notes receivable. Total assets are offset by approximately $17.4 million of estimated total liabilities to be incurred during liquidation, consisting of $3.6 million of estimated operating costs (“Costs to be incurred during Liquidation”), $0.8 million of estimated lease settlement costs, $1.5 million of estimated litigation costs including defense and resolution, $5.0 million related to estimated purchase price adjustments and indemnification costs and $6.5 million in taxes payable.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At November 2, 2007, our cash and cash equivalents were held primarily in money market funds and other bank accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business on December 14, 2007 pursuant to our Plan of Dissolution.

The sources for payment of these distributions are funds made available from the settlement of liabilities and the liquidation of assets.

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

Off-Balance Sheet Arrangements

As of November 2, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of November 2, 2007 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include facility operating leases. The Company is working to sublease and/or terminate these remaining facility leases. As of November 2, 2007 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.8 million net of sublease payments totaling approximately $2.5 million. See Note 7, under “Subsequent Events – Leases.”

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Investments

At November 2, 2007, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $51.7 million. The Company considers all investments with original maturities of three months or less to be cash equivalents. These securities are subject to interest rate risk and might decline in value if interest rates increase. Due to their short-term nature interest rates would not materially affect their value.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ending November 2, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Court granted Plaintiff’s motion for class certification on November 21, 2007. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Cardinal Litigation

On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (formerly known as Pyxis Corporation) (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation and the Company alleging breach of contract and breach of express and implied warranties with regard to certain products sold by the Company’s Electronic Manufacturing Services business unit to Cardinal that incorporated allegedly defective components from Tyco and Thomas & Betts (the “Cardinal Complaint”). REMEC denied liability and filed cross-complaints against Tyco and Thomas & Betts. Tyco and Thomas & Betts in turn filed cross-complaints against REMEC. Trial commenced on May 8, 2006. On June 8, 2006, the Court granted REMEC’s motion for nonsuit, made at the close of Cardinal’s case in chief, as to all causes of action. On June 15, 2006, REMEC, Tyco and Thomas & Betts dismissed their cross-complaints against each other without prejudice, and reserved their rights to reassert the cross-complaints if there was a retrial after appeal. On August 8, 2006, the Court entered judgment in the case in favor of Cardinal against Tyco and Thomas & Betts in a total amount exceeding $12.7 million, and in favor of REMEC against Cardinal on its nonsuit motion. The Court granted REMEC’s motion to recover its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC’ nonsuit on October 31, 2006, and as to the cost award on December 22, 2006. On February 6, 2007, REMEC filed a Motion to Dismiss Cardinal’s primary appeal as not having been filed in a timely manner. On April 30, 2007, the Court of Appeal granted REMEC’s Motion to Dismiss. On May 17, 2007 the Court of Appeal denied Cardinal’s Petition for Rehearing, and on May 29, 2007 denied Cardinal’s Motion to Vacate. On July 25, 2007, the California Supreme Court denied Cardinal’s Petition for Review of the decision by the Court of Appeal. Cardinal’s appeal from the cost award remains pending. See Note 7, under “Subsequent Events.”

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. The Company has denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants has joined the arbitration in order to assert an individual claim for lifetime medical care, which the Company has denied. Due to the wildfires in San Diego County the week of October 22, 2007, the arbitration hearing that was set for October 22-25, 2007, has been postponed to April 21, 2008.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. REMEC and Powerwave have jointly requested that the case be transferred to the Complex Civil Division of the Orange County Superior Court. This request will be heard by the Court on December 12, 2007. See Note 7, under “Subsequent Events.”

Other

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

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At November 2, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Items 2, 3, and 4 are not applicable and have been omitted.

Item 5.	Other Information

(1) Claims and Litigation

Cardinal Litigation

On December 13, 2007, REMEC and Tyco Electronics Corporation entered into a Settlement Agreement and Mutual Release, pursuant to which both parties agreed to dismiss their respective cross-complaints against each other with prejudice, and to release each other from all claims related to the Cardinal Complaint. See Note 5, under “Commitments and Contingencies.”

Powerwave Indemnity Claims

On December 12, 2007, the Court designated the case as Complex and transferred the case to the Complex Division of the Orange County Superior Court for scheduling.

(2) Liquidating Distribution

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business in December 14, 2007 pursuant to our Plan of Dissolution. As a result of this distribution, and based on our projections of operating expenses and liquidation costs remaining after completion of this distribution, we estimate that the remaining amount of additional future liquidating distributions will range from $0.15 to $1.20 per common share. The cautionary statements regarding estimates of future liquidating distributions set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Forward-Looking Statements portions of this report are incorporated herein by reference.

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

Date: December 14, 2007