Form 10-K
period 2008-01-31
REMEC INC
filed 2008-04-30
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008.

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

Registrant’s Telephone Number, Including Area Code: 858-259-4302

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on August 3, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $46,547,787 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of April 11, 2008 was 30,031,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

REMEC, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended January 31, 2008

i

As used in this Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation and its wholly-owned subsidiaries.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part I, Item 1A, “Risk Factors” included herein and throughout this Annual Report on Form 10-K for the year ended January 31, 2008. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

ii

PART I

Item 1.	Business.

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” “us,” “our,” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Suite 211, Del Mar, California 92014, and the telephone number for that location is (858) 259-4302. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission, or “SEC,” filings are electronically filed with, or furnished to, the SEC. All reports filed by REMEC, Inc. with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090. REMEC also provides access to its most recently filed reports and is available through the Company’s website at www.remec.com after filing such material with the SEC. The information contained in, or that can be viewed on our website is not part of this annual report on Form 10-K. Our common stock trades on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) exchange under the symbol “REMC.OB.”

Overview

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. (“REMEC” or the “Company”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution effective September 3, 2005, at our August 31, 2005 special shareholder meeting. The key features of the Plan of Dissolution include: (1) filing a certificate of dissolution for REMEC, Inc. and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or adequately providing for payment of all our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

REMEC will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides us with authority to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

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

Based on our projections of operating expenses and liquidation costs as of January 31, 2008, we estimate that the remaining amount of additional future liquidating distributions will range from $0.25 to $1.30 per common share. The actual amount available for distribution, if any, could be less than $0.25 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $1.30 if we are able to resolve our liabilities for less than our reserves. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable and periodically as we pay our remaining liabilities and obligations subject to law.

Segment Information

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

Fiscal 2008 Developments

Distributions: On December 14, 2007, we announced that our Board of Directors approved a cash liquidating distribution of $0.75 per share to shareholders of record on December 14, 2007. On December 21, 2007, a cash liquidating distribution was made to all shareholders of record as of the close of business on December 14, 2007 at a rate of $0.75 per share, totaling $22.5 million.

Sublease: Effective December 11, 2007, we entered into a sublease agreement with ZO Skin Health, Inc. for a base lease value of approximately $0.6 million for approximately 5,500 square feet of space at our former headquarters facility at 3790 Via de la Valle, Suite 311, Del Mar, California, expiring in September 2011. With this sublease, we have fully sublet the available space in our former headquarters facility.

Powerwave Closing Balance Sheet Arbitration: During the first quarter of fiscal 2008, after attempts to resolve this dispute informally had failed, REMEC and Powerwave engaged an independent accounting firm (the “Firm”) to render a final determination of the Net Asset Value at Closing, and the amount either party was required to pay to the other as a result thereof. On August 24, 2007, subsequent to REMEC’s third quarter-end, the Firm determined the Net Asset Value at Closing, and determined that Powerwave was required to pay REMEC $3.0 million. We received this amount on August 28, 2007. See Item 3, “Legal Proceedings” for current claims and litigation.

Cardinal Litigation: On November 16, 2004, a civil complaint was filed in San Diego Superior Court by Cardinal Health 301, Inc. (“Cardinal”) against Tyco Electronics Corporation (“Tyco”), Thomas & Betts Corporation (“T&B”) and the Company alleging breach of contract and breach of express and implied warranties. REMEC denied liability and filed cross-complaints against Tyco and T&B. Tyco and T&B in turn filed cross-complaints against REMEC. On August 8, 2006, the Court entered judgment in favor of REMEC against Cardinal, and awarded REMEC its costs of suit of approximately $80,000.00. Cardinal filed a Notice of Appeal as to REMEC’s judgment on October 31, 2006, and as to the cost award on December 22, 2006. On April 30, 2007, the Court of Appeal dismissed Cardinal’s appeal as to REMEC’s judgment, which dismissal was upheld by the California Supreme Court on July 25, 2007. Cardinal’s appeal from REMEC’s cost award remains pending. On December 13, 2007, REMEC and Tyco entered into a Settlement Agreement and Mutual Release, pursuant to which both parties agreed to dismiss their respective cross-complaints against each other with prejudice, and to release each other from all claims in the Cardinal Litigation. After this settlement, the Company has no liability to Cardinal or Tyco. Any remaining potential liability in this litigation to T&B is considered immaterial at this time. See Item 3, “Legal Proceedings” for current claims and litigation.

Employees

As of January 31, 2008, we had two full-time employees, who were our Executive Officers. We consider our relationships with our existing employees to be good.

Executive Officers

See Part III, Item 10.

Contract Personnel

From time to time, we utilize contract personnel to assist us in implementing our Plan of Dissolution.

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

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters and unexpected or greater than expected expenses. We cannot assure you that we will successfully defend against the outstanding litigation matters filed against us or any new claims filed against us. In addition, regardless of the merit or eventual outcome of our existing litigation matters or any new claims which may be filed against us, these existing or potential litigation matters may result in the expenditure of a significant amount of cash on legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be less than or more than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market (Nasdaq) under the symbol “REMC.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “Bulletin Board” under the symbol “REMC.OB.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions, if any, as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation in a favorable manner.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations. The Company’s commitments and contingencies include claims and litigation arising out of our previous ordinary course of business and the sale of our business units and assets. As part of the wind up process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation in a favorable manner could delay or even prevent us from completing the Plan of Dissolution. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and to resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders. The Company is vigorously defending against these matters, the outcome of which is not presently determinable. The ultimate settlement, if any, may vary significantly from amounts presently accrued. Any unfavorable settlement could materially affect our financial position and net assets in liquidation. The amounts of settlements or damage payments, if we do not successfully defend cases that are not settled, could reduce future distributions to the lower end, or below the lower end, of our current estimated distribution range.

Some of our former customers may file for breach of contract and breach of express and implied warranties with regard to products sold by the Company.

Our products consisted of and incorporate numerous component parts designed and manufactured by certain former REMEC subsidiaries. We cannot assure you that these products and/or parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us. These claims may result in additional liability to the Company, to the extent such liability was not assumed by the purchasers of our former business units.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Claims, liabilities and expenses from operations, such as operating costs, directors and officers liability insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind up our operations and implement our Plan of Dissolution. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved. These expenses and claims will reduce the amount of assets available for future distribution out of the liquidation to shareholders. In addition, we cannot assure you that third parties will not assert additional claims or causes of action against us. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute the amounts indicated in our current estimated distribution range, or any cash at all to our shareholders.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2008, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 3790 Via de la Valle, Suite 211, Del Mar, California 92014. We occupy approximately 884 square feet, under a lease that expires in September 2011. Effective December 11, 2007 we entered into a sublease agreement with ZO Skin Health, Inc. for approximately 5,500 square feet of space at our former headquarters facility at 3790 Via de la Valle, Suite 311, Del Mar, California, expiring in September 2011. With this sublease, our former headquarters facility is fully subleased.

Our only remaining lease, other than as described above is the facility at 13950 Stowe Drive, Poway, California, which is fully subleased through the remainder of the lease term.

The minimum future lease payments under non-cancelable operating lease payments as of January 31, 2008 are approximately $3.1 million, which is expected to be reduced by sublease payments totaling approximately $2.9 million.

Item 3.	Legal Proceedings.

The Company’s commitments and contingencies include the following claims and litigation. The Company is vigorously defending and prosecuting these matters, the outcome of which is not presently determinable. The ultimate result may vary significantly from the amounts we have presently accrued. Any unfavorable result could materially affect our financial position and net assets in liquidation.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Court granted Plaintiff’s motion for class certification on November 21, 2007. Trial has been set for March 2009. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. The Company has denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants has joined the arbitration in order to assert an individual claim for lifetime medical care, which the Company has denied. Due to the wildfires in San Diego County the week of October 22, 2007, the arbitration hearing that was set for October 22-25, 2007, was postponed to April 21, 2008.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of the $5.0 million accrued at January 31, 2008. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. Discovery has commenced and is ongoing.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

On April 11, 2008, the number of shareholders of record of REMEC common stock was 494 and the closing sale price of REMEC common stock was $0.98 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on Nasdaq and the NASD OTCBB for the quarterly periods indicated.

	High	Low
Fiscal 2007
First Quarter	$1.36	$1.29
Second Quarter	1.38	1.08
Third Quarter	1.89	1.08
Fourth Quarter	1.90	1.09

Fiscal 2008
First Quarter	$1.55	$1.46
Second Quarter	1.57	1.47
Third Quarter	1.74	1.45
Fourth Quarter	1.74	0.97

Fiscal 2009
First Quarter (through April 11, 2008)	$1.01	$0.95

Dividends

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

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of the cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business unit to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share totaling $39.2 million.

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business on December 14, 2007 pursuant to our Plan of Dissolution. On December 21, 2007, a cash liquidating distribution was made to all shareholders of record as of December 14, 2007 at a rate of $0.75 per share, totaling $22.5 million.

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

Recent Sales of Unregistered Securities

Since February 1, 2007, we have not issued any securities that have not been registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during fiscal year 2008.

Item 6.	Selected Financial Data.

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

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC, Inc. pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution at our August 31, 2005 special shareholder meeting, effective on September 3, 2005. The Company completed the sale of its Wireless Systems business unit on September 2, 2005, which was the last operating business unit of the Company. Effective September 3, 2005, REMEC adopted the liquidation basis of accounting. In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future.

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

	Liquidation Basis
	Fiscal Years Ended January 31,
	2008	2007	2006
Statements of Net Assets:
Total assets	$55,935	$75,240	$115,977
Total liabilities	(17,440)	(20,683)	(68,362)

Net assets in liquidation	38,495	54,557	47,615

Number of common shares outstanding	30,031	30,031	29,062
Net asset value per share	$1.28	$1.82	$1.64

	Liquidation Basis
	Fiscal Years Ended January 31,			For the period September 3, 2005 through January 31, 2006
	2008		2007
Statements of Changes in Net Assets:
Net assets in liquidation, beginning of period	$54,557		$47,615	$212,778

Liquidation basis adjustments	6,461		29,461	(19,499)
Distributions to shareholders	(22,523)		(22,519)	(145,664)

Net increase (decrease) in net assets in liquidation	(16,062)		6,942	(165,163)
Net assets in liquidation, end of period	$38,495		$54,557	$47,615

	Going Concern Basis
	For the period February 1, 2005 through September 2, 2005		Fiscal Years Ended January 31,
			2005	2004
Statements of Operations Data:
Income (loss) from discontinued operations including gain/(loss) on disposal, net of tax (Note 3)	$221,391	(**)	$(90,781)	$(49,408)

Net income (loss)	$221,391		$(90,781)	$(49,408)

Per Share Data:
Net income (loss) from discontinued operations – Basic	$7.88		$(3.28)	$(1.87)
Net income (loss) from discontinued operations – Diluted	$7.44		$(3.28)	$(1.87)

Shares used in per share calculations: (*)
Basic	28,084		27,683	26,373
Diluted	29,775		27,683	26,373

(*)	Reflects the effect of a share reclassification in which each existing share of common stock was converted into 0.446 of a share of common stock on May 20, 2005. See Item 5. “Dividends”
(**)	See Item 8, Note 3. “Discontinued Operations”

	Going Concern Basis
	Fiscal Years Ended January 31,
	2005	2004
Balance Sheet Data:
Cash, cash equivalents and short term-investments	$36,770	$54,924
Working capital	76,855	110,215
Total assets	274,923	363,207
Long-term debt	—	1,160
Total shareholders’ equity	164,505	253,274

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

During fiscal year 2005, we engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest all remaining product line business units. During fiscal 2006, with shareholder approval, the Company divested all its remaining business units and adopted the Plan of Dissolution, effective September 3, 2005. On May 20, 2005, the Company completed the sale of the Defense & Space group to Chelton Microwave. On July 1, 2005, the Company completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership. On August 26, 2005, the Company completed the sale of the Outdoor Unit/Transceiver business to Wireless Holdings International, Inc. On September 2, 2005, the Company sold the Wireless Systems business unit to Powerwave Technologies, Inc. The Wireless Systems business was the last remaining REMEC product line business unit.

The Company is in the process of finalizing the disposition of its remaining business assets, and the Company will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. During this period, we will not continue our business as a going concern.

Our Plan of Dissolution provides us with authority to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust.

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

Net Assets in Liquidation

Net assets in liquidation decreased $16.1 million, or $0.54 per share, to $38.5 million for the fiscal year ended January 31, 2008 from $54.6 million for the year ended January 31, 2007. (In thousands, except per share data):

	Fiscal Years Ended January 31,
	2008	2007
Net assets in liquidation	$38,495	$54,557
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$1.28	$1.82

The following paragraph summarizes certain material actions and events which have occurred regarding the Company’s liquidation process during the year ended January 31, 2008.

The primary reason for the decrease in net assets in liquidation for the twelve months ending January 31, 2008, was the result of the liquidating cash distribution paid to our shareholders on December 21, 2007 of approximately $22.5 million, or $0.75 per share (see Item 5, “Dividends”) and the change in reserve for litigation and related settlement costs of approximately $1.3 million.

The Company increased its reserve for income taxes, net, approximately $1.7 million which decreased net assets in liquidation for the twelve months ending January 31, 2008. The change in the income tax reserve relates primarily to the increase in potential interest and penalties associated with uncertain tax positions (see Note 2, “Income Taxes”) and deferred interest income on our restricted cash held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc., (“Powerwave”) to satisfy potential indemnifications obligations (see Item 3, “Legal Proceedings.”) Other changes in net assets in liquidation for the twelve months include $0.7 million, in the change of the reserve for notes receivables as a result of a settlement agreement on the collection of a note.

Decreases in net assets for the twelve months ending January 31, 2008 are off-set by a tax refund related to our 2006 Federal income tax return in the amount of $3.6 million and the award of $3.0 million in the second quarter of fiscal 2008 to the Company in the closing balance sheet arbitration with Powerwave, and approximately $1.5 million from the reduction in reserves related to estimated purchase price adjustments in the closing balance sheet arbitration with Powerwave and other final post closing balance sheet adjustments from the sale of the Company’s business units in fiscal 2006.

Other increases in net assets include approximately $1.0 million related to interest income and approximately $0.7 million from the reduction in reserves related to estimated lease settlement costs associated with the sublease of our principal offices in Del Mar, California in fourth quarter of fiscal 2008.

Additional increases in net assets in liquidation include the change in the liability insurance related to the directors and officers’ trailing policy premium of approximately $0.7 million which are off-set by other liquidation costs, net of approximately $0.4 million.

Results of Operations

In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future.

Prior to the adoption of our Plan of Dissolution, operating results were primarily comprised of income derived from our business units. Because of the adoption of our Plan of Dissolution and the sale of our business units, all operating activity from February 1, 2005 through September 2, 2005 have been reclassified to discontinued operations. A comparison of the results of operations for the period fiscal 2006 to fiscal 2005 would not be meaningful.

Liquidity and Capital Resources

As of January 31, 2008, net assets in liquidation totaled $38.5 million, including $34.5 million in cash and cash equivalents and $20.4 million of restricted cash. Restricted cash consists of approximately $16.5 million for escrow funds and interest held back in escrow pending the resolution of indemnity claims arising from the sale of the Wireless Systems business unit, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of approximately $0.9 million of receivables and other assets. Receivables include long term notes receivables of approximately $0.3 million. Total assets are offset by approximately $17.4 million of estimated total liabilities to be incurred during liquidation, consisting of $3.2 million of estimated operating costs, approximately $0.2 million of estimated lease settlement costs, $1.8 million of estimated litigation costs including defense and resolution, $5.0 million related to estimated potential purchase price adjustments and indemnification costs and $7.2 million in taxes payable.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At January 31, 2008, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

Distributions

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of the cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business unit to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share totaling $39.2 million.

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling $22.5 million.

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business on December 14, 2007 pursuant to our Plan of Dissolution. On December 21, 2007, a cash liquidating distribution was made to all shareholders of record as of December 14, 2007 at a rate of $0.75 per share, totaling $22.5 million.

The sources for payment of these distributions were funds made available from the settlement of liabilities and the liquidation of assets.

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

Off-Balance Sheet Arrangements

As of January 31, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of January 31, 2008 are reported in the consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. The remaining obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive offices, are fully subleased. As of January 31, 2008 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.2 million net of sublease payments totaling approximately $2.9 million.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million in restricted cash, which has no related exposure to interest rate movement.

Investments

At January 31, 2008, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $29.2 million all of which are stated at fair value. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of $29.2 million of our cash and cash equivalents at January 31, 2008, as these consisted of securities with maturities of less than three months.

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

Impact of Inflation

We do not believe our operations will be materially impacted by moderate changes in the inflation rate.

Item 8.	Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements on page 32.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, in this Annual Report on Form 10-K for the year ending January 31, 2008 we report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accountants will not be required to attest to and report on management’s assessment until the Company’s fiscal year ending January 31, 2009.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended January 31, 2008, the Company’s President and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on “Internal Control — Integrated Framework”. Based upon this assessment, management believes that, as of January 31, 2008, our internal control over financial reporting is effective in accordance with those criteria.

The Company’s significant personnel reductions resulting from the sale of our business units during fiscal 2006 and 2005 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

Management’s assessment or the effectiveness of our internal controls over financial reporting was not audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm. Management’s report was not subject to attestation pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the quarter ending January 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the executive officers and directors of REMEC as of January 31, 2008:

Name	Age	Position
Richard A. Sackett	54	President, General Counsel, Secretary and Director
David F. Wilkinson	46	Chief Financial Officer
Thomas A. Corcoran(2)	63	Director
Mark D. Dankberg(1)	52	Director
William H. Gibbs(1)(2)	63	Director
Andre R. Horn(1)	79	Chairman of the Board
Jeffrey M. Nash(2)	60	Director

(1)	Member of the Audit Committee
(2)	Member of the Operations Committee

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

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001, he served as President of Corcoran Enterprises, LLC, a management consulting firm. Mr. Corcoran is also a Senior Advisor to the Carlyle Group, a Washington DC based private equity group and was President and CEO from January 2001 to April 2004 of Gemini Air Cargo, a Carlyle Group company. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was the President and Chief Operating Officer of the Space and Strategic Missiles and Electronics sectors of Lockheed Martin. From 1967 to 1993 he held various management positions including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc., La Barge, Inc., Serco, Plc and Aer Lingus, Plc. Mr. Corcoran is also a director of ARINC, Inc., a Carlyle Group company. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology and a director of the American Ireland Fund.

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

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. Since September 2003, Dr. Nash has served as Chairman and President of Inclined Plane, Inc., a media development company. From June 1994 until September 2003, he was President of Digital Perceptions, Inc. Dr. Nash is a director of the publicly traded company ViaSat, Inc., a manufacturer of satellite communication equipment of which is not an affiliate of REMEC. Dr. Nash holds B.S. and M.S. degrees in Engineering from UCLA, and a Ph.D. in Large Scale Systems Engineering/Operations Research, also from UCLA.

Family Relationships

There are no family relationships between any directors, executive officers or between any director and executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires REMEC’s directors, executive officers and persons who own more than 10% of a registered class of REMEC’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% shareholders are also required by SEC rules to furnish REMEC with copies of all Section 16(a) forms that they file. To REMEC’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, REMEC’s directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended January 31, 2008.

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

Board Meetings and Committees

The Board held a total of 6 meetings during the fiscal year ended January 31, 2008. During this period, each director attended at least 94% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he was a director) and (ii) the total number of meetings held by all committees of the Board on which he served (held during the periods that he served). The company did not hold an Annual Meeting of Shareholders during fiscal year ended 2008 or fiscal year 2007.

REMEC has two standing committees: the Audit Committee and the Operations Committee. The current members of the committees are identified on the following table.

	Audit Committee	Operations Committee
Andre R. Horn	Member
Thomas A. Corcoran		Member
Mark D. Dankberg	Member
William H. Gibbs	Chairman	Member
Jeffrey M. Nash, Ph.D.		Chairman

The Audit Committee has a written charter approved by the Board. A copy of the charter can be found under the “Investors” section of our website at www.remec.com. The principal functions of the Audit Committee are to select REMEC’s independent auditors and approve their compensation, oversee and evaluate the performance of the independent auditors, oversee REMEC’s accounting and financial reporting policies and internal control systems and review REMEC’s interim and annual financial statements. The Audit Committee held 4 meetings during the fiscal year ended January 31, 2008. The Board has determined that all members of the Audit Committee are independent directors under the current rules promulgated by the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. The Board has also determined that Mr. Horn qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The Operations Committee has the combined responsibilities of the former Compensation and Human Resources Committee and the former Nominating and Corporate Governance Committee, and adopted the existing Board approved charters of those committees. A copy of the charters can be found under the “Investors” section of our website at www.remec.com. The Operations Committee held 3 meetings during the fiscal year ended January 31, 2008. The Board has determined that all members of the Operations Committee are independent directors under the current rules promulgated by Nasdaq.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Company’s Operations Committee is empowered to review and recommend to the full Board of Directors for approval, the compensation for the two executive officers of the Company: our President, General Counsel and Secretary, and our Chief Financial Officer.

Objectives of Compensation

The compensation strategy of the Board of Directors and the Operations Committee is designed to retain a limited number of employees, motivate them to achieve our Plan of Dissolution in an efficient and effective manner and to reward them for superior performance, which is measured by the distributions we make to our shareholders. We believe that retaining high caliber employees, with a deep knowledge of our corporate history and contractual arrangements and obligations, and providing them with appropriate performance incentives are critical to helping us achieve the goals of our Plan of Dissolution and provide the best returns to our shareholders.

The Operations Committee, after reviewing all relevant and appropriate information related to our business objectives and organizational performance goals, exercises independent responsibility to determine the most effective total compensation program for REMEC’s executive officers. The Operations Committee does not delegate any of its functions to others in recommending compensation to the Board of Directors.

The Operations Committee is authorized to retain a third party advisor as it may deem appropriate in its sole discretion. During the first quarter of fiscal 2009, the Operations Committee retained Compensia, Inc., an independent compensation consulting firm, to review and evaluate the incentive pay arrangements for the Company’s executive officers. The evaluation was intended to determine whether the incentive pay arrangements were competitive with the incentive pay arrangements of other companies in similar situations, and whether the arrangements meet the goal of adequately retaining and incentivizing the executive officers to maximize shareholder return. Compensia evaluated the total potential payout range to each officer in the context of the Company’s and the officer’s particular situation. In order to set the context for this evaluation, Compensia reviewed compensation data from a total of 94 high technology companies in merger, acquisition, bankruptcy, turnaround and liquidation situations within the last six years, and considered the effect of the liquidation period (over two years as of FYE January 31, 2008) and the size of the liquidation relative to the size of the executive team (2 officers). Compensia also factored into its review the amount of shareholder distributions to date in the context of what was originally forecasted by the Company, and the current forecast of future distributions. Compensia concluded, as the result of this evaluation, that the incentive pay levels in the Company’s existing arrangements with its executive officers were within the range of such awards provided by the referenced companies, and that an award at the highest potential amount may be appropriate due to the return of distributions the Company’s shareholders would have received in order for the executives to be eligible for such payment as well as the time spent by the executives and the relatively small officer team.

Components of Compensation

The compensation of the two executive officers of REMEC consists of an annual salary, together with cash retention and incentive compensation. There are no health and welfare benefits, retirement benefits, or equity compensation.

Base Salary

It is the goal of our Board of Directors and the Operations Committee to establish base salaries for our executive officers as necessary to retain the services of competent professionals able to conduct Company operations during the liquidation and dissolution of REMEC, Inc. Base salaries for fiscal 2008 were determined by applying a cost-of living increase of 4.5% to each officer’s existing base salary, effective January 1, 2007. Base salaries have not been adjusted since that date.

Non-Equity (Cash) Retention Bonus

The provisions of the Retention Agreement for each officer provide a baseline retention bonus to insure that our executives remain employed with the Company and oversee the liquidation and dissolution process of the Company until completed or until all or substantially all of the Company’s assets are transferred to a liquidation trust. (See Retention Agreements)

Non-Equity (Cash) Incentive Bonus

The Incentive Payment provisions of the A&R Retention Agreement for each officer are designed to reward our executives for achieving the highest shareholder cash distributions through the liquidation process. The amount of each Incentive Payment is tied to the amounts distributed to the shareholders, through the application of an Incentive Pay Guideline that provides for payment to the officers upon the making of liquidating distributions to the Company’s shareholders and/or the transfer of all or substantially all of the Company’s assets to a liquidation trustee. The amount of the Incentive Payment measured by the return to the Company’s shareholders is generally set forth in the Incentive Payment Guideline (part of the A&R Retention Agreement); however, the actual amount to be paid is in the sole discretion of the Company’s Board of Directors. The Directors believe that management should be rewarded for their performance as a team in the attainment of these goals; accordingly, the Incentive Pay Guideline provides the same Incentive Payment to each officer. (See Retention Agreements)

Bonuses Awarded and Accrued

The Board of Directors authorized payment of Incentive Payment bonuses of $375,000 and $150,000 to Mr. Sackett and Mr. Wilkinson in fiscal year 2008 and fiscal year 2007, respectively, based on the return the Company’s shareholders had received through distributions and based on their performance in executing the Company’s Plan of Dissolution and in preserving and returning value to the Company’s shareholders. In authorizing these payments, the Board exercised its discretion in recognition that distributions to shareholders through fiscal year 2008 have reached the top end of the range of shareholder distributions originally forecast, and in contemplation of potential additional distributions. These Incentive Payments are non-refundable in the event that the financial goals in the Incentive Payment Guideline are not achieved, and will not affect in any manner the Retention Payment. As of January 31, 2008 our accrual for Estimated Costs to be incurred in Liquidation includes total potential future Incentive Payments of $0.9 million for both officers in accordance with the Incentive Payment Guideline, based on the Company’s current Net Assets in Liquidation. Actual future Incentive Payments, if any, are subject to additional shareholder distributions, and will be made in the sole discretion of the Board of Directors.

Stock Option and Equity Incentive Programs

No stock options have been granted to the Company’s employees, officers, or directors since the adoption of the Company’s Plan of Dissolution on August 31, 2005.

Retention Agreements

Beginning in September 2004, the Company entered into certain standard Performance and Retention Agreements (herein generally as “Retention Agreements”) with certain of its employees, including our two executive officers. These Retention Agreements were intended to provide for the retention of key REMEC employees who were necessary to complete the sale of the Company’s operating business units. The Retention Agreements were amended from time-to-time thereafter in order to take into account the changing circumstances of the Company’s affairs.

The Retention Agreements entered into in September 2004 (the “Original Retention Agreements”) provided that the employee would receive a retention payment in exchange for the employee’s performance through a period ending one year after the date of the Original Retention Agreement, or the occurrence of one of the following events: the sale, transfer or liquidation of substantially all of the assets of either or both REMEC Defense & Space, Inc. and the REMEC Wireless Systems business unit of the Company, or (ii) any merger or consolidation to which the Company is a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company; together with the execution of a General Release in favor of the Company. The retention payment was in addition to any other compensation or severance the employee was eligible to receive from the Company, and was deemed not earned and would not be paid if the employee voluntarily terminated employment, or if employment was terminated by the Company for cause.

On or about September and October 2005, the Retention Agreements for our two executive officers and certain other key employees and executives who were necessary to complete the liquidation process under the Plan of Dissolution were amended and restated to provide an additional retention payment if the employee or executive remained employed through a stated extended period of time or for an indefinite period until the Company determined that their services were no longer necessary. As of January 31, 2008 two such agreements (“A&R Retention Agreements”) remain in effect, which are held by the Company’s executive officers.

RICHARD A. SACKETT

Mr. Sackett entered into an Original Retention Agreement on September 24, 2004 pursuant to which he received a retention payment of $72,500 in 2005. On April 7, 2005, the Company amended Mr. Sackett’s Original Retention Agreement to provide that if Mr. Sackett remained employed with the Company through the period beginning on April 7, 2005 and ending sixty (60) days after (i) the then pending sale of assets of the REMEC Wireless Systems business unit of the Company to Powerwave Technologies, Inc., or (ii) any merger or consolidation to which the Company was a party, or (iii) any sale, redemption or repurchase of capital stock representing a majority of the voting power of the outstanding shares of capital stock of Company, then Mr. Sackett would earn a supplemental retention payment of $36,250. On September 6, 2005 and October 31, 2005, the Company amended and restated the Original Retention Agreement in its entirety and provided that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, that he would receive a retention bonus of approximately $150,000 (the “Retention Payment”).

On February 3, 2006, in connection with Mr. Sackett’s appointment as President of the Company, his A&R Retention Agreement was again amended and restated to provide that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive the Incentive Payment in addition to the Retention Payment. Upon execution of the February 3, 2006 A&R Retention Agreement, Mr. Sackett received the retention payment of $36,250 promised by the April 7, 2005 amended Retention Agreement.

Mr. Sackett received Incentive Payments of $375,000 and $150,000 in fiscal 2008 and fiscal 2007, respectively.

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

On February 3, 2006, Mr. Wilkinson’s Retention Agreement was again amended and restated to provide that if Mr. Wilkinson remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive the Incentive Payment in addition to the Retention Payment.

Mr. Wilkinson received Incentive Payments of $375,000 and $150,000 in fiscal 2008 and fiscal 2007.

Compensation for the President. Mr. Sackett has served as President since January 20, 2006. Prior to his appointment as President he served as Vice President, Assistant General Counsel from April 2004 and Vice President General Counsel and Secretary since October 1, 2005. During the fiscal year ended January 31, 2008, Mr. Sackett was paid a base salary of $230,662 and received an Incentive Payment of $375,000 (see Retention Agreements). Mr. Sackett is not paid for his membership on the Board of Directors and was not granted any performance-based stock options during fiscal 2008.

Compensation for the Chief Financial Officer. Mr. Wilkinson has served as the Company’s Chief Financial Officer since October of 2005. Prior to October 2005, Mr. Wilkinson was the Director of Tax for the Company from July 1998 to September 2005. During fiscal year ended January 31, 2008, Mr. Wilkinson was paid a base salary of $214,935 and received an Incentive Payment of $375,000 (see Retention Agreements). Mr. Wilkinson was not granted any performance-based stock options during fiscal 2008.

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

Policy Regarding Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the other four most highly compensated officers to the extent that the compensation exceeds $1 million in any one year. “Performance-based” compensation is excluded from this $1 million limitation. REMEC’s policy is to attempt to qualify its compensation (if any) for tax deductions whenever possible and consistent with the long-term goals of REMEC. In fiscal 2008, none of the REMEC executive officers or other employees of the Company exceeded the $1 million limitation for fiscal year 2008 for non-performance based compensation.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for fiscal year 2008 and 2007 in reference to the total members of the Executive Team, which includes required disclosure related to our Principal Executive Officer, the President.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (2)		Change in Pension Value and Non-qualified Deferred Compensation Earnings	Total
Richard A. Sackett President, General Counsel and Secretary	2008	$230,662	—	—	—	$375,000		—	$605,662
	2007	220,000	—	—	—	186,250	(3)	—	406,250

David F. Wilkinson Chief Financial Officer	2008	214,935	—	—	—	375,000		—	589,935
	2007	205,000	—	—	—	150,000		—	355,000

(1)	All cash compensation received by each executive officer is found in either the Salary or Bonus Column of this Table.
(2)	Mr. Sackett and Mr. Wilkinson were paid $375,000 and $150,000 each as an incentive bonus payment in fiscal 2008 and 2007, respectively, for their performance related to the Company meeting its financial goals as set forth in the Incentive Payment provision under the Employee Retention Agreement for each officer.
(3)	Mr. Sackett was paid a retention bonus payment of $36,250 in fiscal 2007 in accordance with his Employee Retention Agreement. Also, see note (2) above.

Grants of Plan-Based Awards Table

There were no options granted during or for the fiscal year ended January 31, 2008.

Outstanding Equity Awards Value at Fiscal Year-End Table

There were no unexercised options previously awarded to the executive officers named above at the fiscal year end, January 31, 2008.

Option Exercises and Stock Vested Table

There were no options exercised by the executive officers named above during the fiscal year ended January 31, 2008.

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

Director Compensation Table

Our Operations Committee is responsible for evaluating and recommending to the full board the compensation to be paid to the non-employee members of our board for their board service. No compensation is paid to any director who is also an employee of our company, including our President and General Counsel.

Board Fees: For the fiscal year ended January 31, 2008, each of our non-employee Board of Directors with the exception of the Chairman received $8,400 retainer for the period from February 1, 2007 through January 2008. The Chairman Mr. Horn received $46,000 retainer for the period from February 1, 2007 through January 2008; $2,200 for each meeting attended in person during the period from February 2007 to August 2007 and $2,300 for the period from September 2007 to January 2008; $1,100 for each telephonic attendance at regular meetings during the period from February 2007 to August 2007 and $1,150 during the period from September 2007 to January 2008; and $660 for unscheduled telephonically held meetings during the period from February 2007 to August 2007 and $690 during the period from September 2007 to January 2008.

Committee Fees: Each of our non-employee Audit Committee Directors with the exception of the Chairman received the following: $12,600 retainer for the period from February 1, 2007 through January 2008 and the Chairman Mr. Gibbs received $16,800 retainer for the period from February 1, 2007 through January 2008. Directors received $660 for each meeting attended in person during the period from February 2007 to August 2007 and $690 for the period from September 2007 to January 2008; $330 for telephonically held meetings during the period from February 2007 to August 2007 and $345 for the period from September 2007 to January 2008. The Chairman of the Audit Committee, Mr. Gibbs received $1,980 for each meeting attended in person during the period from February 2007 to August 2007 and $2,070 for the period from September 2007 to January 2008; $990 for telephonically held meetings during the period from February 2007 to August 2007 and $2,070 for the period from September 2007 to January 2008.

Each of our non-employee Operations Committee Directors with the exception of the Chairman received the following: $700 for each meeting attended in person during the period from February 2007 to August 2007 and $740 for the period from September 2007 to January 2008; $350 for telephonically held meetings during the period from February 2007 to August 2007 and $370 for the period from September 2007 to January 2008. The Chairman of the Operations Committee Dr. Nash received $1,000 for each meeting attended in person during the period from February 2007 to August 2007 and $1,050 for the period from September 2007 to January 2008; $500 for telephonically held meetings during the period from February 2007 to August 2007 and $525 for the period from September 2007 to January 2008. The Operations Committee Directors’ did not receive annual retainers for their participation on the committee.

Equity Awards: In the 2008 fiscal year, no Directors received any options to purchase shares of REMEC common stock. Non-employee directors are also reimbursed for their reasonable travel expenses in attending Board and committee meetings.

The following table provides compensation information for the one year period ended January 31, 2008 for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and on qualified Deferred Compensation Earnings	All Other Compensation	Total
Andre R. Horn	$67,375	—	—	—	—	—	$67,375
William H. Gibbs	36,160	—	—	—	—	—	36,160
Mark D. Dankberg	30,860	—	—	—	—	—	30,860
Jeffery M. Nash, Ph. D.	18,960	—	—	—	—	—	18,960
Thomas A. Corcoran	18,350	—	—	—	—	—	18,350
Richard A. Sackett(2)	—	—	—	—	—	—	—

(1)	Mr. Sackett, our President, Secretary and General Counsel, was not paid a fee for his participation on the Board of Directors.
(2)	See Summary Compensation Table for disclosure related to Richard A. Sackett who is also an Executive Officer of the Company.

See “Director and Officer Indemnification Agreements” above for information regarding the Indemnification Agreements we have entered into with each of our directors.

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

OPERATIONS COMMITTEE,

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

We have reviewed and discussed the Compensation Discussion and Analysis in Item 11 required by Item 402(b) of Regulation S-K with management to be included in the Company’s annual report on Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Operations Committee Members:

Jeffrey M. Nash, Ph.D., Chairman

William H. Gibbs

Thomas A. Corcoran

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following sets forth certain information regarding beneficial ownership of REMEC common stock as of March 31, 2008 (i) by each person who is known by REMEC to own beneficially more than 5% of the REMEC common stock, (ii) by each of REMEC’s directors, (iii) by the Named Executive Officers and (iv) by all directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1)(2)
Kellogg Capital Group, LLC (3)	3,200,118	10.66%
S. Muoio & Co. LLC (4)	3,138,602	10.45%
Morgan Stanley (5)	2,407,223	8.02%
Option Opportunities Company (6)	2,001,557	6.67%
SACC Partners LP and Affiliates (7)	1,895,998	6.31%
Ancora Capita, Inc. and Affiliates (8)	1,711,789	5.70%
Richard A. Sackett	22,283	*
David F. Wilkinson	18,375	*
Thomas A. Corcoran	90,988	*
Mark D. Dankberg	354,075	1.18%
William H. Gibbs	191,667	*
Andre R. Horn	277,551	*
Jeffrey M. Nash	162,328	*
All directors and executive officers as a group	1,117,267	3.72%
(7 persons)

*	Less than 1% of the outstanding shares of Common Stock.
(1)	The information in this table is based on statements in filings with the Securities and Exchange Commission, or the SEC or other reliable information. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders identified in this table has sole voting and investment power with respect to the shares owned. Percentage of ownership is based on 30,030,830 shares of Common Stock outstanding as of March 31, 2008. Unless otherwise indicated, the address of each beneficial owner is care of REMEC, Inc., 3790 Via de la Valle, Suite 211, Del Mar, California 92014.
(2)	Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 31, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
(3)	Reflects beneficial ownership as reported on Schedule 13G dated May 5, 2006 with the SEC by Kellogg Capital Group, LLC (“Kellogg”). Kellogg is the beneficial owner of 3,200,118 shares of REMEC common stock, and has sole voting and dispositive power of 3,200,118 shares of REMEC common stock. The address of Kellogg is 55 Broadway, 4th Floor, New York, New York 10006.
(4)	Reflects beneficial ownership as reported on Schedule 13G dated January 7, 2008 with the SEC by S. Muoio & Co. LLC (“Muoio”). Represents shares beneficially owned by (i) Muoio and (ii) Salvatore Muoio (“S Muoio”). Muoio is the beneficial owner of 3,138,602 shares of REMEC common stock, and has shared voting and dispositive power over 3,138,602 shares of REMEC common stock. S Muoio is the beneficial owner of 2,525,119 shares of REMEC common stock, and has shared voting and dispositive power over 3,138,602 of REMEC common stock. The address of Muoio and S Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022.
(5)	Reflects beneficial ownership as reported on Schedule 13G dated December 31. 2007 with the SEC by Morgan Stanley (“Morgan”). Represents shares beneficially owned by (i) Morgan, (ii) FrontPoint Partners LLC (“FrontPoint”), and (iii) Morgan Stanley Hedge Fund Partners LP (“Partners”). Morgan is the beneficial owner of 2,407,223 shares of REMEC common stock, and has sole voting and dispositive power over 2,407,223 shares of REMEC common stock. FrontPoint is the beneficial owner of 2,407,223 shares of REMEC common stock, and has sole voting and dispositive power over 2,407,223 shares of REMEC common stock. Partners is the beneficial owner of 0 shares of REMEC common stock, and has sole voting and dispositive power over 0 of REMEC common stock. The address of Morgan is 1585 Broadway, New York, New York 10036. The address of FrontPoint is Two Greenwich Plaza, Greenwich, CT 06830. The address of Partners is 1221 Avenue of the Americas, New York, New York 10020.
(6)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2005 with the SEC by Option Opportunities Company (“Option”). Represents shares beneficially owned by (i) Option and (ii) David F. Dury (“DF Dury”). Option is the beneficial owner of 2,001,557 shares of REMEC common stock, has sole voting and dispositive power of 1,358,737 shares of REMEC common stock, and shared voting and dispositive power of 2,001,557 shares of REMEC common stock. DF Dury is the beneficial owner of 2,001,557 shares of REMEC common stock, has sole voting and dispositive power of 642,820 shares of REMEC common stock, and shared voting and dispositive power of 2,001,557 shares of REMEC common stock. The address of Option and DF Dury is 440 S. LaSalle Street, 4th Floor, Chicago, Illinois 60605.

(7)	Reflects beneficial ownership as reported on Schedule 13D dated August 1, 2005 with the SEC by SACC Partners LP; Riley Investment Management LLC; B. Riley & Co. Inc.; B. Riley & Co. Retirement Trust; Bryant R. Riley; and Carleen Riley (“SACC & Affiliates”). SACC & Affiliates is the beneficial owner of 1,895,998 shares of REMEC common stock, has sole voting and dispositive power of 1,851,398 shares of REMEC common stock, and shared voting and dispositive power of 44,600 shares of REMEC common stock. The address of SACC & Affiliates is 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.
(8)	Reflects beneficial ownership as reported on Schedule 13D dated September 4, 2007 with the SEC by Ancora Capital Inc. (“Ancora”). Represents shares beneficially owned by (i) Ancora Securities, Inc. (“Securities”), (ii) Ancora Advisors, LLC (“Advisors”), and (iii) Richard A. Barone (“Barone”). Securities is the beneficial owner of 685,500 shares of REMEC common stock, and has sole voting and dispositive power over 607,500 shares of REMEC common stock and shared dispositive power over 78,500 shares of REMEC common stock. Advisors is the beneficial owner of 1,014,100 shares of REMEC common stock, and has sole voting and dispositive power over 1,014,100 shares of REMEC common stock. Barone is the beneficial owner of 12,189 shares of REMEC common stock, and has sole and dispositive power over 12,189 shares of REMEC common stock. The address of Ancora, Securities, Advisors and Barone is One Chagrin Highlands, 2000 Auburn Drive, Suite 300, Cleveland, OH 44122.

Equity Compensation Plan Information

The following table provides information as of January 31, 2008 with respect to the shares of REMEC common stock that may be issued under REMEC’s existing equity compensation plans:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, RSUs, warrants, and rights (#)	(B) Weighted-average exercise price of outstanding options, RSUs, warrants, and rights ($)	(C) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (#)
Equity Compensation Plans approved by security holders:
1995 Equity Incentive Plan	23,000	$1.85	3,000,000
1996 Nonemployee Directors Stock Option Plan	544,000	$2.57	401,376
Equity Incentive Plans Not Approved by the Stockholders	—	—	—

Total	567,000	$2.55	3,401,376

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Our Operations Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. Since February 1, 2007, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

Retention Agreements: Information regarding the retention agreements for our two executive officers is located under the caption, “Retention Agreements” above.

Company Policy Regarding Related Party Transactions

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

Director Independence

The Board has determined that all of the directors are “independent” under current Nasdaq listing standards and applicable SEC rules, except Mr. Sackett, our President and General Counsel.

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

Committee Independence

Our Board has established an Audit Committee and an Operations Committee.

Audit Committee: Our Board has determined that each of our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by Nasdaq and the SEC. In addition, our Board has determined that Mr. Horn is an audit committee financial expert. We have made these determinations based on information received by our Board, including questionnaires provided by the members of our audit committee.

Operations Committee: Our Board has determined that each of our operations committee members meet the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by Nasdaq and the SEC. We have made this determination based on information received by our Board, including questionnaires provided by the members of our Operations Committee.

Committee Charters

Charters for our Audit and Operations Committees are available to the public at our website at www.remec.com.

Item 14.	Principal Accountant Fees and Services.

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

The Audit Committee has met and held discussions with management and the independent auditor, Squar, Milner, Peterson, Miranda & Williamson LLP, regarding the fair and complete presentation of REMEC’s consolidated financial statements. The Audit Committee has discussed significant accounting policies applied by REMEC in its financial statements, as well as alternative treatments. Management represented to the Audit Committee that REMEC’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent auditor. The Audit Committee discussed with the independent auditor their judgments as to the quality of REMEC’s accounting principles, not just the acceptability of REMEC’s accounting principles, and other such matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees).

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in REMEC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

The Audit Committee:

William H. Gibbs, Chairman

Mark D. Dankberg

Andre R. Horn

Independent Auditor

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP (“Squar Milner Peterson”) as REMEC’s independent auditor for the fiscal year ending January 31, 2009.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees paid to Squar Milner Peterson, our Independent Registered Public Accounting Firm, for 2008 and 2007, are as follows:

	Fees Paid
	2008	2007
Audit Fees (1)	$136,000	$317,000
Audit-Related Fees (2)	—	82,000
Tax Fees (3)	93,000	319,000
All Other Fees (4)	69,000	3,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Squar Milner Peterson, in connection with statutory and regulatory filings or engagements. Audit fees also include fees for professional services rendered for the audits of (i) managements assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered by Squar Milner Peterson, for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

1.	The following financial statements of REMEC Inc., and Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, are included in this report:

2.	Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ($000)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
For the period February 1, 2005 through September 2, 2005	$1,224	386	(384)	(1,226	)(*)	$—

Contract Loss Reserve
For the period February 1, 2005 through September 2, 2005	$5,691	371	(1,439)	(4,623	)(*)	$—

Reserve for Obsolete and Unusable Inventory
For the period February 1, 2005 through September 2, 2005	$15,118	2,821	(4,765)	(13,174	)(*)	$—

(*)	Reflects doubtful accounts reserve, contract loss reserve and inventory reserve of discontinued REMEC business units sold as of September 2, 2005 of fiscal year 2006.

(3)	See Subsection (b) below:

(b) Exhibits

Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002, filed April 30, 2002).

3.2	Certificate of Amendment of Restated Articles of Incorporation of REMEC, Inc. (incorporated by reference to Annex C to REMEC Inc’s., Definitive Proxy Statement filed on April 21, 2005).

3.3	By-Laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 8, 2004).

10.1 *	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 8, 2004).

10.2	Form of Indemnification Agreements between REMEC and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed April 30, 2003).

10.4 *	1996 Nonemployee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed September 16, 2002).

10.6	Amended and Restated Retention Agreement dated February 3, 2006 between REMEC and Richard A. Sackett (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, filed April 27, 2007).

10.7	Amended and Restated Retention Agreement dated February 3, 2006 between REMEC and David F. Wilkinson (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, filed April 27, 2007).

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Power of Attorney (included in the signature page.)

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 2008.

REMEC, Inc.

By:	/s/ Richard A. Sackett
Richard A. Sackett
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: April 29, 2008

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

Signature	Capacity	Date

/s/ RICHARD A. SACKETT	President (Principal Executive Officer)	April 29, 2008

/s/ DAVID F. WILKINSON	Chief Financial Officer
	(Principal Financial and Accounting Officer)	April 29, 2008

/s/ ANDRE R. HORN	Chairman of the Board	April 29, 2008

/s/ THOMAS A. CORCORAN	Director	April 29, 2008

/s/ MARK D. DANKBERG	Director	April 29, 2008

/s/ WILLIAM H. GIBBS	Director	April 29, 2008

/s/ JEFFREY M. NASH	Director	April 29, 2008

REMEC INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	33
Consolidated Statements of Net Assets in Liquidation as of January 31, 2008 and 2007	34
Consolidated Statements of Changes in Net Assets in Liquidation for the Years Ended January 31, 2008 and 2007 and for the period September 3, 2005 through January 31, 2006	35
Consolidated Statement of Operations for the period February 1, 2005 through September 2, 2005 (Going Concern Basis)	36
Consolidated Statement of Shareholders’ Equity for the period February 1, 2005 through September 2, 2005 (Going Concern Basis)	37
Consolidated Statement of Cash Flows for the period February 1, 2005 through September 2, 2005 (Going Concern Basis)	38
Notes to Consolidated Financial Statements	39
Quarterly Financial Data	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of REMEC, Inc. (the “Company”), as of January 31, 2008 and 2007, the related consolidated statements of changes in net assets in liquidation for the years ended January 31, 2008 and 2007 and the period from September 3, 2005 through January 31, 2006 and the consolidated statements of operations, shareholders’ equity, and cash flows (going-concern basis) for the period from February 1, 2005 through September 2, 2005. In addition, our audits also included the fiscal 2006 (through September 2, 2005) financial information present in the financial statement schedule listed in Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of REMEC, Inc. approved a plan of liquidation on August 31, 2005, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for the period subsequent to September 2, 2005, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of REMEC, Inc., as of January 31, 2008 and 2007, the consolidated changes in net assets in liquidation for the years ended January 31, 2008 and 2007 and the period from September 3, 2005 through January 31, 2006, and the consolidated results of its operations and its cash flows for the period from February 1, 2005 through September 2, 2005, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph. Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the fiscal 2006 (through September 2, 2005) information set forth therein.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 18, 2008

REMEC, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	Fiscal Years Ended January 31,
	2008	2007
ASSETS
Cash and cash equivalents	$34,545	$50,363
Restricted cash	20,423	19,703
Receivables and other assets	967	5,174

Total assets	55,935	75,240

LIABILITIES
Estimated taxes payable	7,200	6,700
Estimated purchase price adjustments and indemnification costs	5,000	6,200
Estimated costs to be incurred during liquidation	3,214	4,101
Estimated litigation costs	1,832	2,617
Estimated lease settlement costs	194	1,065

Total liabilities	17,440	20,683

Net assets in liquidation	$38,495	$54,557

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

	Fiscal Years Ended January 31,		For the period September 3, 2005 through January 31, 2006
	2008	2007
Net assets in liquidation, beginning of period	$54,557	$47,615	$212,778

Liquidation basis adjustments:
Estimated net costs during liquidation	7,047	10,010	(7,986)
Estimated litigation costs	(1,284)	3,162	(16,702)
Adjust liabilities to estimated fair value	21	15,805	4,948
Estimated lease settlement costs	677	484	241

Total net change in liquidation basis adjustments	6,461	29,461	(19,499)

Distributions to shareholders	(22,523)	(22,519)	(145,664)
Net increase (decrease) in net assets in liquidation	(16,062)	6,942	(165,163)

Net assets in liquidation, end of period	$38,495	$54,557	$47,615

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(GOING CONCERN BASIS)

(In thousands, except per share data)

For the period February 1, 2005 through September 2, 2005
Net sales	$—
Cost of sales	—

Gross profit	—
Operating expenses	—

Income (loss) from continuing operations	$—
Income from discontinued operations including gain/(loss) on disposal, net of tax (Note 3)	221,391

Net income	$221,391

Basic net income (loss) per common share:
Income (loss) from continuing operations	$—
Income from discontinued operations	7.88

$7.88

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$—
Income from discontinued operations	7.44

$7.44

Shares used in computing net income per common share: (*)
Basic	28,084

Diluted	29,775

(*)	Reflects the effect of exchange of 1 to 0.446 share declared May 20, 2005.

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(GOING CONCERN BASIS)

(In thousands)

	Common Shares		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 31, 2005	62,458	$624	$405,203	$4,205	$(245,527)	$164,505
Issuance of common shares	1,407	14	4,360	—	—	4,374
Stock-based compensation expense	—	—	3,678	—	—	3,678
Cash distribution	—	—	(177,000)	—	—	(177,000)
Common stock conversion	(34,822)	(348)	348	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	221,391	221,391
Net change in foreign exchange translation adjustment	—	—	—	(4,291)	—	(4,291)
Net unrealized loss on foreign currency forward contracts	—	—	—	104	—	104
Unrealized gain on investments	—	—	—	17	—	17

Total comprehensive income	—	—	—	(4,170)	221,391	217,221

Balance at September 2, 2005	29,043	$290	$236,589	$35	$(24,136)	$212,778

See accompanying notes.

REMEC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(GOING CONCERN BASIS)

(In thousands)

For the Period February 1, 2005 through September 2, 2005
Operating Activities:
Net income	$221,391
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,477
Gain on sale of subsidiaries	(232,136)
Stock-based compensation	3,678
Unrealized loss on foreign currency hedging/forward contracts	(18)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,002)
Inventories	5
Prepaid expenses and other current assets	819
Accounts payable	1,481
Accrued expenses, income taxes payable, and other long-term liabilities	8,408

Net cash provided by operating activities	12,103

Investing Activities:
Additions to property, plant and equipment	(9,890)
Proceeds from the sale of discontinued operations, net	403,114
Other assets	(292)
Change in restricted cash	(6,574)
Short-term investment purchases	(107,415)
Short-term investment sales	5,139

Net cash provided by investing activities	284,082

Financing Activities:
Proceeds from the issuance of short-term notes payable	500
Distributions to shareholders	(177,000)
Proceeds from issuance of common shares, net	4,374

Net cash (used in) provided by financing activities	(172,126)
Increase in cash	124,059
Effect of exchange rate changes on cash and cash equivalents	50

Increase in cash and cash equivalents	124,109
Cash and cash equivalents at beginning of year	32,239

Cash and cash equivalents at end of year	$156,348

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$129
Income taxes, net	$101

Supplemental disclosure of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$145,664

See accompanying notes.

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

REMEC, Inc., (“REMEC”) was incorporated in the State of California in January 1983. REMEC formerly was a designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over commercial wireless communications networks in the defense and commercial sectors. REMEC’s products were designed to improve the capacity, efficiency, quality and reliability of commercial wireless communications infrastructure equipment and operate at the full range of frequencies currently used in wireless communications transmissions including at radio (“RF”), microwave and millimeter wave frequencies. REMEC also developed and manufactured wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons.

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution at our August 31, 2005 special shareholder meeting, effective on September 3, 2005. The Company completed the sale of its Wireless Systems business on September 2, 2005, which was the last operating business unit of the Company. Effective September 3, 2005, REMEC adopted the liquidation basis of accounting. In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future.

REMEC will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides us with authority to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

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

During fiscal year 2005, the Company engaged financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of our business units. During fiscal year 2006 all remaining REMEC operating business units were sold and reported as Discontinued Operations.

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

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense and miscellaneous other costs, partially offset by estimated future interest earnings. As of January 31, 2008, such costs were estimated at approximately $3.2 million and taxes payable were estimated at approximately $7.2 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation and taxes payable, may increase, reducing net assets available in liquidation.

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

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $1.8 million as of January 31, 2008, represent estimated future legal fees and costs to be incurred.

As of January 31, 2008, we are not aware of and we have not accrued for any material outstanding litigation other than as described in Note 5, under “Claims and Litigation.”

The Company continues to vigorously defend against current claims and litigation. The cost to conduct litigation is affected by a number of factors, many of which cannot be predicted with certainty. Accordingly, our continued litigation activities and ultimate settlement may result in the Company incurring lesser or greater costs than our current accruals, affecting net assets available in liquidation. This risk has been considered in our estimated range of additional future liquidating distributions. Accordingly, ultimate litigation costs and settlements may vary, perhaps significantly, from amounts presently estimated.

Estimated Purchase Price Adjustments and Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated potential purchase price adjustments and indemnification costs primarily associated with the sale of our Wireless Systems business unit in fiscal 2006 and other business units. As of January 31, 2008, such costs were estimated at approximately $5.0 million. During the fiscal year ended January 31, 2006, we provided certain indemnifications under the terms of our asset purchase agreements in regards to the divestment of our business units. These indemnity provisions were secured, in part, by escrow accounts (included in restricted cash) from the sale proceeds of such transactions. Other estimated indemnity costs included provisions for the settlement of related expenses associated with the divested business units including post closing adjustments. As of August 24, 2007, all post closing adjustments related to the sale of our

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business units have been settled. At January 31, 2008, we carry an indemnification claim in connection with Powerwave Technologies, Inc., pertaining to the sale of our Wireless Systems business unit in fiscal 2006. See note 2, under “Estimated Purchase Price Adjustments and Indemnification Costs.”

Estimated Lease Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated lease settlement costs. Estimated lease settlement costs, which amounted to approximately $0.2 million as of January 31, 2008, represent the estimated settlement value on our two remaining facilities, net of estimated sublease rental income totaling approximately $2.9 million.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $29.2 million at January 31, 2008 and $35.0 million at January 31, 2007, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. As of January 31, 2008, all investments are held in a money market fund of a high credit financial institution and management believes is not exposed to any significant credit risks.

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

As a result of the Company’s Plan of Dissolution, the Company is no longer purchasing new investments. All short-term investments matured prior to fiscal 2008 and we do not have available for sale securities as of January 31, 2008.

Derivative Financial Instruments

Prior to the adoption of our Plan of Dissolution, the Company recognized all derivatives, consisting of foreign currency forward contracts, as either assets or liabilities in the consolidated balance sheets (going concern basis) and measured those instruments at fair value, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . Gains and losses resulting from changes in the fair values of those derivative instruments were recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting. For those instruments qualifying for hedge accounting, the Company formally documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company also assessed, both at the inception of the hedge and on an on-going basis, whether the derivatives that were used in hedging transactions were effective. Should it be determined that a derivative was not effective as a hedge, the Company discontinued the hedge accounting prospectively.

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

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the adoption of the Plan of Dissolution, effective September 3, 2005 and subsequent periods the Company did not generate revenues from sale of products and have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, the Company no longer has customers.

Financial Instruments

Financial instruments that subject the Company to credit risk also consist of cash balances maintained in the United States in excess of federal depository insurance limits. The accounts maintained by the Company at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The uninsured balance was $34.4 million and $50.3 million at January 31, 2008 and 2007, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

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

Property and Equipment

In accordance with our Plan of Dissolution, as of January 31, 2008 and 2007, we have adjusted property and equipment assets to their net realizable value of $0.

Other Intangible Assets

In connection with the adoption of the Plan of Dissolution, the Company’s other intangible assets were sold with the business units in fiscal year 2006. Amortization expense related to those assets totaled $0.4 million for the period February 1, 2005 to September 2, 2005. Subsequent to September 2, 2005, the Company no longer has other intangible assets.

Other Assets

In accordance with our Plan of Dissolution, as of January 31, 2008 and 2007, we have adjusted other assets to their net realizable value as appropriate.

Restricted Cash

Restricted cash was approximately $20.4 million at January 31, 2008 and $19.7 million at January 31, 2007, respectively. Restricted cash at January 31, 2008 includes $16.5 million (including interest) held in escrow related to the sale of our Wireless Systems business unit sold to Powerwave Technologies, Inc. to satisfy REMEC’s potential indemnification obligations. The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations, which are secured by cash. The terms of these letters of credit expires upon the extinguishment of the underlying obligation. At that time, the certificates of deposit will be liquidated.

Fair Value of Financial Instruments

Our consolidated statement of net assets and our consolidated balance sheet include the following financial instruments: cash and cash equivalents, notes receivable, accounts payable and accrued expenses. We consider the carrying values of cash and cash equivalents, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN 48 as of February 1, 2007, and has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” (“FSP FIN 48-1”) This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN 48. As the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1 there was no impact of this new pronouncement on its consolidated financial statements.

The Company adopted the provisions of FIN 48 on February 1, 2007, and implemented the guidance of FSP FIN 48-1 with no impact on beginning retained earnings as the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1. As a result of adoption of FIN 48, the Company did not recognize an additional liability. As of the date of adoption, the Company’s recognized tax exposure totaled $5.6 million. As of February 1, 2007, all of the tax positions identified by the Company would result, if disallowed, in a change to its annual effective income tax rate and a charge to results of operations.

The Company has filed numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for years before 2003. The Company is currently not undergoing any income tax audits.

In conjunction with the adoption of FIN 48, the Company did not recognize any additional amount for the potential payment of interest and penalties at February 1, 2007. During the quarterly period ended January 31, 2008, the Company recognized approximately $0.7 million in potential interest and penalties associated with uncertain tax positions. As of January 31, 2008, the Company carries approximately $1.6 million in interest and penalties payable. To the extent interest and penalties are not ultimately assessed with respect to uncertain tax positions, amounts presently accrued will be reduced.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to the end of the first quarter of fiscal 2009.

Income Tax Contingencies

Estimated taxes payable, including estimated interest and penalties payable, are approximately $7.2 million as of January 31, 2008. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation claims and liabilities, including indemnification claims from Powerwave. See Note 5, under “Claims and Litigation.” If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction are potentially subject to change

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities.

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

Foreign Currency Translation

Prior to the sale of the Company’s business units and adoption of the Plan of Dissolution in fiscal 2006, the Company translated the financial statements of its Finnish, U.K., and South Korean subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency for all other foreign subsidiaries was the U.S. dollar or in currencies tied to the U.S. dollar. Foreign currency balance sheet accounts were translated into U.S. dollars at a rate of exchange in effect at fiscal year end. Income and expenses were translated at the average rates of exchange in effect during the year. The related translation adjustments were made directly to a separate component of comprehensive income (loss) within shareholders’ equity. Transactions denominated in currencies other than the local currency were recorded based on exchange rates at the time such transactions arise. Effective September 3, 2005 the Company no longer owns or operates businesses in any foreign countries.

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

For the period February 1, 2005 to September 2, 2005
Net income	$221,391
Net income per share:
Basic	$7.88
Diluted	$7.44
Weighted average shares outstanding (*)
Basic	28,084
Effect of dilutive stock options	1,691

Diluted	29,775

(*)	Reflects effect of reclassification and exchange as detailed below

Dilutive securities may include options, warrants, and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaled 4,722,000 for the period February 1, 2005 to September 2, 2005.

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The net loss per share calculation presented above for prior years is based on the weighted average shares outstanding adjusted as if the reclassification completed on May 20, 2005 had occurred at the beginning of FY 2005 and all common shares outstanding were exchanged at a ratio of 1 to 0.446 share:

For the period February 1, 2005 to September 2, 2005
Weighted Average
Number of Common Shares Outstanding	62,969,544
Multiply by 0.446 Conversion factor	0.446
New Number of Common Shares Outstanding	28,084,417

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

Pro forma information is as follows. (In thousands, except per share data):

For the period February 1, 2005 to September 2, 2005
Net income, as reported	$221,391
Pro forma
Add: Stock-based employee compensation expense included in net income, net of tax effects	3,678
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(4,408)

Pro forma net income	$220,661

Income per share:
Basic—as reported	$7.88
Basic—pro forma	$7.86
Diluted—as reported	$7.44
Diluted—pro forma	$7.41

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted under employee stock option plans and employee stock purchase plan for the period of February 1, 2005 to September 2, 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the period February 1, 2005 to September 2, 2005
Dividend yield	None
Risk-free interest rate	3.9%
Expected volatility	80.6%
Expected life	4-5 years

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

Activity and pricing information regarding all our options to purchase shares of common stock are summarized as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2007	760	$2.59	2.0
Expired	(193)	2.72

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2008	567	$2.55	1.6	$—

Outstanding exercisable at January 31, 2008	567	$2.55	1.6	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.00 per share as of January 31, 2008, which amount would have been received by the optionees had all options been exercised on that date. As of January 31, 2008, the aggregate intrinsic value of common stock on outstanding options is zero.

During fiscal 2008 and 2007, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled during fiscal 2008 and 2007.

During fiscal 2008 and 2007, no stock options were exercised, and therefore, no cash was received from stock option exercises.

For the period February 1, 2005 through September 2, 2005 of fiscal 2006, the Company issued a total of 1,406,377 shares of common stock upon exercise of stock options by employees. Total proceeds received by the Company were $4.4 million.

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

During fiscal year 2005, the management of REMEC engaged the services of financial advisors to evaluate alternative strategies to provide the best value to shareholders, including the disposal of all or a portion of the Company’s business units. The Company has sold all remaining operating businesses in fiscal year 2006. Whereas REMEC, Inc. will continue in existence until its final dissolution, which is currently expected to occur during fiscal year end 2009 and will not continue business as a going concern during such period.

The following transactions were completed during fiscal 2006:

REMEC Defense & Space Divestment

On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, REMEC Defense & Space, Inc. (“REMEC Defense & Space”), to Chelton Microwave Corporation (“Chelton Microwave”) for $256.0 million in cash, after certain post-closing adjustments and the assumption of certain liabilities by Chelton Microwave. The sale of REMEC Defense & Space was made pursuant to an Agreement and Plan of Merger, dated December 20, 2004, by and among REMEC, REMEC Defense & Space, Chelton Microwave and Chelton RDS Acquisition Corp., a wholly owned subsidiary of Chelton Microwave. Prior to this transaction, no material relationship existed between REMEC and Chelton Microwave, or their respective affiliates, directors or officers, or any associates of their directors or officers. (In thousands):

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sale	$255,783
Transaction expenses:
Investment banker fees	3,398
Transaction costs	1,835
Other divestment related costs	4,787

Total expenses	10,020

Net proceeds	245,763
Net assets sold	32,582

Gain on sale before tax	213,181
Estimated income tax	21,975

Gain on sale after tax	$191,206

EMS Divestment

On July 1, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Veritek Manufacturing Services, LLC a Delaware limited liability company (“Veritek”) and Samjor Family Limited Partnership, a Nevada limited partnership, whereby REMEC agreed to sell to Veritek substantially all of the assets and certain liabilities of its electronics manufacturing services business unit (“EMS”). The aggregate purchase price for the sale was $19 million payable in cash at closing, subject to certain adjustments including a working capital-based adjustment. In addition to the aggregate purchase price, Veritek agreed to pay to REMEC, at the end of each calendar quarter through December 31, 2006, an additional amount equal to 10% of the amount, if any, by which the average quarterly gross sales placed by certain parties with EMS exceeds $7.5 million; such additional amount will not exceed $4.0 million (the “Additional Payments”). The assets acquired pursuant to the Agreement included certain inventory, equipment and tangible personal property located in Escondido, California, Poway, California and Costa Rica, the accounts receivable of EMS, certain contracts and purchase orders, as well as certain intellectual property. The sale closed simultaneously with the execution of the Agreement. (In thousands):

Proceeds from sale	$19,000
Transaction expenses:
Investment banker fees	500
Transaction costs	700
Other divestment related costs	210

Total expenses	1,410

Net proceeds	17,590
Net assets sold	11,988

Gain on sale before tax	5,602
Estimated income tax	4,070

Gain on sale after tax	$1,532

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ODU/TRX Business Unit divestment

On August 26, 2005, the Company completed the sale of its ODU business unit to Wireless Holdings International, Inc., an international business company organized under the laws of the British Virgin Islands for $15.0 million in cash (less a $1.0 million escrow holdback), subject to certain adjustments including a working capital-based adjustment and the assumption by Wireless Holdings of certain liabilities. The sale of the ODU Business was made pursuant to an Asset Purchase Agreement between REMEC and Wireless Holdings dated July 26, 2005. Certain former key members of the management of the ODU Business are also investors in and active managers of Wireless Holdings. These individuals include Dave Newman, the Vice President and General Manager of the ODU Business and Domingo Bonifacio, the President of REMEC Manufacturing Philippines, Inc. Other than the relationship of these members of management of REMEC, there were no material relationships between REMEC and Wireless Holdings. The amount of consideration was determined by arms-length negotiations. (In thousands):

Proceeds from sale	$15,000
Transaction expenses:
Investment banker fees	304
Transaction and other related costs	1,009

Total expenses	1,313

Net proceeds	13,687
Net assets sold	17,494

Loss on sale before tax	(3,807)
Estimated income tax	—

Loss on sale after tax	$(3,807)

Wireless Divestment

On September 2, 2005, the Company completed the sale of its Wireless Systems business, including certain RF conditioning products, filters, tower-mounted amplifiers and RF power amplifiers, as well as its manufacturing facilities in Costa Rica, China and the Philippines, to Powerwave Technologies, Inc. (“Powerwave”) for 10 million shares of Powerwave common stock and $40 million in cash (less a $15.0 million escrow holdback), subject to certain post-closing adjustments. Fifteen million dollars of the cash consideration is held in escrow pending the resolution of REMEC’s potential indemnification obligations to Powerwave. The sale of the Wireless Systems business assets resulted in REMEC divesting the majority of its remaining operating assets and liabilities, which was approved by our shareholders on August 31, 2005. (In thousands):

Proceeds and other consideration from sale	$146,550
Transaction expenses:
Investment banker fees	1,711
Transaction and other related costs	2,235
Other divestment related costs and accruals	16,530

Total expenses	20,476

Net proceeds	126,074
Net assets sold	71,653

Gain on sale before tax	54,421
Estimated income tax	11,200
Gain on sale after tax	$43,221

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following transactions were completed during fiscal 2005.

Nanowave Technologies Inc.

In August 2004, we sold our majority interest in REMEC Nanowave Technologies Inc., a subsidiary located in Toronto, Canada, to Euromill Equihold Inc., an Ontario, Canada Corporation for $3.0 million cash and a note with a principal balance of $2.5 million, which bore interest at 6% per annum compounded annually and matured August 18, 2008. The note was settled for $1,150,000 during the second quarter in fiscal 2008. (In thousands):

Cash proceeds from sale	$3,000
Transaction expenses:
Transfer taxes	111
Transaction costs	100

Total expenses	211

Net proceeds	2,789
Net assets sold	2,979

Loss on sale	$(190)

Components product line

In October 2004, we sold our Components product line to Spectrum Control, Inc. for $8.0 million cash subject to an earnout based on a percentage of net revenue in excess of certain targets for the fourth calendar quarter of 2004 (cash received and included below) and the first calendar quarter of 2005. The Components product line was not a core business of our Wireless Systems business segment. (In thousands):

Cash proceeds from sale	$8,000
Q4 2004 earnout	308
Transaction expenses:
Transfer taxes	13
Retention bonuses	289
Legal and investment banker fees	750

Total expenses	1,052

Net proceeds	7,256
Net assets sold	5,615

Gain on sale	$1,641

China Network Optimization product line

In December 2004, we sold the China Network Optimization product line for $3.7 million cash, the return of certain securities, and the assumption of certain liabilities. The Company’s accelerated penetration of the China network optimization market never materialized. The high upfront investment in working capital made us re-prioritize where we strategically invested in growth. It was determined that it was more strategic for the Wireless Systems business segment to sell the components and sub-systems into the marketplace rather than this service and installation business. (In thousands):

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash proceeds from sale	$3,725
Transaction expenses:
Other termination costs	94
Transaction costs	100

Total expenses	194

Net proceeds	3,531
Net assets sold	894

Gain on sale	$2,637

The results of operations of the business units divested during the period February 1, 2005 to September 2, 2005 are as follows: (In thousands):

	(*) Nanowave	(*) Components	(*) China	Defense & Space	EMS	ODU	Wireless	Total
Revenues	$—	$—	$—	$33,027	$22,436	$18,182	$168,582	$242,227
Costs and expenses	—	—	—	(27,027)	(21,067)	(20,555)	(181,185)	(249,834)
Interest and debt expense	—	—	—	138	—	—	(2,769)	(2,631)

Income (loss) before income taxes	—	—	—	6,138	1,369	(2,373)	(15,372)	(10,238)
Provision (credit) for income taxes	—	—	—	—	—	—	(507)	(507)

Income (loss) from discontinued operations, net of income taxes	—	—	—	6,138	1,369	(2,373)	(15,879)	(10,745)

Gain (loss) on disposal of discontinued operations, net of income taxes	94	34	(144)	191,206	1,532	(3,807)	43,221	232,136

Net income (loss) from discontinued operations, net of income taxes	$94	$34	$(144)	$197,344	$2,901	$(6,180)	$27,342	$221,391

(*)—Gain (loss) on discontinued operations was a result of adjustments to sale recorded in subsequent year.

Total REMEC is considered to be discontinued operations as of September 2, 2005.

Note 4. Shareholders’ Equity

Preferred and Common Stock

As of January 31, 2008 and 2007, the Company has 5,000,000 of $.01 par value preferred shares authorized. No preferred shares have been issued or outstanding as of fiscal 2008.

As of January 31, 2008 and 2007, the Company has 80,000,000 of $.01 par value common shares authorized and 30,030,830 shares issued and outstanding.

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

The Company’s 1995 and 2001 Equity Incentive Plans (collectively, the “Plans”) provided for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock purchase rights or performance shares to employees of the Company. The 1996 Non-employee Directors Stock Option Plan (the “Directors Plan”) provides for the grant of non-qualified stock options to non-employee directors of REMEC. The original terms of the Plans and the Directors Plan contain acceleration provisions in the event of a change in control or a sale of substantially all assets of the Company.

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

Additionally, a total of 2,756,000 shares of common stock were reserved under the Directors Plan for non-qualified stock option grants to non-employee directors of REMEC. Under the Directors Plan, option grants were made on an annual basis at the fair market value of the stock on the date of grant. Options granted under the Directors Plan generally vested over three years and generally had terms of nine years from the date of grant. There have been no stock option grants under the Directors Plan subsequent to fiscal year 2006.

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

During fiscal years 2006 and 2005, respectively, the Company issued 80,000 and 902,000 shares of RSU’s to a number of salaried exempt employees. In addition, during fiscal 2005, the Company issued 1,029,000 shares of RSU’s to officers of the Company. There have been no stock option or RSU grants subsequent to fiscal year 2006.

The Company recognized compensation cost based on the fair value of the RSU’s (equal to the quoted market price of the Company’s common stock on the exchange date) and amortized such expense over the respective vesting periods. Compensation expenses recognized in the fiscal year 2006 totaled $3.7 million. There have been no stock compensation costs subsequent to fiscal year 2006.

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

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows. (In thousands, except per share data):

	Fiscal Years Ended January 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	760	$2.59	8,588	$1.87	6,967	$8.14
Granted	—	—	—	—	—	—
Conversion (*)	—	—	—	—	34,889	1.32
Exercised	—	—	(1,427)	1.25	(10,308)	0.59
Exchanged	—	—	—	—	—	—
Forfeited/Cancelled/Expired	(193)	2.72	(6,401)	1.91	(22,960)	1.43

Outstanding—end of year	567	$2.55	760	$2.59	8,588	$1.87

(*)	During the second quarter of fiscal 2006, the Company completed the reclassification of its common stock from the sale of the REMEC Defense & Space group. Pursuant to the reclassification, each share of the Company’s existing common stock was converted into a fractional share of common stock which resulted in an exchange of 1 to 0.446 share of REMEC common stock. The reclassification is reflected as a conversion in fiscal 2006 and is adjusted for all periods subsequent to fiscal 2006.

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2008. (In thousands, except per share data):

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$ 0.00 – $0.5000	—	$—	0.0	—	$—
$0.5001 – $1.0000	—	—	0.0	—	—
$1.0001 – $1.5000	303	1.32	2.2	303	1.32
$1.5001 – $2.0000	23	1.85	0.1	23	1.85
$2.0001 – $2.5000	—	—	0.0	—	—
$2.5001 – $3.0000	—	—	0.0	—	—
$3.0001 – $3.5000	—	—	0.0	—	—
$3.5001 – $4.0000	—	—	0.0	—	—
$4.0001 – $4.5000	241	4.15	1.1	241	4.15
$4.5001 – $10.000	—	—	0.0	—	—

Total Plan	567	$2.55	1.6	567	$2.55

At January 31, 2008, options to purchase 3,401,000 shares of the Company’s common stock were available for future grant.

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Savings Plan

As a result of the Company’s Plan of Dissolution, the Company terminated its 401(k) Savings Plan for its employees effective December 31, 2005.

Health Benefit Plans

As a result of the Company’s Plan of Dissolution, the Company terminated its Health Care Benefit Plan effective December 31, 2005 with health care benefits to all employees and former employees ceasing as of that date. As of January 31, 2008 or 2007, the Company no longer has any unpaid or un-submitted claims for health care associated with the Company’s health plan.

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

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability. The minimum future lease payments under non-cancelable operating lease payments as of January 31, 2008 are approximately $3.1 million, which is expected to be reduced by sublease payments totaling approximately $2.9 million.

Indemnifications and Guarantees

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending Securities Class Action litigation described below, there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

During the third quarter of fiscal 2006, the Company agreed to indemnify Powerwave Technologies, Inc., under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems business unit. Contemporary with the sale date, $15.0 million was deposited in escrow (carried as restricted cash in our Balance Sheet) pending the resolution of this indemnification claim with Powerwave. The nature and scope of this obligation is presently the subject of pending litigation with Powerwave, and as a result, the Company is presently unable to reasonably estimate the maximum amount that could be ultimately payable under this agreement. See “Powerwave Indemnity Claims,” below.

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. In fiscal year ending January 31, 2008, as a result of meeting certain performance goals, Mr. Sackett received an incentive bonus of $375,000 (see Part III, Item 11).

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. In fiscal year ending January 31, 2008, as a result of meeting certain performance goals, Mr. Wilkinson received an incentive bonus of $375,000 (see Part III, Item 11).

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Court granted Plaintiff’s motion for class certification on November 21, 2007. Trail has been set for March 2009. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims for lifetime medical benefits for these former officers, their spouses and minor children, from the Company. The total of both claims exceeds $11.0 million. The Company has denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants has joined the arbitration in order to assert an individual claim for lifetime medical care, which the Company has denied. Due to the wildfires in San Diego County the week of October 22, 2007, the arbitration hearing that was set for October 22-25, 2007, was postponed to April 21, 2008.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of the $5.0 million accrued at January 31, 2008. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. Discovery has commenced and is ongoing.

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

The components of comprehensive income, net of tax, were as follows. (In thousands):

For the period February 1, 2005 through September 2, 2005
Accumulated net unrealized gain on short-term investments	$17
Cumulative foreign currency translation adjustment	18
Accumulated unrealized gain (loss) on foreign currency forward contracts	—

Comprehensive income	$35

Note 7. Income Taxes

For financial reporting purposes, income (loss) before taxes for the period February 1, 2005 through September 2, 2005 includes the following components. (In thousands):

For the period February 1, 2005 through September 2, 2005
Pre-tax income:
United States	$253,572
Foreign	5,571

$259,143

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) for the period from February 1, 2005 through September 2, 2005 includes the following components. (In thousands):

For the period February 1, 2005 through September 2, 2005
Current:
Federal	$34,910
State	3,285
Foreign	85

Deferred:
Federal	—
State	—
Foreign	(528)

$37,752

The provision (credit) for income taxes from continuing operations is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income (loss) before provision (credit) for income taxes. The items causing difference for the period from February 1, 2005 to September 2, 2005 are as follows. (In thousands, except percentage data):

	For the period February 1, 2005 through September 2, 2005
	Amount	%
Tax at statutory federal rate	$90,700	35%
State income tax net of federal benefit	10,438	4
Foreign rate difference	(1,674)	(1)
Permanent differences and other	(2,339)	(1)
Change in valuation allowance	(59,404)	(22)
Tax credits	31	0

	$37,752	15%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset as of January 31, 2008 and 2007 are as follows. (In thousands):

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended January 31,
	2008	2007
Deferred tax assets:
Net operating loss	$26,154	$26,259
Credits	12,075	14,396
Estimated costs during liquidation	1,219	1,461
Estimated escrow & APA costs	1,992	2,037
Estimated litigation costs	19	394

Total deferred tax assets	$41,459	$44,547
Valuation allowance	(41,459)	(44,547)

Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

As of January 31, 2008, the Company has accrued approximately $7.2 million of tax contingencies; see Note 2, Income Tax Contingencies.

At January 31, 2008 and 2007, the Company had federal net operating loss carry-forwards of approximately $71.0 million. At January 31, 2008 and 2007, the Company had state net operating loss carry-forwards of approximately $23.7 million and $40.9 million. At January 31, 2008, the Company had consolidated federal and state research and development credits of approximately $7.8 million and $5.2 million respectively, which will begin to expire in 2008, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1.2 million, which will begin to expire in 2008, unless previously utilized.

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

NOTES TO REMEC, INC., CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized quarterly data for fiscal year ended 2008 and 2007 are as follows. (In thousands, except per share data):

	Liquidation Basis
	Quarters Ended
	January 31, 2008	November 2, 2007	August 3, 2007	May 4, 2007
Net assets in liquidation, beginning of period	$58,984	$58,096	$55,557	$54,557

Liquidation basis adjustments	2,034	888	2,539	1,000
Distributions to shareholders	(22,523)	—	—	—

Net increase (decrease) in net assets in liquidation	(20,489)	888	2,539	1,000

Net assets in liquidation, end of period	$38,495	$58,984	$58,096	$55,557

	Liquidation Basis
	Quarters Ended
	January 31, 2007	November 3, 2006	August 4, 2006	May 5, 2006
Net assets in liquidation, beginning of period	$76,953	$66,562	$50,998	$47,615

Liquidation basis adjustments	123	10,391	15,564	3,383
Distributions to shareholders	(22,519)	—	—	—

Net increase (decrease) in net assets in liquidation	(22,396)	10,391	15,564	3,383

Net assets in liquidation, end of period	$54,557	$76,953	$66,562	$50,998