Form 10-Q
period 2008-05-02
REMEC INC
filed 2008-06-13
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐         Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 6, 2008
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended May 2, 2008

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout this Quarter Report on Form 10-Q for the period ended May 2, 2008. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying May 2, 2008 and May 4, 2007 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2008 included in our fiscal year end January 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	May 2, 2008	January 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$34,196	$34,545
Restricted cash	20,564	20,423
Receivables and other assets	801	967

Total assets	55,561	55,935

LIABILITIES
Estimated taxes payable	7,425	7,200
Estimated indemnification costs	5,000	5,000
Estimated costs to be incurred during liquidation	3,674	3,408
Estimated litigation costs	829	1,832

Total liabilities	16,928	17,440

Net assets in liquidation	$38,633	$38,495

See accompanying notes.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three Months Ended
	May 2, 2008	May 4, 2007
Net assets in liquidation, beginning of period	$38,495	$54,557
Liquidation basis adjustments:
Estimated litigation costs	639	(67)
Adjust liabilities to estimated fair value	(224)	9
Estimated net costs during liquidation	(277)	1,058

Net increase in net assets in liquidation	138	1,000

Net assets in liquidation, end of period	$38,633	$55,557

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC without audit, in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2008, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of May 2, 2008. Operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

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

Based on our projections of operating expenses and liquidation costs as of May 2, 2008, we estimate that the remaining amount of additional future liquidating distributions will range from $0.60 to $1.30 per common share. The actual amount available for distribution, if any, could be less than $0.60 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $1.30 if we are able to resolve our liabilities for less than our reserves. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable and periodically as we pay our remaining liabilities and obligations subject to law.

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

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting periods. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation and taxes payable, estimated indemnification costs, and estimated litigation costs to have the greatest potential impact on our condensed consolidated financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense, facility lease expense (see Note 2, Commitments and Contingencies under “Leases”) and miscellaneous other costs, partially offset by estimated future interest earnings. As of May 2, 2008, such costs were estimated at approximately $3.7 million and taxes payable were estimated at approximately $7.4 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation and taxes payable, may increase, reducing net assets available in liquidation.

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

Estimated Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated potential indemnification costs associated with the sale of our Wireless Systems business unit in fiscal 2006. As of May 2, 2008, such costs were estimated at approximately $5.0 million; see Note 2, Commitments and Contingencies, under “Claims and Litigation.”

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $0.8 million as of May 2, 2008, represent estimated future legal fees and costs to be incurred.

As of May 2, 2008, we are not aware of and we have not accrued for any material outstanding litigation other than as described in Note 2, Commitments and Contingencies, under “Claims and Litigation.”

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

Note 2. Commitments and Contingencies

Leases

Certain office and production facilities held by the Company and classified as operating leases were acquired by the buyers of our business units, releasing REMEC from future lease liability.

The minimum future lease payments under non-cancelable operating lease payments as of May 2, 2008 are approximately $2.8 million, which is expected to be reduced by sublease income totaling approximately $2.7 million.

Indemnifications and Guarantees

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending Securities Class Action litigation described below under “Claims and Litigations,” there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

During the third quarter of fiscal 2006, the Company agreed to indemnify Powerwave Technologies, Inc., under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems business unit. Contemporaneous with the sale date, $15.0 million of the purchase price was deposited in escrow (carried as restricted cash in our Balance Sheet) pending the resolution of any asserted indemnification claim(s) by Powerwave. Powerwave filed a claim for indemnification with the Escrow Agent in May 2006. The nature and scope of this obligation is presently the subject of pending litigation with Powerwave, and as a result, the Company is presently unable to reasonably estimate the maximum amount that could be ultimately payable under this agreement. See “Powerwave Indemnity Claims,” below.

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. There was no incentive bonuses paid during the first quarter of fiscal 2009. The amounts associated with these obligations have been accrued as of May 2, 2008.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. There was no incentive bonuses paid during the first quarter of fiscal 2009. The amounts associated with these obligations have been accrued as of May 2, 2008.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Court granted Plaintiff’s motion for class certification on November 21, 2007. Trial has been continued to June 2009. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims against the Company for lifetime medical benefits for these former officers, their spouses and minor children. The total of both claims exceeded $11.0 million. The Company denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants joined the arbitration to assert an individual claim for lifetime medical care, which the Company also denied. The arbitration hearing was held in San Diego, California on April 21, 2008 through April 25, 2008. On May 14, 2008, the arbitrator issued an award to the parties, and determined that none of the claimants were entitled to any recovery from the Company.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. These claims arise primarily from product warranty claims made against Powerwave by REMEC’s former customers after closing of the sale of the Wireless Systems business unit. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. The case has been bifurcated into two phases, with contract interpretation issues (“Phase I”) to be resolved before issues of liability and damages (“Phase II”). Discovery has commenced on Phase I and is ongoing.

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

Note 3. Income Tax Contingencies

Estimated taxes payable, including estimated interest and penalties payable, are approximately $7.4 million as of May 2, 2008 and $7.2 million as of January 31, 2008. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation claims and liabilities, including indemnification claims from Powerwave. (See Note 2, Commitments and Contingencies, under “Claims and Litigation.”) If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction are potentially subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities.

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

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of May 2, 2008 and January 31, 2008, together with changes in net assets for the three months ended May 2, 2008 and May 4, 2007, respectively.

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

Overview

During fiscal year 2005, we engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest all remaining product line business units. During fiscal 2006, with shareholder approval, the Company divested all its remaining business units, as follows: On May 20, 2005, the Company completed the sale of the Defense & Space group to Chelton Microwave. On July 1, 2005, the Company completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership. On August 26, 2005, the Company completed the sale of the Outdoor Unit/Transceiver business to Wireless Holdings International, Inc. On September 2, 2005, the Company sold the Wireless Systems business unit to Powerwave Technologies, Inc. The Wireless Systems business was the last remaining REMEC product line business unit. On August 31, 2005, the Company’s shareholders adopted the Plan of Dissolution, effective September 3, 2005.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying condensed consolidated financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

Net Assets in Liquidation

Net assets in liquidation increased approximately $0.1 million, or $0.01 per share, to $38.6 million for the three months ended May 2, 2008 from $38.5 million as of January 31, 2008. (In thousands, except per share data):

	May 2, 2008 (unaudited)	January 31, 2008
Net assets in liquidation	$38,633	$38,495
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$1.29	$1.28

The following paragraph summarizes certain material actions and events which have occurred regarding the Company’s liquidation process during the three months ended May 2, 2008.

The primary reason for the increase in net assets in liquidation for the three months ending May 2, 2008, was the result of a decrease in the Company’s reserve for estimated litigation costs, including defense and estimated resolution costs of approximately $0.6 million associated with the arbitration award to REMEC Inc., in our Retiree Medical Claim Arbitration (see Part II, Item 1, “Legal Proceedings.”)

Decreases in net assets in liquidation for the three months ending May 2, 2008, include an increase in estimated costs to be incurred during liquidation of approximately $0.3 million and the increase in the reserve for income taxes, net, approximately $0.2 million which off-set increases in net assets in liquidation for the three months ending May 2, 2008. The change in the income tax reserve relates primarily to the increase in potential interest and penalties associated with uncertain tax positions and deferred interest income on our restricted cash held in escrow related to the sale of our Wireless Systems business sold to Powerwave to satisfy potential indemnification obligations (see Part II, Item 1, “Legal Proceedings.”)

Liquidity and Capital Resources

As of May 2, 2008, net assets in liquidation totaled $38.6 million, including $34.2 million in cash and cash equivalents and $20.6 million of restricted cash. Restricted cash consists of approximately $16.7 million for escrow funds and interest held back in escrow pending the resolution of indemnity claims arising from the sale of the Wireless Systems business unit, and $3.9 million of restricted cash held as security on letters of credit. Total assets consist of approximately $0.8 million of receivables and other assets. Receivables include long term notes receivables of approximately $0.4 million. Total assets are offset by approximately $17.0 million of estimated total liabilities to be incurred during liquidation, consisting of $7.4 million in taxes payable, $5.0 million related to potential estimated indemnification costs, $3.7 million of estimated operating costs, and $0.8 million of estimated litigation costs including defense and resolution.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At May 2, 2008, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Off-Balance Sheet Arrangements

As of May 2, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of May 2, 2008 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of May 2, 2008 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of sublease income totaling approximately $2.7 million.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million in restricted cash at May 2, 2008, which has no related exposure to interest rate movement.

Investments

At May 2, 2008, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $29.4 million all of which are stated at fair value. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of $29.4 million of our cash equivalents at May 2, 2008, as these consisted of securities with maturities of less than three months.

Item 4.	Controls and Procedures.

(1) Management’s Evaluation of Disclosure Controls

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(2) Changes in Internal Control over Financial Reporting

During the quarter ended May 2, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After several consolidated and amended complaints were filed, challenged by the Company and dismissed by the Court with leave to amend, the Court denied REMEC’s Motion to Dismiss the Fourth Amended Complaint on September 25, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. Discovery has commenced and is ongoing. The Court granted Plaintiff’s motion for class certification on November 21, 2007. Trial has been continued to June 2009. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carrier. The insurance carrier has agreed to provide coverage and defense of this action, subject to customary reservation of rights.

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims against the Company for lifetime medical benefits for these former officers, their spouses and minor children. The total of both claims exceeded $11.0 million. The Company denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants joined the arbitration to assert an individual claim for lifetime medical care, which the Company also denied. The arbitration hearing was held in San Diego, California on April 21, 2008 through April 25, 2008. On May 14, 2008, the arbitrator issued an award to the parties, and determined that none of the claimants were entitled to any recovery from the Company.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. These claims arise primarily from product warranty claims made against Powerwave by REMEC’s former customers after closing of the sale of the Wireless Systems business unit. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. The case has been bifurcated into two phases, with contract interpretation issues (“Phase I”) to be resolved before issues of liability and damages (“Phase II”). Discovery has commenced on Phase I and is ongoing.

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

Risks Associated with Our Liquidation and Dissolution

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 31, 2008, actual results could differ materially from those projected in any forward-looking statements.

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

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At May 2, 2008, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Date: June 12, 2008