Form 10-Q
period 2008-08-01
REMEC INC
filed 2008-09-15
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2008

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 5, 2008
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended August 1, 2008

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout this Quarter Report on Form 10-Q for the period ended August 1, 2008. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying August 1, 2008 and August 3, 2007 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2008 included in our fiscal year end January 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	August 1, 2008 (unaudited)	January 31, 2008
ASSETS
Cash and cash equivalents	$18,333	$34,545
Restricted cash	20,652	20,423
Receivables and other assets	1,033	967

Total assets	40,018	55,935

LIABILITIES
Estimated taxes payable	7,675	7,200
Estimated indemnification costs	5,000	5,000
Estimated costs to be incurred during liquidation	2,995	3,408
Estimated litigation costs	540	1,832

Total liabilities	16,210	17,440

Net assets in liquidation	$23,808	$38,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Net assets in liquidation, beginning of period	$38,633	$55,557	$38,495	$54,557
Liquidation basis adjustments:
Estimated net costs during liquidation	442	1,654	124	2,711
Estimated litigation costs	(11)	1	628	(81)
Adjust liabilities, net to estimated settlement amounts	(241)	884	(424)	909

Net change in liquidation basis adjustments	190	2,539	328	3,539

Distributions to shareholders	(15,015)	—	(15,015)	—
Net increase (decrease) in net assets in liquidation	(14,825)	2,539	(14,687)	3,539

Net assets in liquidation, end of period	$23,808	$58,096	$23,808	$58,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

REMEC, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

Interim Financial Data

The interim condensed consolidated financial statements included herein have been prepared by REMEC, Inc., (“REMEC” or the “Company”) without audit, in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2008, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the consolidated financial position of REMEC as of August 1, 2008. Operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

The January 31, 2008 condensed consolidated statements of net assets in liquidation and amounts related to disclosure of January 31, 2008 balances within these condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements.

The Company

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution effective September 3, 2005, at our August 31, 2005 special shareholder meeting. The key features of the Plan of Dissolution include: (1) filing a certificate of dissolution for REMEC and the remaining REMEC businesses with their respective jurisdictions of formation or incorporation; (2) ceasing conducting normal business operations, except as may be required to wind up our business affairs; (3) attempting to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) paying or adequately providing for payment of all our known obligations and liabilities; and (5) distributing pro rata, in one or more liquidating distributions, all of our remaining assets to our shareholders as of the applicable record date.

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

Based on our projections of operating expenses and liquidation costs as of August 1, 2008, we estimate that the remaining amount of additional future liquidating distributions will range from $0.13 to $0.80 per common share. The actual amount available for distribution, if any, could be less than $0.13 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $0.80 if we are able to resolve our liabilities for less than our reserves. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable and periodically as we pay our remaining liabilities and obligations subject to law.

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense, facility lease expense (see Note 2, Commitments and Contingencies under “Leases”) and miscellaneous other costs, partially offset by estimated future interest earnings and facility sub-lease income. As of August 1, 2008, such costs were estimated at approximately $3.0 million and taxes payable were estimated at approximately $7.7 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation and taxes payable, may increase, reducing net assets available in liquidation.

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

Estimated Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated potential indemnification costs associated with the sale of our Wireless Systems business unit in fiscal 2006. As of August 1, 2008, such costs were estimated at approximately $5.0 million; (see Note 2, Commitments and Contingencies, under “Claims and Litigation.”)

Restricted Cash

Restricted cash was approximately $20.7 million as of August 1, 2008. Restricted cash consists of approximately $16.8 million for escrow funds and interest held back in escrow pending the resolution of indemnity claims arising from the sale of the Wireless Systems business unit (see Note 2, Commitments and Contingencies, under Claims and Litigation “Powerwave Indemnity Claims.”) The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations, which are secured by cash. The terms of these letters of credit expire upon the extinguishment of the underlying obligation. At that time, the certificates of deposit will be liquidated.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $0.5 million as of August 1, 2008, represent estimated future legal fees and costs to be incurred.

As of August 1, 2008, we are not aware of and we have not accrued for any material outstanding litigation other than as described in Note 2, Commitments and Contingencies, under “Claims and Litigation.”

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

Note 2. Commitments and Contingencies

Leases

The minimum future lease payments under non-cancelable operating leases for REMEC’s remaining facilities as of August 1, 2008 are approximately $2.6 million, which is expected to be reduced by sublease income totaling approximately $2.4 million.

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

During the third quarter of fiscal 2006, the Company agreed to indemnify Powerwave Technologies, Inc., under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems business unit. Contemporaneous with the sale date, $15.0 million of the purchase price was deposited in escrow (carried as restricted cash in our Statement of Net Assets in Liquidation) pending the resolution of any asserted indemnification claim(s) by Powerwave. Powerwave filed a claim for indemnification with the Escrow Agent in May 2006. The nature and scope of this obligation is presently the subject of pending litigation with Powerwave, and as a result, the Company is presently unable to reasonably estimate the maximum amount that could be ultimately payable under this agreement. See “Powerwave Indemnity Claims,” below.

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. There were no incentive bonuses paid during the six months ended August 1, 2008. The amounts associated with these obligations have been accrued as of August 1, 2008.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. There were no incentive bonuses paid during the six months ended August 1, 2008. The amounts associated with these obligations have been accrued as of August 1, 2008.

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

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims against the Company for lifetime medical benefits for these former officers, their spouses and minor children. The total of both claims exceeded $11.0 million. The Company denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants joined the arbitration to assert an individual claim for lifetime medical care, which the Company also denied. The arbitration hearing was held in San Diego, California on April 21, 2008 through April 25, 2008. On May 14, 2008, the arbitrator issued an interim award, and on August 6, 2008 issued a final award to the parties, and determined that none of the claimants were entitled to any recovery from the Company.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. These claims arise primarily from product warranty claims made against Powerwave by REMEC’s former customers after closing of the sale of the Wireless Systems business unit. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. The case has been bifurcated into two phases, with contract interpretation issues (“Phase I”) to be resolved before issues of liability and damages (“Phase II”). Discovery has commenced on Phase I and is ongoing.

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

Note 3. Income Tax Contingencies

Estimated taxes payable, including estimated interest and penalties payable, are approximately $7.7 million as of August 1, 2008 and $7.2 million as of January 31, 2008. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation claims and liabilities, including indemnification claims from Powerwave (see Note 2, Commitments and Contingencies, under Claims and Litigation “Powerwave Indemnity Claims.”) If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction could potentially be subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities.

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

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of August 1, 2008 and January 31, 2008, together with changes in net assets for the three and six months ended August 1, 2008 and August 3, 2007, respectively.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s litigation, liabilities and obligations, costs including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. See Part II, Item 1A, “Risk Factors” for additional information regarding these risks and uncertainties. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

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

Net Assets in Liquidation

The following paragraphs summarize certain material actions and events which have occurred regarding the Company’s liquidation process during the three and six months ended August 1, 2008.

Three Months Ended August 1, 2008

Net assets in liquidation decreased approximately $14.8 million, or $0.49 per share, to $23.8 million for the three months ended August 1, 2008.

Six Months Ended August 1, 2008

Net assets in liquidation decreased approximately $14.7 million, or $0.49 per share, to $23.8 million for the six months ended August 1, 2008.

The primary reason for the decrease in net assets in liquidation for the six months ended August 1, 2008, was the result of the liquidating cash distribution paid to our shareholders on July 7, 2008 of approximately $15.0 million, or $0.50 per share.

The Company increased its reserve for income taxes, net, approximately $0.5 million which decreased net assets in liquidation for the six months ended August 1, 2008. The change in the income tax reserve relates primarily to the increase in potential interest and penalties associated with uncertain tax positions (see Note 3, “Income Tax Contingencies”) and deferred interest income on our restricted cash held in escrow related to the sale of our Wireless Systems business sold to Powerwave Technologies, Inc., (“Powerwave”) to satisfy potential indemnification obligations (see Note 2, Commitments and Contingencies, under Claims and Litigation “Powerwave Indemnity Claims.”) Decreases in net assets for the six months ended August 1, 2008 are off-set by the change in estimated costs to be incurred during liquidation which include a reduction for liability insurance related the directors and officers policy premium, amounting to approximately $0.5 million. Additionally, during the second quarter of fiscal 2009, the Company successfully defended its Retiree Medical Claim Arbitration in arbitration (see Note 2, Commitments and Contingencies, under Claims and Litigation “Retiree Medical Claim Arbitration.”) On May 14, 2008, the arbitrator issued an award to the parties, and determined that none of the claimants were entitled to any recovery from the Company. As a result, the related potential award reserve of approximately $0.5 million was reversed.

Liquidity and Capital Resources

As of August 1, 2008, net assets in liquidation totaled $23.8 million. Total assets of $40.0 million include $18.3 million in cash and cash equivalents and $20.7 million of restricted cash. Restricted cash consists of approximately $16.8 million for escrow funds and interest held back in escrow pending the resolution of indemnity claims arising from the sale of the Wireless Systems business unit, and $3.9 million of restricted cash held as security on letters of credit. Receivable and other assets consist of approximately $1.0 million and long term notes receivables of approximately $0.3 million. Total assets are offset by approximately $16.2 million of estimated total liabilities to be incurred during liquidation, consisting of $7.7 million in taxes payable, $5.0 million related to potential estimated indemnification costs, $3.0 million of estimated operating costs, and $0.5 million of estimated litigation costs.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At August 1, 2008, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

On June 17, 2008, the Board of Directors approved a cash liquidating distribution of approximately $15.0 million, or $0.50 per share to shareholders of record as of the close of business on June 27, 2008 pursuant to our Plan of Dissolution. On July 7, 2008, a cash liquidating distribution was made to all shareholders of record as of June 27, 2008 at a rate of $0.50 per share, totaling $15.0 million.

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

Off-Balance Sheet Arrangements

As of August 1, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of August 1, 2008 are reported in the condensed consolidated statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of August 1, 2008 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.2 million net of sublease income totaling approximately $2.4 million.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million in restricted cash at August 1, 2008, which has no related exposure to interest rate movement.

Investments

At August 1, 2008, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $14.6 million all of which are stated at fair value. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of $14.6 million of our cash equivalents at August 1, 2008, as these consisted of securities with maturities of less than three months.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ended August 1, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Retiree Medical Claim Arbitration

On October 7, 2005, the Company informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, the Company received written notice from each of two retired former officers, asserting claims against the Company for lifetime medical benefits for these former officers, their spouses and minor children. The total of both claims exceeded $11.0 million. The Company denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the claimants joined the arbitration to assert an individual claim for lifetime medical care, which the Company also denied. The arbitration hearing was held in San Diego, California on April 21, 2008 through April 25, 2008. On May 14, 2008, the arbitrator issued an interim award, and on August 6, 2008 issued a final award to the parties, and determined that none of the claimants were entitled to any recovery from the Company.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. These claims arise primarily from product warranty claims made against Powerwave by REMEC’s former customers after closing of the sale of the Wireless Systems business unit. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. The case has been bifurcated into two phases, with contract interpretation issues (“Phase I”) to be resolved before issues of liability and damages (“Phase II”). Discovery has commenced on Phase I and is ongoing.

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

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At August 1, 2008, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Date: September 15, 2008