Form 10-Q
period 2008-10-31
REMEC INC
filed 2008-12-15
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 5, 2008
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended October 31, 2008

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A, “Risk Factors” included herein and throughout this Quarter Report on Form 10-Q for the period ended October 31, 2008. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying October 31, 2008 and November 2, 2007 interim financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2008 included in our fiscal year end January 31, 2008 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	October 31, 2008 (unaudited)	January 31, 2008
ASSETS
Cash and cash equivalents	$17,518	$34,545
Restricted cash	20,738	20,423
Receivables and other assets	870	967

Total assets	39,126	55,935

LIABILITIES
Estimated taxes payable	7,250	7,200
Estimated indemnification costs	5,000	5,000
Estimated costs to be incurred during liquidation	2,989	3,408
Estimated litigation costs	450	1,832

Total liabilities	15,689	17,440

Net assets in liquidation	$23,437	$38,495

The accompanying notes are an integral part of these condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
Net assets in liquidation, beginning of period	$23,808	$58,096	$38,495	$54,557
Liquidation basis adjustments:
Estimated net costs during liquidation	(379)	1,143	(280)	3,853
Estimated litigation costs	(307)	(120)	321	(201)
Adjust liabilities, net to estimated settlement amounts	315	(135)	(84)	775

Net change in liquidation basis adjustments	(371)	888	(43)	4,427

Distributions to shareholders	—	—	(15,015)	—
Net increase (decrease) in net assets in liquidation	(371)	888	(15,058)	4,427

Net assets in liquidation, end of period	$23,437	$58,984	$23,437	$58,984

The accompanying notes are an integral part of these condensed financial statements.

REMEC, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2008

(unaudited)

Note 1. Basis of Presentation

Interim Financial Data

The interim condensed financial statements included herein have been prepared by REMEC, Inc., (“REMEC” or the “Company”) without audit, in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 8-03 of Regulation S-X for smaller reporting companies of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2008, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed financial statements included herein reflect all adjustments, consisting of normal recurring adjustments and other adjustments related to our liquidation, necessary to present fairly the financial position of REMEC as of October 31, 2008. Operations for the interim periods are not indicative of the results, which may be reported for any other interim periods or for the entire fiscal year.

The January 31, 2008 condensed statements of net assets in liquidation and amounts related to disclosure of January 31, 2008 balances within these condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements.

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

Based on our projections of operating expenses and liquidation costs as of October 31, 2008, we estimate that the remaining amount of additional future liquidating distributions will range from $0.13 to $0.80 per common share. The actual amount available for distribution, if any, could be less than $0.13 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $0.80 if we are able to resolve our liabilities for less than our estimated reserves. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for taxes may vary from ultimate amounts, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for the liquidating distributions, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable and periodically as we pay our remaining liabilities and obligations subject to law.

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

Principles of Consolidation

The financial statements prior to August 1, 2008 are presented on a consolidated basis which includes the accounts of REMEC and its majority owned subsidiaries. Effective August, 1, 2008, REMEC dissolved its remaining dormant majority owned subsidiaries, which included the REMEC United Kingdom subsidiaries. Accordingly, the accompanying condensed financial statements as of October 31, 2008 present REMEC on standalone basis. For all periods prior to August 1, 2008, intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to estimated costs to be incurred during liquidation liabilities in prior period amounts in order to conform with the current period presentation.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting periods. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation and taxes payable, estimated indemnification costs, and estimated litigation costs to have the greatest potential impact on our condensed financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including severance for our remaining employees, board fees, insurance and claims expense, facility lease expense (see Note 2, Commitments and Contingencies under “Leases”) and miscellaneous other costs, partially offset by facility sub-lease income. As of October 31, 2008, such costs were estimated at approximately $3.0 million and taxes payable were estimated at approximately $7.3 million based on probable exposure. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation and taxes payable, may increase, reducing net assets available in liquidation.

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

Estimated Indemnification Costs

Under the liquidation basis of accounting, we accrue for estimated potential indemnification costs associated with the sale of our Wireless Systems business unit in fiscal 2006. As of October 31, 2008, such costs were estimated at approximately $5.0 million; (see Note 2, Commitments and Contingencies, under “Claims and Litigation.”)

Concentrations

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash equivalents At October 31, 2008, cash equivalents consisted primarily of money market funds which invest exclusively in short-term United States Government obligations, including securities issued or guaranteed by the United States Government, its agencies, authorities, instrumentalities or sponsored entities, and United States Treasury securities and related repurchase agreements. Money market funds in excess of certain amounts are not insured by U.S.Treasury or guaranteed by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash was approximately $20.7 million as of October 31, 2008. Restricted cash consists of approximately $16.8 million for escrow funds and interest held back in escrow pending the resolution of indemnity claims arising from the sale of the Wireless Systems business unit (see Note 2, Commitments and Contingencies, under Claims and Litigation “Powerwave Indemnity Claims.”) The remaining balance of $3.9 million represents certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations, which are secured by cash. The terms of these letters of credit expire upon the extinguishment of the underlying obligation. At that time, the certificates of deposit will be liquidated.

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $0.4 million as of October 31, 2008, represent estimated future legal fees and costs to be incurred.

As of October 31, 2008, we are not aware of and we have not accrued for any material outstanding litigation other than as described in Note 2, Commitments and Contingencies, under “Claims and Litigation.”

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

Note 2. Commitments and Contingencies

Leases

The minimum future lease payments under non-cancelable operating leases for REMEC’s remaining facilities as of October 31, 2008 are approximately $2.3 million, which is expected to be reduced by contractual sublease income totaling approximately $2.2 million.

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

During the third quarter of fiscal 2006, the Company agreed to indemnify Powerwave Technologies, Inc., under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems business unit. Contemporaneous with the sale date, $15.0 million of the purchase price was deposited in escrow (carried as restricted cash in our Statement of Net Assets in Liquidation) pending the resolution of any asserted indemnification claim(s) by Powerwave. Powerwave filed a claim for indemnification with the Escrow Agent in May 2006. The nature and scope of this obligation is presently the subject of pending litigation with Powerwave. See “Powerwave Indemnity Claims,” below.

Performance Base Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, may receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. There were no incentive bonuses paid during the nine months ended October 31, 2008. The amounts associated with these obligations have been accrued as of October 31, 2008.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, may receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. There were no incentive bonuses paid during the nine months ended October 31, 2008. The amounts associated with these obligations have been accrued as of October 31, 2008.

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

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. These indemnification claims arise primarily from alleged product warranty claims made against Powerwave by REMEC’s former customers after closing of the sale of the Wireless Systems business unit. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. The case has been bifurcated into two phases, with contract interpretation issues (“Phase I”) to be resolved before issues of liability and damages (“Phase II”).

Other

Other than the claims and lawsuits described above, neither REMEC nor any of its former subsidiaries are presently subject to any material claims or litigation, nor to REMEC’s knowledge, are such claims or litigation threatened against REMEC or its former subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

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

Note 3. Income Tax Contingencies

Estimated taxes payable, including estimated interest and penalties payable, are approximately $7.3 million as of October 31, 2008 and $7.2 million as of January 31, 2008. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation claims and liabilities, including indemnification claims from Powerwave (see Note 2, Commitments and Contingencies, under Claims and Litigation “Powerwave Indemnity Claims.”) If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The preliminary purchase price allocations attributable to each transaction could potentially be subject to change for tax purposes and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities.

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

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of October 31, 2008 and January 31, 2008, together with changes in net assets for the three and nine months ended October 31, 2008 and November 2, 2007, respectively.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying condensed financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

Net Assets in Liquidation

The following paragraphs summarize certain material actions and events which have occurred regarding the Company’s liquidation process during the three and nine months ended October 31, 2008.

Three Months Ended October 31, 2008

Net assets in liquidation decreased approximately $0.4 million, or $0.01 per share, to $23.4 million for the three months ended October 31, 2008.

Nine Months Ended October 1, 2008

Net assets in liquidation decreased approximately $15.1 million, or $0.50 per share, to $23.4 million for the nine months ended October 31, 2008.

The primary reason for the decrease in net assets in liquidation for the nine months ended October 31, 2008, was the result of the liquidating cash distribution paid to our shareholders on July 7, 2008 of approximately $15.0 million, or $0.50 per share.

Other changes in net assets for the nine months ended October 31, 2008 include the change in estimated costs to be incurred during liquidation which include a reduction for liability insurance related the directors and officers policy premium, amounting to approximately $0.5 million. Additionally, during the second quarter of fiscal 2009, the Company successfully defended its Retiree Medical Claim in arbitration. On May 14, 2008, the arbitrator issued an award to the parties, and determined that none of the claimants were entitled to any recovery from the Company. As a result, the related potential award reserve of approximately $0.5 million was reversed.

Liquidity and Capital Resources

As of October 31, 2008, net assets in liquidation totaled $23.4 million. Total assets of $39.1 million include $17.5 million in cash and cash equivalents and $20.7 million of restricted cash. Restricted cash consists of approximately $16.8 million for escrow funds and interest held back in escrow pending the resolution of indemnity claims arising from the sale of the Wireless Systems business unit, and $3.9 million of restricted cash held as security on letters of credit. Receivable and other assets consist of approximately $0.6 million and long term notes receivables of approximately $0.3 million. Total assets are offset by approximately $15.7 million of estimated total liabilities to be incurred during liquidation, consisting of $7.3 million in taxes payable, $5.0 million related to potential estimated indemnification costs, $3.0 million of estimated operating costs, and approximately $0.4 million of estimated litigation costs.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At October 31, 2008, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Off-Balance Sheet Arrangements

As of October 31, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of October 31, 2008 are reported in the condensed statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of October 31, 2008 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of contractual sublease income totaling approximately $2.2 million.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Risk

In connection with the adoption of our Plan of Dissolution, certain letters of credit that were previously secured by our domestic trade receivables and inventory are now secured by $3.9 million in restricted cash at October 31, 2008, which has no related exposure to interest rate movement.

Investments

At October 31, 2008, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $14.6 million all of which are stated at fair value. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of $14.6 million of our cash equivalents at October 31, 2008, as these consisted of securities with maturities of less than three months.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and between Powerwave Technologies, Inc. (“Powerwave”) and REMEC and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received a copy of a certificate, submitted by Powerwave to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC potentially in excess of the escrow funds ($15.0 million), together with instructions not to release the escrow funds on the release date of June 2, 2006. These indemnification claims arise primarily from alleged product warranty claims made against Powerwave by REMEC’s former customers after closing of the sale of the Wireless Systems business unit. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5.0 million. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. The case has been bifurcated into two phases, with contract interpretation issues (“Phase I”) to be resolved before issues of liability and damages (“Phase II”).

Other

Other than the claims and lawsuits described above, neither REMEC nor any of its former subsidiaries are presently subject to any material claims or litigation, nor to REMEC’s knowledge, are such claims or litigation threatened against REMEC or its former subsidiaries, other than routine actions and administrative proceedings arising in the ordinary course of business, all of which collectively are not anticipated to have a material adverse effect on the financial condition of REMEC.

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

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At October 31, 2008, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Date: December 15, 2008