Form 10-K
period 2009-01-31
REMEC INC
filed 2009-05-01
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009.

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

Title of Class:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on August 1, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,721,273 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of April 17, 2009 was 30,031,000.

Documents incorporated by reference: Certain exhibits filed with the registrant’s prior registration statements, periodic reports on forms 8-K, forms 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

REMEC, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended January 31, 2009

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of REMEC;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of outstanding creditor claims and the ongoing litigation against us; and

•	any statements regarding the amount of future liquidating distributions, if any, and the timing thereof, to our shareholders.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part I, Item 1A, “Risk Factors” included herein and throughout this Annual Report on Form 10-K for the year ended January 31, 2009. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution; and

•	our ability to successfully resolve all our outstanding or unknown future creditor claims and litigation.

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

INTRODUCTION

REMEC, Inc. (“REMEC” or the “Company” “us,” “our,” or “we”) was incorporated in California in January 1983. Our principal executive offices are located at 3790 Via de la Valle, Suite 211, Del Mar, California 92014, and the telephone number for that location is (858) 259-4302. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by REMEC, Inc. with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090. REMEC also provides access to its most recently filed reports through the Company’s website at www.remec.com after filing such material with the SEC. Information contained in, or that can be viewed on our website is not part of this annual report on Form 10-K. Our common stock trades on the OTC Bulletin Board (OTCBB) exchange under the symbol “REMC.OB.”

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

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or may trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Based on our projections of operating expenses and liquidation costs as of January 31, 2009, we estimate that the remaining amount of additional future liquidating distributions will range from $0.15 to $0.83 per common share. The actual amount available for distribution, if any, could be less than $0.15 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $0.83 if we are able to resolve our remaining liabilities for less than our reserves, and we do not incur additional or unexpected liabilities or expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to our shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for authorizing future liquidating distributions, it intends, subject to contingencies inherent in winding up our business, to make such distributions periodically and as promptly as practicable as we pay or resolve our remaining liabilities and obligations.

Segment Information

In connection with the adoption of our Plan of Dissolution, effective September 3, 2005 and for all subsequent periods, we did not generate revenues from the sale of products and we have ceased all sales and marketing efforts. We do not have a supply of products available for sale, and, therefore, we no longer have customers or related concentration of risk. The remaining entity reports in one segment and accordingly does not report segment information.

Fiscal 2009 and Recent Developments

Retiree Medical Claim Arbitration: On October 7, 2005, we informed certain retired former officers of the Company that pursuant to the adoption of the Plan of Dissolution by the Company’s shareholders, the Company’s health care benefits for all employees and retirees would cease as of December 31, 2005. On May 11, 2006, we received written notice from two retired former officers asserting claims against the Company for lifetime medical benefits for these former officers, their spouses and minor children. The total of both claims exceeded $11.0 million. We denied these claims in total. On or about November 13, 2006, the Company and each of the former officers agreed to a private binding arbitration to resolve this dispute. A former spouse of one of the officers joined the arbitration to assert an individual claim. The arbitration hearing was held in San Diego, California on April 21st to 25th, 2008. On May 14, 2008, the arbitrator issued an award to the parties, and determined that none of the claimants were entitled to any recovery from the Company. As a result, the related potential award reserve of approximately $0.5 million was reversed during the second quarter of fiscal 2009.

Distributions: On June 17, 2008, we announced that our Board of Directors approved a cash liquidating distribution of $0.50 per share to shareholders of record on June 27, 2008. On July 8, 2008, a cash liquidating distribution was made to all shareholders of record as of the close of business on June 27, 2008 at a rate of $0.50 per share, totaling $15.0 million.

Powerwave Indemnity Claims: On March 10, 2009, the Company and Powerwave entered into a settlement agreement pursuant to which the Company agreed to pay to Powerwave the sum of $1,960,000; Powerwave agreed to release to the Company all funds held in escrow from the Company’s sale of its former Wireless Systems Business to Powerwave, including accrued interest, (approximately $16.93 million in total); the parties agreed to a mutual release of all claims related to the sale of the Wireless Systems Business, including but not limited to claims arising from the asset purchase agreement between the parties, and to dismiss the legal action with prejudice. In addition, Powerwave agreed to assume all product warranty claims arising from the purchased assets or relating to the Wireless Systems Business as defined in the asset purchase agreement. On March 23, 2009, we paid Powerwave $1,960,000 in accordance with the mutual release agreement. On March 27, 2009, we received the escrow funds from the custodian of the escrow account. On April 1, 2009, the entire action was dismissed with prejudice. (See Note 4 to the financial statements, Commitments and Contingencies under “Claims and Litigation” for current claims and litigation.)

Employees

As of January 31, 2009, we had two full-time employees, who were our Executive Officers. We consider our relationships with our existing employees to be good.

Executive Officers

See Part III, Item 10.

Contract Personnel

From time to time, we utilize contract personnel to assist us in implementing our Plan of Dissolution.

Item 1A.	Risk Factors.

Risks Associated with Our Liquidation and Dissolution

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our Plan of Dissolution and the timing and amount of future liquidating distributions, if any, to our shareholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our shareholders under the Plan of Dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, sales of non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters, and unexpected or greater than expected expenses. We cannot assure you that we will successfully defend against the outstanding litigation matters filed against us or any new claims filed against us. In addition, regardless of the merit or eventual outcome of our existing litigation matters or any new claims which may be filed against us, these existing or potential litigation matters may result in the expenditure of a significant amount of cash for legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be less than or more than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock and closed our transfer books. Our common stock was traded on the Nasdaq National Market (Nasdaq) under the symbol “REMC.” Since the de-listing, our common stock has been trading in on the OTC Bulletin Board under the symbol “REMC.OB.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions, if any, as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all litigation in a favorable manner.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. Our obligations to creditors include, among other things, long-term contractual obligations. The Company’s commitments and contingencies include claims and litigation against the Company. While the Company is vigorously defending against these matters, the outcome of pending litigation is not determinable. In addition, we cannot assure you that third parties will not assert additional claims or litigation against us, including but not limited to claims arising prior to the adoption of the Plan of Dissolution and the sale of our business units and assets. For example, to the extent that liability for product warranties was not assumed by the purchasers of our former business units, defects or errors in products and component parts designed and manufactured by certain former REMEC subsidiaries could result in legal claims against us. These potential claims may result in additional liability to the Company. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. As part of the wind up process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation in a favorable manner could delay or even prevent us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and to resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders. The ultimate settlement, if any, may vary significantly from amounts presently accrued. Any unfavorable settlement could materially affect our financial position and net assets in liquidation. The amounts of settlements or damage payments, if we do not successfully defend cases that are not settled, could reduce future distributions to the lower end, or below the lower end, of our current estimated distribution range.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Liabilities and expenses from operations, such as operating costs, directors and officers liability insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind up our operations and implement our Plan of Dissolution. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved. These expenses and liabilities will reduce the amount of assets available for future distribution out of the liquidation to shareholders.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting and audited financial statements as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This annual report on Form 10-K does not require an attestation from the Company’s independent registered public accounting firm, but we will be required to obtain that attestation as early as the annual report on Form 10-K for our fiscal year ending January 31, 2010. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders.

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2009, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Although our Board of Directors has not established a firm timetable for future cash liquidating distributions to our shareholders, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid, settled or resolved. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, sales of non-cash assets, claim settlements with creditors, new claims made by third parties and the settlement or the final resolution of any outstanding or future litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or diminish the amount available for such distribution to our shareholders.

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

During fiscal years 2007 and 2008 we entered into agreements which resulted in the complete sublease of our former headquarters facility at 3790 Via de la Valle, Suite 311, Del Mar, California, through the remainder of the lease term.

Our facility at 13950 Stowe Drive, Poway, California, under lease expiring in February 2010, is also fully subleased through the remainder of the lease term.

The minimum future lease payments under non-cancelable operating leases as of January 31, 2009 are approximately $2.0 million, which is expected to be reduced by sublease payments totaling approximately $1.9 million.

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

Securities Class Action

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging that between September 8, 2003 and September 8, 2004 (the “Class Period”) the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition, operations and future business prospects in violation of federal securities laws. On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

After several consolidated and amended complaints were filed, challenged by the Defendants and dismissed by the Court with leave to amend, the Court denied the Company’s Motion to Dismiss the Fourth Amended Complaint on September 26, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. On November 21, 2007 the Court granted Plaintiff’s motion for class certification.

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. A Pretrial Conference has been scheduled by the Court for June 26, 2009, at which time a trial date will be set. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and intends to vigorously defend the asserted claims.

Other

Other than the claims and lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material claims or litigation, nor to REMEC’s knowledge, are such claims or litigation threatened against REMEC or its subsidiaries.

Environmental Matters

We follow the policy of monitoring our properties under lease for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our leased properties that would have a material effect on our financial condition. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was previously traded on the Nasdaq National Market (Nasdaq) beginning on February 1, 1996 under the symbol “REMC.” On October 10, 2005, we provided a delisting notice to Nasdaq and voluntarily requested that our common stock be de-listed from Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from NASDAQ, October 13, 2005, our shares have continued to trade on the OTC Bulletin Board (OTCBB) exchange under the symbol “REMC.OB”. The Over-the-Counter quotations reflect inter-dealer bid prices, without retail mark-up, markdown or commission and may not represent actual transactions.

On April 17, 2009, the number of shareholders of record of REMEC common stock was 496 and the closing sale price of REMEC common stock was $0.76 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on Nasdaq and the OTCBB for the quarterly periods indicated.

	High	Low
Fiscal 2008
First Quarter	$1.55	$1.46
Second Quarter	1.57	1.47
Third Quarter	1.74	1.45
Fourth Quarter	1.74	0.97

Fiscal 2009
First Quarter	$1.08	$0.95
Second Quarter	1.22	0.62
Third Quarter	0.75	0.57
Fourth Quarter	0.65	0.52

Fiscal 2010
First Quarter (through April 17, 2009)	$0.87	$0.54

Dividends

Distributions

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of the cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business unit to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share totaling approximately $39.2 million.

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling approximately $22.5 million.

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business on December 14, 2007 pursuant to our Plan of Dissolution. On December 21, 2007, a cash liquidating distribution was made to all shareholders of record as of December 14, 2007 at a rate of $0.75 per share, totaling approximately $22.5 million.

On June 17, 2008, the Board of Directors approved a cash liquidating distribution of approximately $15.0 million, or $0.50 per share to shareholders of record as of the close of business on June 27, 2008 pursuant to our Plan of Dissolution. On July 7, 2008, a cash liquidating distribution was made to all shareholders of record as of June 27, 2008 at a rate of $0.50 per share, totaling approximately $15.0 million.

The sources for payment of these distributions were funds made available from the settlement of liabilities and the liquidation of assets.

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range from $0.15 to $0.83 per common share.

Recent Sales of Unregistered Securities

Since February 1, 2007, we have not issued any securities that have not been registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2009.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical financial statements and related notes thereto included elsewhere in this report.

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

The Company is in the process of finalizing the disposition of its remaining business assets, including the completion of outstanding litigation and the payment of liabilities. During this period, we will not continue our business as a going concern.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

Net Assets in Liquidation

Net assets in liquidation decreased $13.5 million, or $0.45 per share, to $24.9 million for the fiscal year ended January 31, 2009 from $38.5 million for the year ended January 31, 2008. (In thousands, except per share data):

	Fiscal Years Ended January 31,
	2009	2008
Net assets in liquidation	$24,946	$38,495
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$0.83	$1.28

The following paragraph summarizes certain material actions and events which have occurred regarding the Company’s liquidation process during the year ended January 31, 2009.

The primary reason for the decrease in net assets in liquidation for the twelve months ending January 31, 2009, was the result of the liquidating cash distribution paid to our shareholders on July 8, 2008 of approximately $15.0 million, or $0.50 per share (see Item 5, “Dividends.”)

On March 10, 2009, the Company entered into a settlement agreement pursuant to which REMEC agreed to pay to Powerwave the sum of $1,960,000. As a result, the related indemnification reserve of $5.0 million was reversed and the Company recorded the agreed settlement of $1,960,000, net change of approximately $3.0 million which increased net assets in liquidation (see Item 3, “Legal Proceedings.”) Additionally, during the second quarter of fiscal 2009, the Company successfully defended its Retiree Medical Claim in arbitration. On May 14, 2008, the arbitrator issued an award to the parties, and determined that none of the claimants were entitled to any recovery from the Company. As a result, the related reserve of approximately $0.5 million was reversed.

The Company increased its reserve for income taxes, net, approximately $0.2 million which decreased net assets in liquidation for the twelve months ending January 31, 2009. The change in the income tax reserve relates primarily to the increase in potential interest and penalties associated with uncertain tax positions. (See Note 2 to the financial statements, Summary of Significant Accounting Policies, under “Income Taxes”.)

Other changes in net assets for the twelve months ending January 31, 2009 include the change in estimated costs to be incurred during liquidation, reserves for the remaining legal fees associated with defense, changes in lease settlement costs and operating costs associated with winding up operations of approximately $1.8 million.

Results of Operations

In connection with the adoption of the Plan of Dissolution, and the adoption of the liquidation basis of accounting for all periods subsequent to September 2, 2005, we do not generate revenue and have no supply of product available for sale, and, therefore, we do not incur cost of revenues.

Liquidity and Capital Resources

As of January 31, 2009, net assets in liquidation totaled $24.9 million. Total assets of $38.1 million include $16.4 million in cash and cash equivalents and $20.8 million of restricted cash. Restricted cash consists of approximately $16.9 million for a portion of the purchase price, with interest, held in escrow from the sale of the Wireless Systems Business unit, and $3.9 million of restricted cash held as security on letters of credit (see Note 2 to the financial statements, Summary of Significant Accounting Policies, “Restricted Cash” for events subsequent to year-end.) Receivables and other assets consist of approximately $0.8 million, which includes notes receivables of approximately $0.3 million. Total assets are offset by approximately $13.1 million of estimated total liabilities to be incurred during liquidation, consisting of approximately $7.5 million in taxes payable, approximately $2.0 million related to indemnification costs, approximately $3.5 million of estimated operating costs (see Note 2 to the financial statements, Summary of Significant Accounting Policies, “Estimated Costs to be Incurred During Liquidation and Taxes Payable,”) and approximately $0.1 million of estimated litigation costs.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At January 31, 2009, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

Distributions

On August 2, 2005, we filed additional proxy material with the SEC that provided shareholders with an estimate of the cash and the number of shares of Powerwave common stock that would be distributed to REMEC shareholders following the sale of REMEC’s Wireless Systems business unit to Powerwave. That filing indicated shareholders were ultimately expected to receive between $2.45 to $2.95 in total cash distributions and 0.333 shares of Powerwave stock for every share of REMEC stock held at the time the transaction closed. In September 2005, 10 million shares of Powerwave stock were issued to the shareholders of record on September 13, 2005 of REMEC stock at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock held. On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share totaling approximately $39.2 million.

On October 19, 2006, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of November 1, 2006 pursuant to our Plan of Dissolution. On November 8, 2006, a cash liquidating distribution was made to all shareholders of record as of November 1, 2006 at a rate of $0.75 per share, totaling approximately $22.5 million.

On December 14, 2007, the Board of Directors approved a cash liquidating distribution of approximately $22.5 million, or $0.75 per share to shareholders of record as of the close of business on December 14, 2007 pursuant to our Plan of Dissolution. On December 21, 2007, a cash liquidating distribution was made to all shareholders of record as of December 14, 2007 at a rate of $0.75 per share, totaling approximately $22.5 million.

On June 17, 2008, the Board of Directors approved a cash liquidating distribution of approximately $15.0 million, or $0.50 per share to shareholders of record as of the close of business on June 27, 2008 pursuant to our Plan of Dissolution. On July 7, 2008, a cash liquidating distribution was made to all shareholders of record as of June 27, 2008 at a rate of $0.50 per share, totaling approximately $15.0 million.

The sources for payment of these distributions were funds made available from the settlement of liabilities and the liquidation of assets.

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range from $0.15 to $0.83 per common share.

Critical Accounting Policies

Our financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

Liquidation Basis of Accounting

As a result of the approval of our Plan of Dissolution and Liquidation, we took steps to initiate our complete liquidation and as such, the information provided in this Report on Form 10-K reflects our adoption of the liquidation basis of accounting effective September 3, 2005 in accordance with accounting principles generally accepted in the United States. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for future estimated general and administrative expenses and other costs expected to be incurred during the liquidation (exclusive of interest expense). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation and taxes payable, estimated indemnification costs and estimated litigation costs have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services, facility lease expense partially offset by facility sub-lease income (see Note 5 to the financial statements, Commitments and Contingencies under “Leases”) and miscellaneous other costs. As of January 31, 2009, such costs were estimated at approximately $3.5 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Taxes payable were estimated at approximately $7.5 million based on probable exposure. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Estimated Indemnification Costs

Under the liquidation basis of accounting, we have accrued for indemnification costs associated with the sale of our Wireless Systems business unit in fiscal 2006. As of January 31, 2009, such costs were approximately $2.0 million. (See Note 6 to the financial statements, Subsequent Event.)

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $0.1 million as of January 31, 2009, represent estimated future legal fees and costs to be incurred.

As of January 31, 2009, we are not aware of and we have not accrued for any material outstanding litigation other than as described in Note 4 to the financial statements, Commitments and Contingencies, under “Claims and Litigation.

Recently Issued Accounting Standards

As of January 31, 2009 there were no new accounting pronouncements that had a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of January 31, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of January 31, 2009 are reported in the statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of January 31, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of sublease payments totaling approximately $1.9 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At January 31, 2009, we maintain certain letters of credit which are secured by $3.9 million in restricted cash, which has no related exposure to interest rate movement.

Investments

At January 31, 2009, our investment portfolio includes cash equivalent securities held in a money market account with a recorded value of approximately $16.1 million all of which approximate fair value. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on our cash and cash equivalents at January 31, 2009, as these consisted of securities with maturities of less than three months.

Foreign Currency Exchange Rate Fluctuations

In connection with the adoption of the Plan of Dissolution, we do not have any foreign operations or foreign held cash accounts; as a result we have no exposure to foreign currency exchange rate fluctuations.

Impact of Inflation

We do not believe our operations will be materially impacted by moderate changes in the inflation rate.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements on page 27.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, in this Annual Report on Form 10-K for the year ending January 31, 2009 we report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accountants will not be required to attest to and report on management’s assessment until the Company’s fiscal year ending January 31, 2010.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended January 31, 2009, the Company’s President and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Director’s regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on “Internal Control — Integrated Framework.” Based upon this assessment, management believes that, as of January 31, 2009, our internal control over financial reporting is effective in accordance with those criteria.

Management’s assessment or the effectiveness of our internal controls over financial reporting was not audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm. Management’s report was not subject to attestation pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Subsequent Event

On March 10, 2009, the Company and Powerwave entered into a settlement agreement pursuant to which the Company agreed to pay to Powerwave the sum of $1,960,000; Powerwave agreed to release to the Company all funds held in escrow from the Company’s sale of its former Wireless Systems Business to Powerwave, including accrued interest, (approximately $16.93 million in total); the parties agreed to a mutual release of all claims related to the sale of the Wireless Systems Business, including but not limited to claims arising from the asset purchase agreement between the parties, and to dismiss the legal action with prejudice. In addition, Powerwave agreed to assume all product warranty claims arising from the purchased assets or relating to the Wireless Systems Business as defined in the asset purchase agreement. On March 23, 2009, we paid Powerwave $1,960,000 in accordance with the mutual release agreement. On March 27, 2009, we received the escrow funds from the custodian of the escrow account. On April 1, 2009, the entire action was dismissed with prejudice. See Note 4 to the financial statements, Commitments and Contingencies under “Claims and Litigation” for current claims and litigation.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the executive officers and directors of REMEC as of January 31, 2009:

Name	Age	Position
Richard A. Sackett	55	President, General Counsel, Secretary and Director
David F. Wilkinson	47	Chief Financial Officer
Thomas A. Corcoran(2)	64	Director
Mark D. Dankberg(1)	53	Director
William H. Gibbs(1)(2)	65	Director
Andre R. Horn(1)	80	Chairman of the Board
Jeffrey M. Nash(2)	61	Director

(1)	Member of the Audit Committee
(2)	Member of the Operations Committee

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

Board of Directors

Our Board of Directors consists of six members which include Richard A. Sackett, the Company’s President.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. From January 2001, he served as President of Corcoran Enterprises, LLC, a management consulting firm. Mr. Corcoran is also a Senior Advisor to the Carlyle Group, a Washington DC based private equity group and was President and CEO from January 2001 to April 2004 of Gemini Air Cargo, a Carlyle Group company. Until December 2000, Mr. Corcoran was the Chairman, President and Chief Executive Officer of Allegheny Teledyne Incorporated. Prior to that, Mr. Corcoran was the President and Chief Operating Officer of the Space and Strategic Missiles and Electronics sectors of Lockheed Martin. From 1967 to 1993 he held various management positions including Vice President and General Manager, with the Aerospace segment of General Electric Company. Mr. Corcoran is a director of L-3 Communications Holdings, Inc., La Barge, Inc., GenCorp, Inc., Serco, Plc and Aer Lingus, Plc. Mr. Corcoran is also a director of ARINC, Inc., a Carlyle Group company. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology and a director of the American Ireland Fund.

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

ANDRE R. HORN has been a director of REMEC since 1988 and has served as REMEC’s Chairman of the Board since February 2005. Mr. Horn is the retired Chairman of the Board of Joy Manufacturing Company. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn was re-elected to the Needham Board in February 2006. He is also a director and Chairman of the Board of Southwall Technologies, a maker of sputtered materials used on flexible substrates for energy conservation. Mr. Horn holds a B.S. degree in Mathematics from the University of Paris and is a graduate of the Ecole des Hautes Etudes Commerciales (Paris).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires REMEC’s directors, executive officers and persons who own more than 10% of a registered class of REMEC’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% shareholders are also required by SEC rules to furnish REMEC with copies of all Section 16(a) forms that they file. To REMEC’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, REMEC’s directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended January 31, 2009.

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

Board Meetings and Committees

The Board held a total of 2 meetings during the fiscal year ended January 31, 2009. During this period, each director attended at least 94% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he was a director) and (ii) the total number of meetings held by all committees of the Board on which he served (held during the periods that he served). REMEC has not held an Annual Meeting of Shareholders after fiscal year 2006.

REMEC has two standing committees: the Audit Committee and the Operations Committee. The current members of the committees are identified on the following table.

	Audit Committee	Operations Committee
Andre R. Horn	Member
Thomas A. Corcoran		Member
Mark D. Dankberg	Member
William H. Gibbs	Chairman	Member
Jeffrey M. Nash, Ph.D.		Chairman

The Audit Committee has a written charter approved by the Board. A copy of the charter can be found under the “Investors” section of our website at www.remec.com. The principal functions of the Audit Committee are to select REMEC’s independent auditors and approve their compensation, oversee and evaluate the performance of the independent auditors, oversee REMEC’s accounting and financial reporting policies and internal control systems and review REMEC’s interim and annual financial statements. The Audit Committee held 4 meetings during the fiscal year ended January 31, 2009. The Board has determined that all members of the Audit Committee are independent directors under the current rules promulgated by the Nasdaq Stock Market and the SEC, and each of them is able to read and understand fundamental financial statements. The Board has also determined that Mr. Horn qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The Operations Committee has the combined responsibilities of the former Compensation and Human Resources Committee and the former Nominating and Corporate Governance Committee, and adopted the existing Board approved charters of those committees. A copy of the charters can be found under the “Investors” section of our website at www.remec.com. The Operations Committee did not hold any meetings during the fiscal year ended January 31, 2009. Matters pertinent to the Company’s dissolution process were addressed by the Board of Directors for the fiscal year ended January 31, 2009. The Board has determined that all members of the Operations Committee are independent directors under the current rules promulgated by Nasdaq.

There has been no change to the procedures by which security holders may recommend nominees to our Board of Directors.

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

The Operations Committee is authorized to retain a third party advisor as it may deem appropriate in its sole discretion. During the first quarter of fiscal 2009, the Operations Committee retained Compensia, Inc., an independent compensation consulting firm, to review and evaluate the incentive pay arrangements for the Company’s executive officers. The evaluation was intended to determine whether the incentive pay arrangements were competitive with the incentive pay arrangements of other companies in similar situations, and whether the arrangements meet the goal of adequately retaining and incentivizing the executive officers to maximize shareholder return. Compensia evaluated the total potential payout range to each officer in the context of the Company’s and the officer’s particular situation. In order to set the context for this evaluation, Compensia reviewed compensation data from a total of 94 high technology companies in merger, acquisition, bankruptcy, turnaround and liquidation situations within the prior six years, and considered the effect of the liquidation period (over two years as of FYE January 31, 2008) and the size of the liquidation relative to the size of the executive team (2 officers.) Compensia also factored into its review the amount of shareholder distributions to date in the context of what was originally forecasted by the Company, and the current forecast of future distributions. Compensia concluded, as the result of this evaluation, that the incentive pay levels in the Company’s existing arrangements with its executive officers were within the range of such awards provided by the referenced companies, and that an award at the highest potential amount may be appropriate due to the return of distributions the Company’s shareholders would have received in order for the executives to be eligible for such payment as well as the time spent by the executives and the relatively small officer team.

Components of Compensation

The compensation of the two executive officers of REMEC consists of an annual salary, together with cash retention and incentive compensation. There are no health and welfare benefits, retirement benefits, or equity compensation.

Base Salary

It is the goal of our Board of Directors and the Operations Committee to establish base salaries for our executive officers as necessary to retain the services of competent professionals able to conduct Company operations during the liquidation and dissolution of REMEC, Inc. There were no changes to the executive officers base salaries during fiscal years 2009 and 2008.

Non-Equity (Cash) Retention Bonus

The provisions of the Retention Agreement for each officer provide a baseline retention bonus to insure that our executives remain employed with the Company and oversee the liquidation and dissolution process of the Company until completed or until all or substantially all of the Company’s assets are transferred to a liquidation trust. (See Retention Agreements below)

Non-Equity (Cash) Incentive Bonus

The Incentive Payment provisions of the A&R Retention Agreement (as defined below) for each officer are designed to reward our executives for achieving the highest shareholder cash distributions through the liquidation process. The amount of each Incentive Payment is tied to the amounts distributed to the shareholders, through the application of an Incentive Pay Guideline that provides for payment to the officers upon the making of liquidating distributions to the Company’s shareholders and/or the transfer of all or substantially all of the Company’s assets to a liquidation trustee. The amount of the Incentive Payment, is determined by the return to the Company’s shareholders, and is generally set forth by the formula described in the Incentive Payment Guideline (part of the A&R Retention Agreement); however, the actual amount to be paid is in the sole discretion of the Company’s Board of Directors. The Board believes that management should be rewarded for their performance as a team in the attainment of these goals; accordingly, the Incentive Pay Guideline provides the same Incentive Payment to each officer. (See Retention Agreements below)

Bonuses Awarded and Accrued

During fiscal year 2009, there were no Incentive Payment bonuses paid to the executive officers. During fiscal years 2008 and 2007, the Board of Directors authorized payment of Incentive Payment bonuses of $375,000 and $150,000 per officer, respectively to Mr. Sackett and Mr. Wilkinson, based on the return the Company’s shareholders had received through distributions and based on their performance in executing the Company’s Plan of Dissolution and in preserving and returning value to the Company’s shareholders. In authorizing these payments, the Board exercised its discretion in recognition that distributions to shareholders through fiscal year 2008 have reached the top end of the range of shareholder distributions originally forecast, and in contemplation of potential additional distributions. These Incentive Payments are non-refundable in the event that the financial goals in the Incentive Payment Guideline are not achieved, and will not affect in any manner the Retention Payment. As of January 31, 2009 our accrual for

Estimated Costs to be incurred in Liquidation includes total potential future Incentive Payments calculated in accordance with the Incentive Payment Guideline of approximately $1.3 million for both officers, based on the Company’s Net Assets in Liquidation. The amount of actual future Incentive Payments, if any, will be determined by additional shareholder distributions, are in the sole discretion of the Board of Directors, and may be greater or lesser than amounts currently accrued.

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

On or about September and October 2005, the Retention Agreements for our two executive officers and certain other key employees and executives who were necessary to complete the liquidation process under the Plan of Dissolution were amended and restated to provide an additional retention payment if the employee or executive remained employed through a stated extended period of time or for an indefinite period until the Company determined that their services were no longer necessary. As of January 31, 2009 two such agreements (“A&R Retention Agreements”) remain in effect, which are held by the Company’s executive officers.

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

During fiscal year 2009, there were no Incentive Payment bonuses paid to Mr. Sackett. Mr. Sackett received Incentive Payments of $375,000 and $150,000 in fiscal 2008 and fiscal 2007, respectively.

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

During fiscal year 2009, there were no Incentive Payment bonuses paid to Mr. Wilkinson. Mr. Wilkinson received Incentive Payments of $375,000 and $150,000 in fiscal 2008 and fiscal 2007, respectively.

Compensation for the President. Mr. Sackett has served as President since January 20, 2006. Prior to his appointment as President he served as Vice President, Assistant General Counsel from April 2004 and Vice President General Counsel and Secretary since October 1, 2005. During the fiscal year ended January 31, 2009, Mr. Sackett was paid a base salary of $229,900. Mr. Sackett is not paid for his membership on the Board of Directors and was not granted any performance-based stock options during fiscal 2009.

Compensation for the Chief Financial Officer. Mr. Wilkinson has served as the Company’s Chief Financial Officer since October of 2005. Prior to October 2005, Mr. Wilkinson was the Director of Tax for the Company from July 1998 to September 2005. During fiscal year ended January 31, 2009, Mr. Wilkinson was paid a base salary of $214,225. Mr. Wilkinson was not granted any performance-based stock options during fiscal 2009.

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

Policy Regarding Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the other four most highly compensated officers to the extent that the compensation exceeds $1 million in any one year. “Performance-based” compensation is excluded from this $1 million limitation. REMEC’s policy is to attempt to qualify its compensation (if any) for tax deductions whenever possible and consistent with the long-term goals of REMEC. In the fiscal year ended 2009, none of the REMEC executive officers or other employees of the Company exceeded the $1.0 million limitation for fiscal year 2009 for non-performance based compensation.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for fiscal year 2009, 2008 and 2007 in reference to the total members of the Executive Team, which includes required disclosure related to our Principal Executive Officer, the President.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (2)		Change in Pension Value and Non-qualified Deferred Compensation Earnings	Total
Richard A. Sackett	2009	$229,900	—	—	—	$—		—	$229,900
President, General Counsel and Secretary	2008	230,662	—	—	—	375,000		—	605,662
	2007	220,000	—	—	—	186,250	(3)	—	406,250

David F. Wilkinson	2009	214,225	—	—	—	—		—	214,225
Chief Financial Officer	2008	214,935	—	—	—	375,000		—	589,935
	2007	205,000	—	—	—	150,000		—	355,000

(1)	All cash compensation received by each executive officer is found in either the Salary or Bonus Column of this Table.
(2)	Mr. Sackett and Mr. Wilkinson were each paid $375,000 in 2008 and each paid $150,000 in 2007 as an incentive bonus payment for their performance related to the Company meeting its financial goals as set forth in the Incentive Payment provision under the Employee Retention Agreement for each officer.
(3)	Mr. Sackett was paid a retention bonus payment of $36,250 in fiscal 2007 in accordance with his Employee Retention Agreement. Also, see Note 2 to the financial statements.

Grants of Plan-Based Awards Table

There were no options granted during or for the fiscal year ended January 31, 2009.

Outstanding Equity Awards Value at Fiscal Year-End Table

There were no unexercised options previously awarded to the executive officers named above at the fiscal year end, January 31, 2009.

Option Exercises and Stock Vested Table

There were no options exercised by the executive officers named above during the fiscal year ended January 31, 2009.

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

Board Fees: For the fiscal year ended January 31, 2009, each of our non-employee Board of Directors with the exception of the Chairman received a retainer of $8,400 for the period from February 1, 2008 through January 31, 2009. The Chairman received a retainer of $46,000 for the period from February 1, 2008 through January 2009. During fiscal year 2009 our board members were authorized to receive the following fees: $2,300 for personal attendance at regular or special meetings; $1,150 for telephonic attendance at regular meetings: and $690 for attending special telephonic meetings. In September 2008, in lieu of increases to the Board retainers and fees, Board members were granted a fee equal to one day personal attendance at Board meetings for each day or part thereof that Board Members attended any trial, arbitration or other judicial hearing to give testimony on behalf of the Company, including preparation for giving testimony retroactive to September 1, 2006.

Committee Fees: Each of our non-employee Audit Committee Members with the exception of the Chairman received a retainer of $12,600 for the period from February 1, 2008 through January 31, 2009 and the Chairman Mr. Gibbs received a retainer of $16,800. Members were authorized to receive $690 for each meeting attended in person and $345 for telephonically held meetings. The Chairman of the Audit Committee, Mr. Gibbs received $2,070 for each meeting attended in person; $1,035 for telephonically held meetings.

Each of our non-employee Operations Committee Members, with the exception of the Chairman, was authorized to receive $740 for each meeting attended in person and $370 for telephonically held meetings during the period from February 1, 2008 to January 31, 2009. The Chairman of the Operations Committee was authorized to receive $1,050 for each meeting attended in person and $525 for telephonically held meetings. The Operations Committee Directors’ did not receive annual retainers for their participation on the committee.

Equity Awards: In the 2009 fiscal year, no Directors received any options to purchase shares of REMEC common stock. Non-employee directors are also reimbursed for their reasonable travel expenses in attending Board and committee meetings.

The following table provides compensation information for the one year period ended January 31, 2009 for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and on qualified Deferred Compensation Earnings	All Other Compensation	Total
Andre R. Horn	$48,735	—	—	—	—	—	$48,735
William H. Gibbs	32,955	—	—	—	—	—	32,955
Mark D. Dankberg	13,835	—	—	—	—	—	13,835
Jeffery M. Nash, Ph. D.	15,700	—	—	—	—	—	15,700
Thomas A. Corcoran	18,000	—	—	—	—	—	18,000
Richard A. Sackett(2)	—	—	—	—	—	—	—

(1)	Mr. Sackett, our President, Secretary and General Counsel, was not paid a fee for his participation on the Board of Directors.
(2)	See Summary Compensation Table for disclosure related to Richard A. Sackett who is also an Executive Officer of the Company.

See “Director and Officer Indemnification Agreements” above for information regarding the Indemnification Agreements we have entered into with each of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following sets forth certain information regarding beneficial ownership of REMEC common stock as of March 2, 2009 (i) by each person who is known by REMEC to own beneficially more than 5% of the REMEC common stock, (ii) by each of REMEC’s directors, (iii) by the Named Executive Officers and (iv) by all directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Shares Beneficially Owned (1)(2)
S. Muoio & Co. LLC (3)	3,330,866	11.09%
Morgan Stanley (4)	2,983,653	9.9%
Ancora Capital, Inc. and Affiliates (5)	2,905,763	9.68%
Southpaw Credit Opportunity Master Fund LP and Affiliates (6)	2,034,370	6.77%
Black Horse Capital LP and Affiliates (7)	1,634,329	5.4%
Richard A. Sackett	22,283	*
David F. Wilkinson	18,375	*
Thomas A. Corcoran	90,988	*
Mark D. Dankberg	216,249	*
William H. Gibbs	191,667	*
Andre R. Horn	277,551	*
Jeffrey M. Nash	162,328	*
All directors and executive officers as a group (7 persons)	979,441	3.26%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	The information in this table is based on statements in filings with the Securities and Exchange Commission, or the SEC or other reliable information. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders identified in this table has sole voting and investment power with respect to the shares owned. Percentage of ownership is based on 30,030,830 shares of Common Stock outstanding as of March 2, 2009. Unless otherwise indicated, the address of each beneficial owner is care of REMEC, Inc., 3790 Via de la Valle, Suite 211, Del Mar, California 92014.
(2)	Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 30, 2009 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
(3)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2008 with the SEC by S. Muoio & Co. LLC (“Muoio”). Represents shares beneficially owned by (i) Muoio and (ii) Salvatore Muoio (“S Muoio”). Muoio is the beneficial owner of 3,330,866 shares of REMEC common stock, and has shared voting and dispositive power over 3,330,866 shares of REMEC common stock. S Muoio is the beneficial owner of 3,330,866 shares of REMEC common stock, and has shared voting and dispositive power over 3,330,866 of REMEC common stock. The address of Muoio and S Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022.
(4)	Reflects beneficial ownership as reported on Schedule 13G dated December 31. 2008 with the SEC by Morgan Stanley (“Morgan”). Represents shares beneficially owned by (i) Morgan, and (ii) FrontPoint Partners LLC (“FrontPoint”). Morgan is the beneficial owner of 2,983,653 shares of REMEC common stock, and has sole voting and dispositive power over 2,983,653 shares of REMEC common stock. FrontPoint is the beneficial owner of 2,983,653 shares of REMEC common stock, and has sole voting and dispositive power over 2,983,653 shares of REMEC common stock. The address of Morgan is 1585 Broadway, New York, New York 10036. The address of FrontPoint is Two Greenwich Plaza, Greenwich, CT 06830.

(5)	Reflects beneficial ownership as reported on Schedule 13D dated September 18, 2008 with the SEC by Ancora Capital Inc. (“Ancora”). Represents shares beneficially owned by (i) Ancora Securities, Inc. (“Securities”), (ii) Ancora Advisors, LLC (“Advisors”), and (iii) Richard A. Barone (“Barone”). Securities is the beneficial owner of 75,000 shares of REMEC common stock, and has sole voting and dispositive power over 878,763 shares of REMEC common stock and shared dispositive power over 75,000 shares of REMEC common stock. Advisors is the beneficial owner of 1,852,000 shares of REMEC common stock, and has sole voting and dispositive power over 1,852,000 shares of REMEC common stock. Barone is the beneficial owner of 978,763 shares of REMEC common stock, and has sole and dispositive power over 100,000 shares of REMEC common stock. The address of Ancora, Securities, Advisors and Barone is One Chagrin Highlands, 2000 Auburn Drive, Suite 300, Cleveland, OH 44122.
(6)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2008 with the SEC by Southpaw Credit Opportunity Master Fund LP (“Southpaw”) & Affiliates. Represents shares beneficially owned by (i) Southpaw; (ii) Southpaw Asset Management LP (“Asset Mgt”); (iii) Southpaw Holdings LLC (“Holdings”); (iv) Kevin Wyman (“Wyman”); and Howard Golden (“Golden”). Southpaw is the beneficial owner of 1,852,571 shares of REMEC common stock, and has sole voting and dispositive power of 1,852,571 shares of REMEC common stock. Asset Mgt is the beneficial owner of 2,034,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,034,370 shares of REMEC common stock. Holdings is the beneficial owner of 2,034,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,034,370 shares of REMEC common stock. Wyman is the beneficial owner of 2,034,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,034,370 shares of REMEC common stock. Golden is the beneficial owner of 2,034,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,034,370 shares of REMEC common stock. The address of Southpaw and Affiliates is Four Greenwich Office Park, Greenwich, CT 06831.
(7)	Reflects beneficial ownership as reported on Schedule 13G dated December 31, 2008 with the SEC by Black Horse Capital LP (“Black Horse”). Represents shares beneficially owned by (i) Black Horse; (ii) Black Horse Capital (QP) LP (“QP”); (iii) Black Horse Capital Offshore Ltd. (“Offshore”); (iv) Black Horse Capital Management LLC (“Management”); (v) Black Horse Capital Advisors LLC (“Advisors”); (vi) Dale Chappell (“Chappell”); and (vii) Brian Sheehy (“Sheehy”). Black Horse is the beneficial owner of 990,806 shares of REMEC common stock, and has shared voting and dispositive power of 990,806 shares of REMEC common stock. QP is the beneficial owner of 361,136 shares of REMEC common stock, and has shared voting and dispositive power of 361,136 shares of REMEC common stock. Offshore is the beneficial owner of 282,387 shares of REMEC common stock, and has shared voting and dispositive power of 282,387 shares of REMEC common stock. Management is the beneficial owner of 1,351,942 shares of REMEC common stock, and has shared voting and dispositive power of 1,351,942 shares of REMEC common stock. Advisors are the beneficial owner of 282,387 shares of REMEC common stock, and have shared voting and dispositive power of 282,387 shares of REMEC common stock. Chappell is the beneficial owner of 1,634,329 shares of REMEC common stock, and has shared voting and dispositive power of 1,634,329 shares of REMEC common stock. Sheehy is the beneficial owner of 1,634,329 shares of REMEC common stock, and has shared voting and dispositive power of 1,634,329 shares of REMEC common stock. The address of Black Horse, QP, Management, Advisors, Chappell and Sheehy is 338 S. Sharon Amity Road, #202, Charlotte, North Carolina 28211. The address of Offshore is c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

Equity Compensation Plan Information

The following table provides information as of January 31, 2009 with respect to the shares of REMEC common stock that may be issued under REMEC’s existing equity compensation plans:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, RSUs, warrants, and rights (#)	(B) Weighted-average exercise price of outstanding options, RSUs, warrants, and rights ($)	(C) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (#)
Equity Compensation Plans approved by security holders:
1995 Equity Incentive Plan		$—	3,000,000
1996 Nonemployee Directors Stock Option Plan	406,572	$2.97	401,376

Total	406,572	$2.97	3,401,376

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Our Operations Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. Since February 1, 2007, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 or 1% of the average of our total assets at year end for fiscal 2008 and 2009 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

Retention Agreements: Information regarding the retention agreements for our two executive officers is located under the caption, “Retention Agreements” above.

Indemnification Agreements: Information regarding the indemnification agreements we have entered into with each of our officers and directors is located under the caption, “Director and Officer Indemnification Agreements” above.

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

The Audit Committee has met and held discussions with management and the independent auditor, Squar, Milner, Peterson, Miranda & Williamson LLP, regarding the fair and complete presentation of REMEC’s financial statements. The Audit Committee has discussed significant accounting policies applied by REMEC in its financial statements, as well as alternative treatments. Management represented to the Audit Committee that REMEC’s financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the financial statements with management and the independent auditor.

The Audit Committee discussed with the independent auditor their judgments as to the quality of REMEC’s accounting principles, not just the acceptability of REMEC’s accounting principles, and other such matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees).

In addition, the Audit Committee has received the written disclosures and the letter from the independent auditor required by the Public Company Accounting Oversight Board and has discussed with the independent auditor the auditor’s independence from REMEC and its management. The Audit Committee also has considered whether the independent auditor’s provision of non-audit services to REMEC is compatible with the auditor’s independence. The Audit Committee has concluded that the independent auditor is independent from REMEC and its management.

The Audit Committee discussed with REMEC’s internal and independent auditors the overall scope and plans for their respective audits. The Audit Committee meets with the internal and independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of REMEC’s internal controls and the overall quality of REMEC’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in REMEC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The Audit Committee:

William H. Gibbs, Chairman

Mark D. Dankberg

Andre R. Horn

Independent Auditor

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP (“Squar Milner”) as REMEC’s independent auditor for the fiscal year ending January 31, 2010.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees paid to Squar Milner, our Independent Registered Public Accounting Firm, for fiscal years 2009 and 2008, are as follows:

	Fees Paid
	2009	2008
Audit Fees (1)	$75,500	$135,500
Tax Fees (2)	33,274	92,935
All Other Fees (3)	28,883	69,154

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and reviews of the interim financial statements included in quarterly reports and services that are normally provided by Squar Milner, in connection with statutory and regulatory filings or engagements. There were no Audit–Related Fees in fiscal years 2009 and 2008.
(2)	Tax Fees consist of fees billed for professional services rendered by Squar Milner, for tax compliance.
(3)	All Other Fees consists of fees and reimbursement of expenses incurred in assistance with litigation in which the Company was a party.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service of category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditor and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. None of the fees paid to the independent auditor under the categories Tax Fees and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

1.	The following financial statements of REMEC, Inc., and Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, are included in this report:

2.	Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

3.	See Subsection (b) below:

(b) Exhibits

Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002, filed April 30, 2002).

3.2	Certificate of Amendment of Restated Articles of Incorporation of REMEC, Inc. (incorporated by reference to Annex C to REMEC Inc’s., Definitive Proxy Statement filed on April 21, 2005).

3.3	By-Laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 8, 2004).

10.1*	Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 8, 2004).

10.2	Form of Indemnification Agreements between REMEC and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed April 30, 2003).

10.4*	1996 Nonemployee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed September 16, 2002).

10.6*	Amended and Restated Retention Agreement dated February 3, 2006 between REMEC and Richard A. Sackett (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, filed April 27, 2007).

10.7*	Amended and Restated Retention Agreement dated February 3, 2006 between REMEC and David F. Wilkinson (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, filed April 27, 2007).

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Power of Attorney (included in the signature page.)

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 1, 2009.

REMEC, Inc.

By:	/s/ Richard A. Sackett
Richard A. Sackett
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: May 1, 2009

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

Signature	Capacity	Date

/s/ RICHARD A. SACKETT	President (Principal Executive Officer)	May 1, 2009

/s/ DAVID F. WILKINSON	Chief Financial Officer	May 1, 2009
(Principal Financial and Accounting Officer)

/s/ ANDRE R. HORN	Chairman of the Board	May 1, 2009

/s/ THOMAS A. CORCORAN	Director	May 1, 2009

/s/ MARK D. DANKBERG	Director	May 1, 2009

/s/ WILLIAM H. GIBBS	Director	May 1, 2009

/s/ JEFFREY M. NASH	Director	May 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying statements of net assets in liquidation of REMEC, Inc. (the “Company”), as of January 31, 2009 and 2008, and the related statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the shareholders of REMEC, Inc. approved a plan of liquidation and dissolution on August 31, 2005, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting subsequent to September 2, 2005, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of REMEC, Inc., as of January 31, 2009 and 2008, and the changes in net assets in liquidation for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 30, 2009

REMEC, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	Fiscal Years Ended January 31,
	2009	2008
ASSETS
Cash and cash equivalents	$16,449	$34,545
Restricted cash	20,806	20,423
Receivables and other assets	800	967

Total assets	38,055	55,935

LIABILITIES
Estimated taxes payable	7,465	7,200
Estimated costs to be incurred during liquidation	3,534	3,408
Estimated indemnification costs	1,960	5,000
Estimated litigation costs	150	1,832

Total liabilities	13,109	17,440

Net assets in liquidation	$24,946	$38,495

The accompanying notes are in integral part of these financial statements.

REMEC, INC.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

	Fiscal Years Ended January 31,
	2009	2008
Net assets in liquidation, beginning of period	$38,495	$54,557

Liquidation basis adjustments:
Estimated net costs during liquidation	(1,260)	7,047
Estimated litigation costs	29	(1,284)
Adjust liabilities to estimated fair value	2,697	698

Total net change in liquidation basis adjustments	1,466	6,461

Distributions to shareholders	(15,015)	(22,523)
Net decrease in net assets in liquidation	(13,549)	(16,062)

Net assets in liquidation, end of period	$24,946	$38,495

The accompanying notes are in integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

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

Principles of Consolidation

The financial statements prior to August 1, 2008 are presented on a basis which includes the accounts of REMEC and its majority owned subsidiaries. Effective August, 1, 2008, REMEC dissolved its remaining dormant majority owned subsidiaries, which included the REMEC United Kingdom subsidiaries. Accordingly, the accompanying financial statements as of January 31, 2009 present REMEC on standalone basis. For all periods prior to August 1, 2008, intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates

NOTES TO FINANCIAL STATEMENTS—(Continued)

involved in the accounting for the estimated costs to be incurred during liquidation and taxes payable, estimated indemnification costs and estimated litigation costs have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services, facility lease expense partially offset by facility sub-lease income (see Note 4, Commitments and Contingencies under “Leases”) and miscellaneous other costs. As of January 31, 2009, such costs were estimated at approximately $3.5 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Taxes payable were estimated at approximately $7.5 million. Our reported results may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Estimated Indemnification Costs

Under the liquidation basis of accounting, we have accrued for indemnification costs associated with the sale of our Wireless Systems business unit in fiscal 2006. As of January 31, 2009, such costs were approximately $2.0 million. (See Note 6, Subsequent Event.)

Estimated Litigation Costs

Under the liquidation basis of accounting, we accrue for estimated litigation costs. Estimated litigation costs, which amounted to approximately $0.1 million as of January 31, 2009, represent estimated future legal fees and costs to be incurred.

As of January 31, 2009, we are not aware of and we have not accrued for any material outstanding litigation other than as described in Note 4, Commitments and Contingencies, under “Claims and Litigation.”

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $16.1 million at January 31, 2009 and $29.2 million at January 31, 2008, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of $16.1 million of our cash equivalents at January 31, 2009, as these consisted of securities with maturities of less than three months. As a result of the Company’s Plan of Dissolution, the Company no longer purchases new investments. As of January 31, 2009 all short-term investments have matured and we do not have available-for-sale securities.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Company to credit risk also consist of cash balances maintained in the United States in excess of federal depository insurance limits. The accounts maintained by the Company at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). During 2008, the FDIC temporarily increased its coverage limit from $100,000 to $250,000, through December 31, 2009. Based on the respective limits the uninsured balance was $16.5 million and $34.4 million at January 31, 2009 and 2008, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

In accordance with our Plan of Dissolution, as of January 31, 2009 and 2008, we have adjusted property and equipment assets to their net realizable value of $0.

Other Assets

In accordance with our Plan of Dissolution, as of January 31, 2009 and 2008, we have adjusted other assets to their net realizable value as appropriate.

Restricted Cash

Restricted cash was approximately $20.8 million at January 31, 2009 and $20.4 million at January 31, 2008, respectively. Restricted cash consists of approximately $16.9 million for a portion of the purchase price, with interest, held in escrow from the sale of the Wireless Systems Business unit to Powerwave Technologies, Inc. in fiscal 2006. During the first quarter of fiscal 2010, we entered into a settlement agreement with Powerwave to release to REMEC all funds held in escrow, including interest, (see Note 6, Subsequent Event.) The remaining balance of $3.9 million represents certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. During the first quarter of fiscal 2010, one letter of credit, issued to secure workers’ compensation obligations in the amount of $1.035 million, was terminated and as a result, the cash used to secure this letter of credit was reclassified from restricted cash to cash. The terms of the remaining letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated.

Fair Value of Financial Instruments

Our statements of net assets in liquidation include the following financial instruments: cash and cash equivalents, notes receivable, accounts payable and accrued expenses. We consider the carrying values of cash and cash equivalents, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

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

The Company adopted the provisions of FIN 48 on February 1, 2007, and implemented the guidance of FSP FIN 48-1 with no impact on beginning retained earnings as the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1. As a result of adoption of FIN 48, the Company did not recognize an additional liability. As of January 31, 2009, the Company’s recognized tax exposure totaled approximately $5.1 million.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In conjunction with the adoption of FIN 48, the Company did not recognize any additional amount for the potential payment of interest and penalties. During the fiscal year ended January 31, 2009, the Company recognized approximately $0.8 million in potential interest and penalties associated with uncertain tax positions. As of January 31, 2009, the Company carries approximately $2.4 million in interest and penalties payable. To the extent interest and penalties are not ultimately assessed with respect to uncertain tax positions, amounts presently accrued will be reduced.

The Company has filed numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2005 and is no longer subject to state and local income tax examinations by tax authorities for years before 2004. The Company is currently not undergoing any income tax audits.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to the end of the first quarter of fiscal 2010.

Income Tax Contingencies

Estimated taxes payable, including estimated interest and penalties payable, are approximately $7.5 million as of January 31, 2009. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to settle outstanding obligations to creditors and favorably resolve outstanding litigation claims and liabilities, including indemnification claims from Powerwave, also see Note 4, Commitments and Contingencies under “Claims and Litigation.” If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation.

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

Share-Based Compensation Information under SFAS 123R

During 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants, non-vested stock grants, and purchases of Company stock on employees’ behalf made pursuant to the Company’s ESPP based on estimated fair values. SFAS No. 123(R) superseded the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the awards that are ultimately expected to vest are recognized as compensation expense over the requisite service periods using the straight-line method for awards with only service conditions. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, share-based compensation expense was recognized by the Company only if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. During the year-ended January 31, 2009 this pronouncement had no impact on the Company’s financial statements.

During fiscal 2009 and 2008, the Company awarded no stock options and thus, recorded no compensation expense related to stock options after the adoption of SFAS No. 123(R). In addition, there were no option awards modified, repurchased or cancelled during fiscal 2009 and 2008.

During fiscal 2009 and 2008, no stock options were exercised, and therefore, no cash was received from stock option exercises.

Recently Issued Accounting Standards

As of January 31, 2009 there were no new accounting pronouncements that had a material impact on the Company’s financial statements.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3. Shareholders’ Equity

Preferred and Common Stock

As of January 31, 2009 and 2008, the Company has 5,000,000 of $.01 par value preferred shares authorized. No preferred shares have been issued or outstanding as of fiscal 2009.

As of January 31, 2009 and 2008, the Company has 80,000,000 of $.01 par value common shares authorized and 30,030,830 shares issued and outstanding.

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

Effective January 31, 2007, the Company’s Board of Directors elected to terminate in its entirety the Company’s 2001 Equity Incentive Plan (“2001 EIP”) and the Company’s Employee Stock Purchase Plan (“ESPP”) and to reduce the number of shares available for issuance pursuant to awards under the Company’s 1995 Equity Incentive Plan (“1995 EIP”) to 3,000,000 shares. The 1995 EIP will continue to be governed by the terms of the Plan and any applicable Award Agreement.

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

There have been no stock compensation costs subsequent to fiscal year 2006.

A summary of the Company’s stock option activity and related information is as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2007	760	$2.59	2.0	$—
Expired	(193)	2.72

Outstanding at January 31, 2008	567	2.55	1.6
Expired	(161)	1.46

Outstanding at January 31, 2009	406	$2.97	1.1	$—

Outstanding exercisable at January 31, 2009	406	$2.97	1.1	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.58 per share as of January 31, 2009, which amount would have been received by the optionees had all options been exercised on that date. As of January 31, 2009, the aggregate intrinsic value of common stock on outstanding options is zero.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2009. (In thousands, except per share data):

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$1.0001 – $1.5000	165	$1.26	2.5	165	$1.26
$4.0001 – $4.5000	241	4.15	0.1	241	4.15

Total Plan	406	$2.97	1.1	406	$2.97

At January 31, 2009, 3,401,000 shares of the Company’s common stock were available for future grant.

Note 4. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”) obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash. During the first quarter of fiscal 2010, one letter of credit, issued to secure workers’ compensation obligations in the amount of $1.035 million, was terminated and as a result, the cash used to secure this letter of credit was reclassified from restricted cash to cash. The terms of the remaining letters of credit expire upon the extinguishment of the underlying obligation. At that time, the certificates of deposit will be liquidated. The total amount of these certificates of deposit as of January 31, 2009, is $3.9 million and is included in restricted cash.

Leases

Our contractual obligations and commitments as of January 31, 2009 are reported in the statements of net assets in liquidation as accrued expenses to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of January 31, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of contractual sublease income totaling approximately $1.9 million.

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

During the third quarter of fiscal 2006, the Company agreed, under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems Business unit, to indemnify Powerwave Technologies, Inc., for certain liabilities as described in the Asset Purchase Agreement. Contemporary with the sale date, $15.0 million was deposited into an escrow account and was classified as restricted cash in our Statement of Net Assets in Liquidation as of January 31, 2009. On March 27, 2009, the Company received the full escrow amount, at that time the restricted cash was reclassified to cash and cash equivalents. (See Note 6, Subsequent Event.)

Performance-Based Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. In the fiscal year ended January 31, 2008, as a result of meeting certain performance goals, Mr. Sackett received an incentive bonus of $375,000. During fiscal year 2009, there were no Incentive bonuses paid to Mr. Sackett.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. In the fiscal year ended January 31, 2008, as a result of meeting certain performance goals, Mr. Wilkinson received an incentive bonus of $375,000. During fiscal year 2009, there were no Incentive bonuses paid to Mr. Wilkinson.

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

Securities Class Action

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging that between September 8, 2003 and September 8, 2004 (the “Class Period”) the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition, operations and future business prospects in violation of federal securities laws. On January 18, 2005, the law firm of Milberg Weiss Bershad & Schulman LLP (“Milberg Weiss”) was appointed Lead Counsel and its client was appointed Lead Plaintiff.

After several consolidated and amended complaints were filed, challenged by the Defendants and dismissed by the Court with leave to amend, the Court denied the Company’s Motion to Dismiss the Fourth Amended Complaint on September 26, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. On November 21, 2007 the Court granted Plaintiff’s motion for class certification.

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. A Pretrial Conference has been scheduled by the Court for June 26, 2009, at which time a trial date will be set. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and intends to vigorously defend the asserted claims.

Other

Other than the claims and lawsuits described above, neither REMEC nor any of its subsidiaries is presently subject to any material claims or litigation, nor to REMEC’s knowledge, are such claims or litigation threatened against REMEC or its subsidiaries.

Environmental Matters

We follow the policy of monitoring our properties under lease for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our leased properties that would have a material effect on our financial condition. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5. Income Taxes

For financial reporting purposes, as a result of the Company’s liquidation status and adoption of the liquidation basis of accounting the Company does not record revenue or costs of sales. Operating income (loss) is derived from net assets in liquidation; Company assets minus liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset as of January 31, 2009 and 2008 are as follows. (In thousands):

	Fiscal Years Ended January 31,
	2009	2008
Deferred tax assets:
Net operating loss	$26,125	$26,154
Credits	11,887	12,075
Estimated costs during liquidation	1,135	1,219
Estimated indemnification costs	841	1,992
Estimated litigation costs	—	19

Total deferred tax assets	39,988	41,459
Valuation allowance	(39,988)	(41,459)

Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future.

As of January 31, 2009, the Company has accrued approximately $7.5 million of taxes payable; (see Note 2, Summary of Significant Accounting Policies under “Income Taxes and Income Tax Contingencies”.)

At January 31, 2009 and 2008, the Company had federal net operating loss carry-forwards of approximately $71.0 million. At January 31, 2009 and 2008, the Company had state net operating loss carry-forwards of approximately $33.6 million and $34.1 million, respectively. At January 31, 2009, the Company had consolidated federal and state research and development credits of approximately $7.8 million and $5.2 million respectively, which will begin to expire in 2009, unless previously utilized. The Company also had state manufacturing investment credits of approximately $1.0 million, which will begin to expire in 2009, unless previously utilized.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 6. Subsequent Event (Unaudited)

On March 10, 2009, the Company and Powerwave entered into a settlement agreement pursuant to which the Company agreed to pay to Powerwave the sum of $1,960,000; Powerwave agreed to release to the Company all funds held in escrow from the Company’s sale of its former Wireless Systems Business to Powerwave, including accrued interest, (approximately $16.93 million in total); the parties agreed to a mutual release of all claims related to the sale of the Wireless Systems Business, including but not limited to claims arising from the asset purchase agreement between the parties, and to dismiss the legal action with prejudice. In addition, Powerwave agreed to assume all product warranty claims arising from the purchased assets or relating to the Wireless Systems Business as defined in the asset purchase agreement. On March 23, 2009, we paid Powerwave $1,960,000 in accordance with the mutual release agreement. On March 27, 2009, we received the escrow funds from the custodian of the escrow account. On April 1, 2009, the entire action was dismissed with prejudice.