Form 10-Q
period 2009-05-01
REMEC INC
filed 2009-06-15
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐  No    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 5, 2009
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended May 1, 2009

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “REMEC” refer to REMEC, Inc., a California corporation.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarter Report on Form 10-Q for the period ended May 1, 2009. Risk factors are more fully described in our annual report on Form10-K for the fiscal year ended January 31, 2009. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying May 1, 2009 and May 2, 2008 interim condensed financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 2009 included in our fiscal year end January 31, 2009 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	May 1, 2009 (Unaudited)	January 31, 2009
ASSETS
Cash and cash equivalents	$31,953	$16,449
Restricted cash	2,850	20,806
Receivables and other assets	429	800

Total assets	35,232	38,055

LIABILITIES
Estimated taxes payable	7,685	7,465
Estimated costs to be incurred during liquidation	2,553	5,644

Total liabilities	10,238	13,109

Net assets in liquidation	$24,994	$24,946

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	Three Months Ended
	May 1, 2009	May 2, 2008
Net assets in liquidation, beginning of period	$24,946	$38,495
Changes in net assets in liquidation:
Estimated litigation costs	(98)	639
Estimated taxes payable	(221)	(225)
Estimated net costs during liquidation	367	(276)

Net increase in net assets in liquidation	48	138

Net assets in liquidation, end of period	$24,994	$38,633

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Plan of Dissolution

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

REMEC will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. Based on current estimates, the Company anticipates that final dissolution will not occur prior to the end of the third quarter of our 2010 fiscal year. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides us with authority to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

Based on our projections of operating expenses and liquidation costs as of May 1, 2009, we estimate that the remaining amount of additional future liquidating distributions will range from $0.75 to $0.83 per common share. The actual amount available for distribution, if any, could be less than $0.75 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $0.83 if we are able to resolve our remaining liabilities for less than our reserves, and we do not incur additional or unexpected liabilities or expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to our shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for authorizing future liquidating distributions, it intends, subject to contingencies inherent in winding up our business, to make such distributions periodically and as promptly as practicable as we pay or resolve our remaining liabilities and obligations.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Data

The interim condensed financial statements included herein have been prepared by REMEC without audit, in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 8-03 of Regulation S-X for smaller reporting companies of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 31, 2009, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary in order to make the financial statements not misleading. Changes in net assets in liquidation for the interim period may not be indicative of the changes which may be reported for any other interim period or for the entire fiscal year.

The January 31, 2009 statements of net assets in liquidation and amounts related to disclosure of January 31, 2009 balances within these interim condensed financial statements were derived from the audited fiscal 2009 financial statements.

Liquidation Basis of Accounting

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

Principles of Consolidation

The financial statements prior to August 1, 2008 were presented on a consolidated basis and included the accounts of REMEC and its dormant majority owned United Kingdom subsidiaries, which were dissolved effective August, 1, 2008. Accordingly, the accompanying interim condensed financial statements as of May 1, 2009 present REMEC on standalone basis. For all periods prior to August 1, 2008, intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to estimated costs to be incurred during liquidation liabilities in prior period amounts in order to conform to the current period presentation.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation and taxes payable, have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services, facility lease expense partially offset by facility sub-lease income (see Note 3, Commitments and Contingencies under “Leases”) and miscellaneous other costs. As of May 1, 2009, such costs were estimated at approximately $2.6 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above, through the end of the Company’s third quarter of fiscal 2010. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

As of May 1, 2009 taxes payable were estimated at approximately $7.7 million, including approximately $2.6 million in interest and penalties payable (see Note 4, Income Tax Contingencies). Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $31.1 million as of May 1, 2009. The Company evaluates the financial strength of institutions at which significant investments are made. The fair value of our cash equivalents is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of $31.1 million of our cash equivalents as of May 1, 2009, as these consisted of securities with maturities of less than three months. As a result of the Company’s Plan of Dissolution, the Company no longer purchases new investments.

Restricted Cash

As of May 1, 2009, restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated, also see Note 3 below, Commitments and Contingencies under “Indemnifications and Guarantees”.

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions in the United States in excess of federal depository insurance limits. As of May 1, 2009, cash equivalents consisted primarily of money market funds which invest exclusively in short-term United States Government obligations, including securities issued or guaranteed by the United States Government, its agencies, authorities, instrumentalities or sponsored entities, and United States Treasury securities and related repurchase agreements. Money market funds in excess of certain amounts are not insured by U.S. Treasury or guaranteed by the Federal Deposit Insurance Corporation (FDIC).

Note 3. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”) obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash. During the quarter ending May 1, 2009, one letter of credit, issued to secure workers’ compensation obligations in the amount of $1.035 million, was terminated and as a result, the cash used to secure this letter of credit was reclassified from restricted cash to cash and cash equivalents.

Leases

Our contractual obligations and commitments as of May 1, 2009 are reported in the statements of net assets in liquidation as accrued expenses to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of May 1, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of contractual sublease income totaling approximately $1.7 million.

Indemnifications and Guarantees

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending Securities Class Action litigation described below, there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

During the third quarter of fiscal 2006, the Company agreed, under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems Business unit, to indemnify Powerwave Technologies, Inc., for certain liabilities as described in the Asset Purchase Agreement. Contemporaneously with the sale date, $15.0 million was deposited into an escrow account in part to secure these indemnification obligations, and was classified as restricted cash in our Statement of Net Assets in Liquidation prior to May 1, 2009. On March 27, 2009, coincident with the settlement of litigation between the Company and Powerwave Technologies, Inc. and the release of all indemnification obligations under the Asset Purchase Agreement, the Company received the full escrow amount. At that time the restricted cash was reclassified to cash and cash equivalents.

Performance-Based Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. During fiscal year ended January 31, 2009 and during the quarter ended May 1, 2009, there were no incentive bonuses paid to Mr. Sackett.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, will be entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. During the fiscal year ended January 31, 2009 and during the quarter ended May 1, 2009, there were no incentive bonuses paid to Mr. Wilkinson.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. A Pretrial Conference has been scheduled by the Court for June 26, 2009. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation (See Note 2) or in the estimated range of future liquidating distributions (See Note 1), as of May 1, 2009.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC, potentially in excess of $15,000,000, together with instructions not to release the escrow funds on the release date of June 2,

2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5,000,000. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. On March 10, 2009, REMEC and Powerwave entered into a settlement agreement pursuant to which REMEC agreed to pay to Powerwave the sum of $1,960,000; Powerwave agreed to release all the escrow funds, including accrued interest, to REMEC (approximately $16.93 million); the parties agreed to a mutual release of all claims related to the sale of the Wireless Systems Business, including but not limited to claims arising from the APA, and to dismiss the Complaint and Cross-Complaint with prejudice. In addition, Powerwave agreed to assume all product warranty claims arising from the Purchased Assets or relating to the Wireless Systems Business as defined in the APA. REMEC has paid the settlement amount to Powerwave and has received the full amount of the escrow funds, including accrued interest. The Complaint and Cross-Complaint have been dismissed with prejudice.

Other

Other than the claims and lawsuits described above, REMEC is not presently subject to any material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

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

Note 4. Income Tax Contingencies

As of May 1, 2009 estimated taxes payable are approximately $7.7 million, which includes approximately $2.6 million in estimated interest and penalties payable. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to successfully resolve all our outstanding or unknown future creditor claims or liabilities. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation. During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The final purchase price allocations attributable to each transaction are potentially subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities.

Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of May 1, 2009 and January 31, 2009, together with changes in net assets for the three months ended May 1, 2009 and May 2, 2008, respectively.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s litigation, liabilities and obligations, costs including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. These risks and others are more fully described in our annual report on Form10-K for the fiscal year ended January 31, 2009. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying interim condensed financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our shareholders will be reduced.

Net Assets in Liquidation

Net assets in liquidation increased approximately $0.05 million, or $0.002 per share, to $24.99 million for the quarter ended May 1, 2009 from $24.95 million as of January 31, 2009. (In thousands, except per share data):

	May 1, 2009	January 31, 2009

Net assets in liquidation	$24,994	$24,946

Number of common shares outstanding at each respective date	30,031	30,031

Net asset value per outstanding share	$0.832	$0.831

The following paragraphs summarize certain material actions and events which have occurred regarding the Company’s liquidation process during the quarter ended May 1, 2009.

Net assets in liquidation increased approximately $0.05 million for the three months ended May 1, 2009. The increase in net assets in liquidation was primarily due to the reserve decrease of approximately $0.7 million in estimated insurance expense related to our D&O policy premium, increasing net assets in liquidation.

Increases in net assets in liquidation were offset by approximately $0.65 million, including a reserve increase in estimated taxes payable of approximately $0.2 million for the change in estimated penalties and interest. Other changes in net assets in liquidation include increases in costs to be incurred during liquidation of approximately $0.45 million related to, operating costs, net, associated with winding up operations; insurance amortization primarily D&O, insurance expense primarily workers’ compensation, compensation costs for our two executive officers, and legal fees.

Results of Operations

In connection with the adoption of the Plan of Dissolution, and the adoption of the liquidation basis of accounting for all periods subsequent to September 2, 2005, we do not generate revenue and have no supply of product available for sale, and, therefore, we do not incur cost of revenues.

Liquidity and Capital Resources

As of May 1, 2009, net assets in liquidation totaled $25.0 million. Total assets of $35.2 million include approximately $32.0 million in cash and cash equivalents and approximately $2.8 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.4 million, which includes notes receivables of approximately $0.2 million. Total assets are offset by approximately $10.2 million of estimated total liabilities to be incurred during liquidation, consisting of approximately $7.7 million in taxes payable and approximately $2.5 million of estimated operating costs.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company may vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At May 1, 2009, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range from $0.75 to $0.83 per common share.

Off-Balance Sheet Arrangements

As of May 1, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of May 1, 2009 are reported in the statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of May 1, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of sublease payments totaling approximately $1.7 million.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

“As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.”

Item 4T.	Controls and Procedures.

(1) Management’s Evaluation of Disclosure Controls

Our management evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(2) Changes in Internal Control over Financial Reporting

During the quarter ended May 1, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. A Pretrial Conference has been scheduled by the Court for June 26, 2009. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation (See Note 2) or in the estimated range of future liquidating distributions (See Note 1), as of May 1, 2009.

Powerwave Indemnity Claims

On May 17, 2006, in connection with the Asset Purchase Agreement dated March 13, 2005, and amended on July 11, 2005 by and among Powerwave Technologies, Inc. (“Powerwave”) and REMEC, Inc. (“REMEC”) and the related Escrow Agreement dated as of September 2, 2005 by and among Powerwave, REMEC and Greater Bay Trust Company (the “Escrow Agent”), REMEC received from Powerwave a copy of a certificate, submitted to the Escrow Agent on May 12, 2006, certifying indemnification claims by Powerwave against REMEC, potentially in excess of $15,000,000, together with instructions not to release the escrow funds on the release date of June 2, 2006. On May 17, 2007 REMEC filed a Complaint for Declaratory Relief against Powerwave in Orange County Superior Court, seeking a judicial declaration that REMEC owes Powerwave nothing and ordering a disbursement of all escrow funds to REMEC. On or about June 20, 2007, Powerwave answered REMEC’s Complaint, and filed a Cross Complaint for Breach of Contract and Declaratory Relief, seeking damages in excess of $5,000,000. On December 12, 2007, the case was transferred to the Complex Civil Division of the Orange County Superior Court. On March 10, 2009, REMEC and Powerwave entered into a settlement agreement pursuant to which REMEC agreed to pay to Powerwave the sum of $1,960,000; Powerwave agreed to release all the escrow funds, including accrued interest, to REMEC (approximately $16.93 million); the parties agreed to a mutual release of all claims related to the sale of the Wireless Systems Business, including but not limited to claims arising from the APA, and to dismiss the Complaint and Cross-Complaint with prejudice. In addition, Powerwave agreed to assume all product warranty claims arising from the Purchased Assets or relating to the Wireless Systems Business as defined in the APA. REMEC has paid the settlement amount to Powerwave and has received the full amount of the escrow funds, including accrued interest. The Complaint and Cross-Complaint have been dismissed with prejudice.

Other

Other than the claims and lawsuits described above, REMEC is not presently subject to any material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Item 1A.	Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this Item. There have been no material changes from risk factors as previously disclosed in our annual report on Form10-K for the fiscal year ended January 31, 2009.

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

Date: June 15, 2009