Form 10-Q
period 2009-07-31
REMEC INC
filed 2009-09-14
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 7, 2009
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended July 31, 2009

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarter Report on Form 10-Q for the period ended July 31, 2009. Risk factors are more fully described in our annual report on Form 10-K for the fiscal year ended January 31, 2009. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying July 31, 2009 and August 1, 2008 interim condensed financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 2009 included in our fiscal year end January 31, 2009 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	July 31, 2009 (Unaudited)	January 31, 2009
ASSETS
Cash and cash equivalents	$31,141	$16,449
Restricted cash	2,850	20,806
Receivables and other assets	846	800

Total assets	34,837	38,055

LIABILITIES
Estimated taxes payable	7,900	7,465
Estimated costs to be incurred during liquidation	2,475	5,644

Total liabilities	10,375	13,109

Net assets in liquidation	$24,462	$24,946

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Net assets in liquidation, beginning of period	$24,994	$38,633	$24,946	$38,495
Changes in net assets in liquidation:
Litigation costs	—	(11)	(98)	628
Taxes payable	(215)	(250)	(436)	(475)
Net realizable value of assets and settlement amounts of other liabilities	(312)	(51)	(566)	(58)
Costs to be incurred during liquidation	(5)	502	616	233

Net change in net assets in liquidation	(532)	190	(484)	328

Distributions to shareholders	—	(15,015)	—	(15,015)
Net decrease in net assets in liquidation	(532)	(14,825)	(484)	(14,687)

Net assets in liquidation, end of period	$24,462	$23,808	$24,462	$23,808

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

Based on our projections of operating expenses and liquidation costs as of July 31, 2009, we estimate that the remaining amount of additional future liquidating distributions will range from $0.73 to $0.81 per common share. The actual amount available for distribution, if any, could be less than $0.73 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $0.81 if we are able to resolve our remaining liabilities for less than our reserves, and we do not incur additional or unexpected liabilities or expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to our shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for authorizing future liquidating distributions, it intends, subject to contingencies inherent in winding up our business, to make such distributions periodically and as promptly as practicable as we pay or resolve our remaining liabilities and obligations.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Data

The interim condensed financial statements included herein have been prepared by REMEC without audit, in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 8-03 of Regulation S-X for smaller reporting companies of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 31, 2009, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary in order to make the financial statements not misleading. Changes in net assets in liquidation for the interim period may not be indicative of the changes which may be reported for any other interim period or for the entire fiscal year. We evaluated events and transactions after July 31, 2009 and before the date the financial statements were issued, for potential recognition or disclosure in the financial statements, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (discussed further in the “Recent Accounting Pronouncements” below). In connection with preparing the accompanying unaudited financial statements as of and for the quarter and six-month period ended July 31, 2009, management evaluated subsequent events through September 14, 2009 which is the date that such financial statements were issued (filed with the SEC).

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

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual realizable values of assets and settlement amounts of liabilities are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or may trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Principles of Consolidation

The Company’s financial statements prior to August 1, 2008 were presented on a consolidated basis and included the accounts of REMEC and its dormant majority owned United Kingdom subsidiaries, which were dissolved effective August, 1, 2008. Accordingly, the accompanying interim condensed financial statements as of July 31, 2009 present REMEC on standalone basis. For all periods prior to August 1, 2008, intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts included in the statement of changes in net assets in liquidation in order to conform to the current period presentation.

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation and taxes payable, have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. Our critical accounting policies are described in the notes to the audited consolidated financial statements as of and for the year ended January 31, 2009 included in our Annual Report on Form 10-K filed with the SEC. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services, facility lease expense partially offset by facility sub-lease income (see Note 3, Commitments and Contingencies under “Leases”) and miscellaneous other expected future costs. As of July 31, 2009, such costs were estimated at approximately $2.5 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above, through the end of the Company’s fourth quarter of fiscal 2010. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

As of July 31, 2009 taxes payable were estimated at approximately $7.9 million, including approximately $2.9 million in interest and penalties payable (see Note 4, Income Tax Contingencies). Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $31.1 million as of July 31, 2009. The Company evaluates the financial strength of institutions at which significant investments are made. Changes in market interest rates would not be expected to have a material impact on the fair value of $31.1 million of our cash equivalents as of July 31, 2009, as these consisted of securities with maturities of less than three months. As a result of the Company’s Plan of Dissolution, the Company no longer purchases new investments.

Restricted Cash

As of July 31, 2009, restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated, also see Note 3 below, Commitments and Contingencies under “Indemnifications and Guarantees”.

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions in the United States in excess of federal depository insurance limits. As of July 31, 2009, cash equivalents consisted primarily of money market funds which invest exclusively in short-term United States Government obligations, including securities issued or guaranteed by the United States Government, its agencies, authorities, instrumentalities or sponsored entities, and United States Treasury securities and related repurchase agreements. Money market funds in excess of $250,000 are not insured by U.S. Treasury or guaranteed by the Federal Deposit Insurance Corporation (FDIC). Based on the respective limits the uninsured balance was $30.9 million and $16.5 million at July 31, 2009 and January 31, 2009, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have any impact on our net assets in liquidation or changes in net assets in liquidation.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials statements, and the disclosures that an entity should make about events or transactions occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements.

Note 3. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”) obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash (See description of “Restricted Cash” in Note 2 above). During the first quarter of fiscal 2010, one letter of credit, issued to secure workers’

compensation obligations in the amount of $1.035 million, was terminated and as a result, the cash used to secure this letter of credit was reclassified from restricted cash to cash and cash equivalents. As of July 31, 2009 the remaining letters of credit total approximately $2.9 million.

Leases

Our contractual obligations and commitments as of July 31, 2009 are reported in the statements of net assets in liquidation as accrued expenses to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of July 31, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of contractual sublease income totaling approximately $1.4 million.

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

Performance-Based Incentive Bonuses

Richard A. Sackett, our President, is entitled, in accordance with our Plan of Dissolution and the Amended and Restated Performance and Retention Agreement (“Performance & Retention Agreement”) entered into between Mr. Sackett and the Company, to receive an incentive bonus in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonus paid to Mr. Sackett will be in addition to his regular salary and the retention bonus called for under the Performance & Retention Agreement. During fiscal year ended January 31, 2009 and during the six months ended July 31, 2009, no incentive bonus was paid to Mr. Sackett.

David F. Wilkinson, our Chief Financial Officer, is entitled, in accordance with our Plan of Dissolution and the Amended and Restated Performance and Retention Agreement (“Performance & Retention Agreement”) entered into between Mr. Wilkinson and the Company, to receive an incentive bonus in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonus paid to Mr. Wilkinson will be in addition to his regular salary and the retention bonus called for under the Performance & Retention Agreement. During the fiscal year ended January 31, 2009 and during the six months ended July 31, 2009, no incentive bonus was paid to Mr. Wilkinson.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs; and one motion seeking sanctions made by the Defendants. The time period for filing dispositive motions has closed. The Pretrial Conference has been continued to January 25, 2010, and Trial has been set for February 23, 2010. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation (See Note 2) or in the estimated range of future liquidating distributions (See Note 1), as of July 31, 2009.

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

Note 4. Income Tax Contingencies

As of July 31, 2009 estimated taxes payable are approximately $7.9 million, which includes approximately $2.9 million in estimated interest and penalties payable. Our estimates are based on our evaluation of our tax positions and exposure together with assumptions regarding our ability to successfully resolve all our outstanding or unknown future creditor claims or liabilities. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation including litigation costs may increase, affecting our ultimate tax liability and reducing net assets available in liquidation. During fiscal year ended January 31, 2006, the Company divested all its remaining business units in a number of individual asset and stock transactions. The final purchase price allocations attributable to each transaction are potentially subject to change and may be adjusted based upon resolution of several matters including, but not limited to, determination of the post-closing adjustments and the consequent effect upon the final purchase price, determination of final liabilities relating to each transaction and the determination of the tax basis of divested assets and liabilities.

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

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of July 31, 2009 and January 31, 2009, together with changes in net assets for the three and six months ended July 31, 2009 and August 1, 2008, respectively.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s litigation, liabilities and obligations, costs including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. These risks and others are more fully described in our annual report on Form 10-K for the fiscal year ended January 31, 2009. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

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

Net Assets in Liquidation

Net assets in liquidation decreased approximately $0.5 million, or $0.02 per share, to $24.46 million for the six months ended July 31, 2009 from $24.95 million as of January 31, 2009. (In thousands, except per share data):

	July 31, 2009	January 31, 2009

Net assets in liquidation	$24,462	$24,946

Number of common shares outstanding at each respective date	30,031	30,031

Net asset value per outstanding share	$0.815	$0.831

The following paragraphs summarize certain material actions and events which have occurred regarding the Company’s liquidation process during the six months ended July 31, 2009.

Net assets in liquidation decreased approximately $0.5 million for the six months ended July 31, 2009. The decrease in net assets in liquidation was primarily due to the increase in estimated taxes payable of approximately $0.4 million related to the change in estimated penalties and interest.

Other changes in net assets in liquidation of approximately $0.1 million include increases in costs to be incurred during liquidation related to, operating costs, net, associated with winding up operations; insurance amortization (primarily D&O coverage), insurance expense (primarily workers’ compensation), compensation costs for our two executive officers, and legal fees.

Results of Operations

In connection with the adoption of the Plan of Dissolution, and the adoption of the liquidation basis of accounting for all periods subsequent to September 2, 2005, we do not generate revenue and have no supply of product available for sale, and, therefore, we do not incur cost of revenues.

Liquidity and Capital Resources

As of July 31, 2009, net assets in liquidation totaled $24.5 million. Total assets of $34.8 million include approximately $31.1 million in cash and cash equivalents and approximately $2.9 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.8 million, which includes notes receivables of approximately $0.4 million. Total assets are offset by approximately $10.4 million of estimated total liabilities to be incurred during liquidation, consisting of approximately $7.9 million in taxes payable and approximately $2.5 million of estimated operating costs.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company may vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At

July 31, 2009, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range from $0.73 to $0.81 per common share.

Off-Balance Sheet Arrangements

As of July 31, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of July 31, 2009 are reported in the statements of net assets in liquidation as accrued expenses and accounts payable or estimated costs to be incurred during liquidation. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of July 31, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of sublease payments totaling approximately $1.4 million.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs; and one motion seeking sanctions made by the Defendants. The time period for filing dispositive motions has closed. The Pretrial Conference has been continued to January 25, 2010, and Trial has been set for February 23, 2010. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation (See Note 2) or in the estimated range of future liquidating distributions (See Note 1), as of July 31, 2009.

Other

Other than the claims and lawsuits described above, REMEC is not presently subject to any material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Item 1A.	Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this Item. There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2009.

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

Date: September 14, 2009