Form 10-Q
period 2009-10-30
REMEC INC
filed 2009-12-14
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐     No   ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 4, 2009
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended October 30, 2009

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which attempt to advise them of the factors that affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended October 30, 2009. Risk factors are more fully described in our annual report on Form 10-K for the fiscal year ended January 31, 2009. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying October 30, 2009 and October 31, 2008 interim condensed financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 2009 included in our fiscal year end January 31, 2009 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	October 30, 2009 (Unaudited)	January 31, 2009
ASSETS
Cash and cash equivalents	$30,856	$16,449
Restricted cash	2,850	20,806
Receivables and other assets	615	800

Total assets	34,321	38,055

LIABILITIES
Estimated taxes payable	1,225	7,465
Estimated costs to be incurred during liquidation	3,970	5,644

Total liabilities	5,195	13,109

Net assets in liquidation	$29,126	$24,946

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Net assets in liquidation, beginning of period	$24,462	$23,808	$24,946	$38,495
Changes in net assets in liquidation:
Litigation costs	—	(307)	(98)	321
Taxes payable	6,675	425	6,240	(50)
Net realizable value of assets and settlement amounts of other liabilities	(398)	(175)	(964)	(233)
Costs to be incurred during liquidation	(1,613)	(314)	(998)	(81)

Net change in net assets in liquidation	4,664	(371)	4,180	(43)

Distributions to shareholders	—	—	—	(15,015)
Net increase (decrease) in net assets in liquidation	4,664	(371)	4,180	(15,058)

Net assets in liquidation, end of period	$29,126	$23,437	$29,126	$23,437

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

REMEC will continue in existence until its final dissolution, which is subject to settlement of outstanding litigation and the payment of liabilities. Based on current estimates, the Company anticipates that final dissolution will not occur prior to the end of the fourth quarter of our 2010 fiscal year. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides us with authority to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our shareholders as determined by our Board of Directors. The Company is currently evaluating potential trustee options as we prepare to transfer the net assets to a trust.

Based on our projections of operating expenses and liquidation costs as of October 30, 2009, we estimate that the remaining amount of additional future liquidating distributions will range from $0.85 to $0.97 per common share. The actual amount available for distribution, if any, could be less than $0.85 if we discover additional liabilities or claims or incur unexpected or greater than expected expenses, or more than $0.97 if we are able to resolve our remaining liabilities for less than our reserves, and we do not incur additional or unexpected liabilities or expenses. We are subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to our shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change, perhaps significantly. Although our Board of Directors has not established a firm timetable for authorizing future liquidating distributions, it intends, subject to contingencies inherent in winding up our business, to make such distributions periodically and as promptly as practicable as we pay or resolve our remaining liabilities and obligations.

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

Subsequent Events Evaluation

The Company evaluated all events or transactions that occurred after October 30, 2009 up through December 14, 2009, the date these financial statements were issued.

Recent Accounting Pronouncements

As of October 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) which was established as a single authoritative source of GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of GAAP for SEC registrants. Under the Codification, existing GAAP references are referred to by ASC topic numbers, and in circumstances where revisions or updates to existing standards are required, the FASB will issue an Accounting Standards Update (“ASU”) on the related ASC topic. Based on its adoption of the Codification in the current quarter, the Company has revised references to legacy U.S. GAAP to be consistent with the Codification in its financial statements, starting with the accompanying interim condensed financial statements and disclosures for the period ended October 30, 2009. The Codification had no effect on the Company’s interim condensed financial statements.

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

Reclassifications

Certain reclassifications have been made to estimated costs to be incurred during liquidation liabilities in prior period amounts included in the statement of changes in net assets in liquidation in order to conform to the current period presentation.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation and taxes payable, have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services including estimated third party trust fees, facility lease expense partially offset by facility sub-lease income (see Note 3, Commitments and Contingencies under “Leases”) and miscellaneous other expected future costs. As of October 30, 2009, such costs were estimated at approximately $4.0 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above, through January 31, 2010, the end of the Company’s fourth quarter of fiscal 2010. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

As of October 30, 2009 taxes payable were estimated at approximately $1.2 million, including approximately $0.5 million in interest and penalties payable (see Note 4, Income Tax Contingencies). Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents included investments held in a money market fund of $30.9 million as of October 30, 2009. Changes in market interest rates would not be expected to have a material impact on the fair value of $30.9 million of our cash equivalents as of October 30, 2009, as these consisted of securities with maturities of less than three months. As a result of the Company’s Plan of Dissolution, the Company no longer purchases new investments.

Restricted Cash

As of October 30, 2009, restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated, also see Note 3 below, Commitments and Contingencies under “Indemnifications and Guarantees”.

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions in the United States that are either uninsured or are in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of October 30, 2009, cash equivalents consisted primarily of money market funds of approximately $30.6 million which invest exclusively in short-term U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations. Our money market funds are not insured by the FDIC or guaranteed by the U.S. Treasury. However, these funds are backed by 102% collateral in U.S. Treasury securities.

As of October 30, 2009 and January 31, 2009, the total uninsured balances of our cash and cash equivalents were $30.9 million and $16.5 million, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. The Company has not experienced any losses in such accounts and believes that based on the financial strength of institutions at which significant investments are made and the collateral backing the uninsured money market funds, credit risk relating to its cash and cash equivalents is limited.

Note 3. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”) obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash (See description of “Restricted Cash” in Note 2 above). During the first quarter of fiscal 2010, one letter of credit, issued to secure workers’ compensation obligations in the amount of $1.04 million, was terminated and as a result, the cash used to secure this letter of credit was reclassified from restricted cash to cash and cash equivalents. As of October 30, 2009 the remaining letters of credit totaled approximately $2.9 million.

Leases

Our contractual obligations and commitments as of October 30, 2009 are reported in the statements of net assets in liquidation as accrued expenses to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of October 30, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations was approximately $0.1 million net of contractual sublease income totaling approximately $1.1 million.

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

Performance-Based Incentive Bonuses

Richard A. Sackett, our President, is entitled, in accordance with our Plan of Dissolution and the Amended and Restated Performance and Retention Agreement (“Performance & Retention Agreement”) entered into between Mr. Sackett and the Company, to receive an incentive bonus in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonus paid to Mr. Sackett will be in addition to his regular salary and the retention bonus called for under the Performance & Retention Agreement. During fiscal year ended January 31, 2009 and during the nine months ended October 30, 2009, no incentive bonus was paid to Mr. Sackett.

David F. Wilkinson, our Chief Financial Officer, is entitled, in accordance with our Plan of Dissolution and the Amended and Restated Performance and Retention Agreement (“Performance & Retention Agreement”) entered into between Mr. Wilkinson and the Company, to receive an incentive bonus in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonus paid to Mr. Wilkinson will be in addition to his regular salary and the retention bonus called for under the Performance & Retention Agreement. During the fiscal year ended January 31, 2009 and during the nine months ended October 30, 2009, no incentive bonus was paid to Mr. Wilkinson.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. The Pretrial Conference has been set for January 25, 2010, and Trial has been set for February 23, 2010. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation (See Note 2) or in the estimated range of future liquidating distributions (See Note 1), as of October 30, 2009.

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

Note 4. Income Tax Contingencies

During the third quarter of fiscal 2010, management determined that previously recorded unrecognized tax contingencies and related accrued interest and penalties should be reduced by approximately $4.3 million and $2.4 million, respectively, as a result of a lapse of the applicable federal statue of limitations. The remaining tax contingency as of October 30, 2009 for estimated taxes payable, relating to state statue of limitations is approximately $1.2 million, which includes approximately $0.5 million in estimated interest and penalties payable.

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

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of October 30, 2009 and January 31, 2009, together with changes in net assets for the three and nine months ended October 30, 2009 and October 31, 2008, respectively.

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

Our Plan of Dissolution provides us with authority to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust. We have accrued estimated costs of a trust as of October 30, 2009 in our estimated costs to be incurred during liquidation. We are currently evaluating potential trustee options as we prepare to transfer the net assets to a trust.

Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Income Statements as well as a Statements of Cash Flows is eliminated.

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying interim condensed financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to shareholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to shareholders. If amounts received from the settlement of non-cash assets are less than the estimated net realizable value or if actual settlement of our obligations, liabilities, operating costs and claims exceeds currently estimated amounts, future distributions of cash to our shareholders will be reduced.

Net Assets in Liquidation

Net assets in liquidation increased approximately $4.2 million, or $0.14 per share, to $29.13 million for the nine months ended October 30, 2009 from $24.95 million as of January 31, 2009. (In thousands, except per share data):

	October 30, 2009	January 31, 2009

Net assets in liquidation	$29,126	$24,946

Number of common shares outstanding at each respective date	30,031	30,031

Net asset value per outstanding share	$0.969	$0.831

The following paragraphs summarize certain material actions and events which have occurred regarding the Company’s liquidation process during the nine months ended October 30, 2009.

Net assets in liquidation increased approximately $4.2 million for the nine months ended October 30, 2009. The increase in net assets in liquidation was primarily due to the reverse of the accrual for estimated taxes payable of approximately $4.3 million and approximately $2.4 million in associated estimated penalties and interest. The reduction to income taxes payable was the result of a lapse of the applicable statue of limitations for federal taxes.

Increases in net assets in liquidation were offset by approximately $2.0 million due to increases in costs to be incurred during liquidation related to, operating costs, net, associated with winding up operations; insurance amortization (primarily D&O coverage), insurance expense (primarily workers’ compensation), compensation costs for our two executive officers, and legal fees.

Results of Operations

In connection with the adoption of the Plan of Dissolution, and the adoption of the liquidation basis of accounting for all periods subsequent to September 2, 2005, we do not generate revenue and have no supply of product available for sale, and, therefore, we do not incur cost of revenues.

Liquidity and Capital Resources

As of October 30, 2009, net assets in liquidation totaled $29.1 million. Total assets of $34.3 million include approximately $30.8 million in cash and cash equivalents and approximately $2.9 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.6 million, which includes notes receivables and prepaid insurance, consisting primarily of D&O insurance premiums to be amortized. Total assets are offset by approximately $5.2 million of estimated total liabilities expected to be incurred during liquidation, consisting of approximately $1.2 million in taxes payable and approximately $4.0 million of estimated operating costs and estimated costs to be incurred during liquidation.

We expect to use our capital resources to execute and complete our Plan of Dissolution, settle existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company may vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we convert our remaining assets to cash. At October 30, 2009, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Subsequent cash distributions are pending, subject to review by REMEC’s Board of Directors of the Company’s remaining obligations. However, the significant number of liabilities and obligations that REMEC must satisfy along with the uncertainty surrounding these obligations makes the actual amount and timing of distributions uncertain and may result in the actual cash distribution being lower or higher than the expected range from $0.85 to $0.97 per common share.

Off-Balance Sheet Arrangements

As of October 30, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of October 30, 2009 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation or estimated taxes payable. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of October 30, 2009 the accrual for the estimated net lease settlements on the remaining facility obligations is approximately $0.1 million net of sublease payments totaling approximately $1.1 million.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

“As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item. “

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ended October 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. The Pretrial Conference has been set for January 25, 2010, and Trial has been set for February 23, 2010. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The primary insurance carrier has agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation (See Note 2) or in the estimated range of future liquidating distributions (See Note 1), as of October 30, 2009.

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

Date: December 14, 2009