Form 10-K
period 2010-01-31
REMEC INC
filed 2010-05-03
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010.

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

Registrant’s Telephone Number, Including Area Code: 858-259-4265

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,424,047 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of outstanding shares of REMEC common stock as of April 16, 2010 was 30,031,000.

Documents incorporated by reference: Certain exhibits filed with the registrant’s prior registration statements, periodic reports on forms 8-K, forms 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

REMEC, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended January 31, 2010

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part I, Item 1A, “Risk Factors” included herein and throughout this Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	our ability to successfully resolve all our outstanding or unknown future creditor claims and litigation; and

•	our ability to correctly estimate the amount of future liquidating distributions, if any, and the timing thereof, to our shareholders.

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

REMEC, Inc. (“REMEC” or the “Company” “us,” “our,” or “we”) was incorporated in California in January 1983. Our principal executive office is located at 3790 Via de la Valle, Suite 211, Del Mar, California 92014, and our telephone number is (858) 259-4265. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by REMEC, Inc. with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by REMEC with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090. REMEC also provides access to its most recently filed reports through the Company’s website at www.remec.com after filing such material with the SEC. Information contained in, or that can be viewed on our website is not part of this annual report on Form 10-K. Our common stock trades on the OTC Bulletin Board (OTCBB) exchange under the symbol “REMC.OB.”

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

REMEC will continue in existence until its final dissolution, which is subject to resolution of outstanding litigation and the settlement of its known debts and liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides that liquidating distributions will be made to our shareholders as determined by our Board of Directors. To date, liquidating cash distributions totaling $99.2 million have been made to our shareholders pursuant to the Plan of Distribution. The Company has evaluated its ability to make further liquidating distributions to shareholders and transfer the remaining net assets to a liquidating trust precedent to a final dissolution, as well as to transfer the current net assets to a liquidating trust while current litigation remains pending. However, any such further distributions and/or transfer cannot be completed until the current pending litigation is resolved, due to the Company’s (and its shareholders’) liability for the litigation, and the tax consequences to shareholders of a transfer of the Company’s current net assets to a liquidating trust prior to resolution of the litigation. As a result, the Company intends to continue to operate in a corporate form, without making additional distributions, until the resolution of the current pending litigation. The Company cannot reasonably estimate when the current pending litigation will be resolved, the results of the litigation, or when dissolution of the Company will occur.

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

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s assets and liabilities. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and anticipated costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs are likely to differ from the amounts shown herein. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributed to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or may trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Based on our projections of operating expenses and liquidation costs as of January 31, 2010, we estimate that the remaining amount of future liquidating distributions will range from $0.85 to $0.96 per common share. The actual amount available for distribution, if any, could be less than $0.85 if we incur additional liabilities or incur unexpected or greater than expected expenses; or more than $0.96 if we are able to settle our remaining liabilities for less than amounts currently estimated, and we do not incur additional or unexpected future liabilities or expenses. We remain subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to our shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change.

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

Year Ended January 31, 2010 and Recent Developments

Powerwave Indemnity Claims: On March 10, 2009, the Company and Powerwave Technologies, Inc. agreed to compromise their dispute arising out of the Company’s sale of its former Wireless Systems Business to Powerwave in September 2005, and entered into a settlement agreement pursuant to which the Company agreed to pay to Powerwave the sum of $1,960,000; Powerwave agreed to release to the Company all funds held in escrow from the Wireless Systems Business sale, including accrued interest; the parties agreed to a mutual release of all claims related to the sale of the Wireless Systems Business, including but not limited to claims arising from the Asset Purchase Agreement between the parties, and to dismiss the litigation between the parties with prejudice. In addition, Powerwave agreed to assume all product warranty claims arising from the purchased assets or relating to the Wireless Systems Business as defined in the Asset Purchase Agreement. On March 23, 2009, the Company paid Powerwave $1,960,000 in accordance with the settlement agreement. On March 27, 2009, the Company received the escrow funds from the custodian of the escrow account (approximately $16.93 million in total). On April 1, 2009, the litigation between the parties was dismissed with prejudice.

Securities Class Action: On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California alleging that between September 8, 2003 and September 8, 2004 (the “Class Period”) the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition, operations and future business prospects in violation of federal securities laws. After several consolidated and amended complaints were filed, challenged by the Defendants and dismissed by the Court with leave to amend, the Court denied the Company’s Motion to Dismiss the Fourth Amended Complaint on September 26, 2006. REMEC filed its Answer to the Fourth Amended Complaint on November 6, 2006, denying all liability and asserting certain affirmative defenses. On November 21, 2007 the Court granted Plaintiff’s motion for class certification. The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. The Pretrial Conference, and Trial date, previously set for January 25, 2010 and February 23, 2010, respectively, have been vacated by the Court, which has indicated that rulings on the motions for summary judgment are forthcoming. (see Note 6 to the accompanying financial statements, “Subsequent Event”.)

Liquidating Distributions: Following the settlement of the Powerwave Indemnity Claim litigation, the Board of Directors of the Company considered whether to make a liquidating distribution to shareholders, and/or to transfer the remaining assets of the Company to a liquidating trust for the benefit of the Company’s shareholders. The Board concluded, based upon the potential exposure of shareholders receiving such a distribution to liability resulting from the pending Securities Class Action litigation, and the tax treatment to shareholders of a transfer of the Company’s assets to a liquidating trust, that it was not in the best interests of the Company and its shareholders to make a liquidating distribution or to transfer the Company’s remaining assets to a liquidating trust until the Securities Class Action was resolved.

Employees

As of January 31, 2010, we had two full-time employees, who were our Executive Officers. We consider our relationships with our existing employees to be good.

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

We cannot assure you of the exact amount or timing of any future distribution to our shareholders.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our shareholders. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters, and unexpected or greater than expected expenses. We cannot assure you that we will successfully defend against the outstanding litigation matters filed against us or any new claims filed against us. In addition, regardless of the merit or eventual outcome of our existing litigation matters or any new claims which may be filed against us, these existing or potential litigation matters may result in the expenditure of a significant amount of cash for legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be less than or more than the range we have estimated. Any amounts to be distributed to our shareholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Effective at the close of business on October 12, 2005, we voluntarily de-listed our common stock and closed our transfer books. Prior to that date, our common stock was traded on the Nasdaq National Market (Nasdaq) under the symbol “REMC.” Since the de-listing, our common stock has been trading in on the OTC Bulletin Board under the symbol “REMC.OB.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of shareholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after October 12, 2005. Trading in our stock is highly speculative and the market for our stock is highly illiquid. As we are no longer an operating company, the only value underlying the trading price of our shares is the right to receive further distributions, if any, as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above or below the amount of any future liquidating distribution that may be made.

We may not be able to settle all of our obligations to creditors and resolve all litigation in a favorable manner.

If we do not settle all of our obligations to creditors and resolve all of our outstanding and any new litigation, we may be prevented from completing our Plan of Dissolution. The Company’s commitments and contingencies include claims and litigation against the Company. While the Company is vigorously defending against these matters, the outcome of pending litigation is not determinable. In addition, we cannot assure you that third parties will not assert additional claims or litigation against us, including but not limited to claims arising prior to the adoption of the Plan of Dissolution and the sale of our business units and assets. Any new claims filed by third parties could further delay us from completing the Plan of Dissolution. As part of the winding up process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation in a favorable manner could delay or even prevent us from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and to resolve our outstanding and any new litigation will reduce the amount of remaining capital available for future distribution to shareholders. The ultimate settlement, if any, may vary significantly from amounts presently estimated. Any unfavorable settlement could have a material negative effect on our financial position and net assets in liquidation. The amounts of settlements or damage payments, if we do not successfully defend cases that are not settled, could reduce future distributions to the lower end, or below the lower end, of our current estimated distribution range.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to shareholders.

Liabilities and expenses from operations, such as operating costs, directors and officers liability insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we complete the implementation of our Plan of Dissolution. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome until the Company is fully dissolved. These expenses and liabilities will reduce the amount of assets available for future distribution out of the liquidation to shareholders.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting (“ICFR”) as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We are also required to include audited financial statements in our annual report on Form 10-K. Our annual report on Form 10-K for the fiscal year ended January 31, 2010 does not require an attestation from the Company’s independent registered public accounting firm relating to the effectiveness of our ICFR.

Based on current rules of the Securities and Exchange Commission, and pending the timing of the transfer of net assets to a liquidating trust we maybe be required to obtain an attestation report on the effectiveness of our ICFR from our independent registered public accounting firm for inclusion in our annual report on Form 10-K for our fiscal year ending January 31, 2011, if we have not, by that time, completed our dissolution or transferred our remaining assets and liabilities to a liquidating trust.

We may be subject to final examinations by taxing authorities across various jurisdictions which may impact the amount of taxes that we pay and the ultimate distributions to our shareholders.

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At January 31, 2010, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of these accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Although our Board of Directors has not established a firm timetable for future cash liquidating distributions to our shareholders, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid, settled or resolved. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, claim settlements with creditors, new claims made by third parties and the settlement or the final resolution of any outstanding or future litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our shareholders on the grounds that the amount to be distributed was needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or diminish the amount available for such distribution to our shareholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if any liability exceeds our remaining assets, each shareholder could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the Company’s remaining assets, up to the amount actually distributed to such shareholder.

Although the liability of any shareholder is limited to the amounts previously received by such shareholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a shareholder could be required to return all distributions previously made to such shareholder and receive nothing from us under the Plan of Dissolution, if amounts required to settle the Company’s remaining liabilities exceed available assets. Moreover, in the event a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us, or our remaining assets will be adequate to cover all such expenses and liabilities. In particular, the plaintiffs in the pending Securities Class Action have alleged, through their experts, that if the plaintiffs were to prevail, that the aggregate damages for the Class could exceed the available director and officer’s liability insurance and the Company’s available assets. While the Company has not concluded that a loss resulting from that case is probable, and accordingly has not established a contingency reserve, the pending Securities Class Action suit could result in a final judgment in excess of the Company’s assets and insurance coverage, which may result in the liability described herein.

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

During fiscal years 2007 and 2008 we entered into agreements which resulted in the complete sublease of our former headquarters facility at 3790 Via de la Valle, Suite 311, Del Mar, California, through the remainder of the lease term in September 2011.

Our leased facility at 13950 Stowe Drive, Poway, California, was fully subleased through the remainder of the lease term. The lease and sublease expired in February 2010.

The minimum future lease payments under non-cancelable operating leases as of January 31, 2010 are approximately $930,000, which is expected to be reduced by sublease payments totaling approximately $862,000.

Item 3.	Legal Proceedings.

The Company’s loss contingencies include the following lawsuit:

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. The Pretrial Conference, and Trial date, previously set for January 25, 2010 and February 23, 2010, respectively, have been vacated by the Court, which has indicated that rulings on the motions for summary judgment are forthcoming. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The insurance carriers have agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation or in the estimated range of future liquidating distributions as of January 31, 2010 (see Notes 1, 2 and 6 to the accompanying financial statements.)

Other

Other than the lawsuit described above, REMEC is not presently subject to any material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Environmental Matters

We are not currently aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability with respect to our leased properties that would have a material effect on our financial condition or that we believe would require disclosure or the recording of a loss contingency.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was previously traded on the Nasdaq National Market (Nasdaq) beginning on February 1, 1996 under the symbol “REMC.” On October 10, 2005, we provided a delisting notice to Nasdaq and voluntarily requested that our common stock be de-listed from Nasdaq as of October 13, 2005, the last trading day being October 12, 2005. Since we were de-listed from Nasdaq on October 13, 2005, our shares have continued to trade on the OTC Bulletin Board (OTCBB) exchange under the symbol “REMC.OB”. The Over-the-Counter quotations reflect inter-dealer bid prices, without retail mark-up, markdown or commission and may not represent actual transactions.

On April 16, 2010, the number of shareholders of record of REMEC common stock was 503 and the closing sale price of REMEC common stock was $0.89 per share. The following table sets forth the range of high and low closing sale prices of our common stock as reported on Nasdaq and the OTCBB for the quarterly periods indicated.

	High	Low
Fiscal 2009
First Quarter	$1.08	$0.95
Second Quarter	1.22	0.62
Third Quarter	0.75	0.57
Fourth Quarter	0.65	0.52

Fiscal 2010
First Quarter	$0.95	$0.54
Second Quarter	0.87	0.76
Third Quarter	0.95	0.77
Fourth Quarter	0.95	0.80

Fiscal 2011
First Quarter (through April 16, 2010)	$0.95	$0.87

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

The sources for payment of these distributions were cash on hand and funds realized from the liquidation of assets.

Additional cash liquidating distributions are pending, subject to the settlement of the Company’s remaining liabilities and approval by REMEC’s Board of Directors.

Recent Sales of Unregistered Securities

Since February 1, 2007, we have not issued any securities that have not been registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2010.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets in liquidation.

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

REMEC will continue in existence until its final dissolution, which is subject to resolution of outstanding litigation and the payment of its known debts and liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides that liquidating distributions will be made to our shareholders as determined by our Board of Directors. To date, liquidating cash distributions totaling $99.2 million have been made to our shareholders pursuant to the Plan of Distribution. The Company has evaluated its ability to make a liquidating distribution to shareholders and transfer the remaining net assets to a liquidating trust precedent to a final dissolution, as well as to transfer the current net assets to a liquidating trust while current litigation remains pending. However, such a distribution and/or transfer cannot be completed until the current pending litigation is resolved, due to the Company’s (and its shareholders’) liability for the litigation, and the tax consequences to shareholders of a transfer of the Company’s current net assets to a liquidating trust prior to resolution of the litigation. As a result, the Company intends to continue to operate in a corporate form, without making additional distributions, until the resolution of the current pending litigation.

Our Plan of Dissolution provides us with authority to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust. Our estimated costs to be incurred during liquidation as of January 31, 2010 include estimated costs of a trust.

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we believe it is likely that the actual amount of those expenses will differ from our current estimate, we believe that available cash plus proceeds realized from the liquidation of assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make further cash distributions to shareholders.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

Net assets in liquidation increased $3.9 million, or $0.13 per share, to $28.9 million for the fiscal year ended January 31, 2010 from $24.9 million for the fiscal year ended January 31, 2009. (In thousands, except per share data):

	Fiscal Years Ended January 31,
	2010	2009
Net assets in liquidation	$28,857	$24,946
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$0.96	$0.83

The following paragraph summarizes certain material actions and events which have occurred regarding the Company’s liquidation process during the fiscal year ended January 31, 2010.

Net assets in liquidation increased approximately $3.9 million for the fiscal year ended January 31, 2010. The increase in net assets in liquidation was primarily due to the reversal of an accrual for estimated taxes payable of approximately $4.3 million and approximately $1.9 million in associated estimated penalties and interest. The reduction to income taxes payable was the result of a lapse of the applicable statute of limitations for federal taxes. Other increases in net assets for the twelve months ending January 31, 2010, include a reserve decrease related to the Company’s tail policy for D&O insurance of approximately $0.4 million.

Increases in net assets in liquidation were offset by approximately $3.2 million as a result of an increase in the accrual period used to estimate future expenses from 3 months to 6 months and operating costs, net, associated with winding down operations, including insurance amortization (primarily D&O coverage), insurance expense (primarily workers’ compensation), compensation costs for our two executive officers, legal and accounting fees.

Results of Operations

In connection with the adoption of the Plan of Dissolution, and the adoption of the liquidation basis of accounting for all periods subsequent to September 2, 2005, our financial statements are prepared under the liquidation basis of accounting, results of operations are not presented.

Liquidity and Capital Resources

As of January 31, 2010, net assets in liquidation totaled approximately $28.9 million. Total assets of approximately $33.7 million include approximately $30.4 million in cash and cash equivalents and approximately $2.9 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.4 million, which includes notes receivables and prepaid insurance, consisting primarily of D&O insurance premiums to be amortized. Total assets are offset by approximately $4.8 million of estimated total liabilities expected to be incurred during liquidation, consisting of approximately $1.2 million in taxes payable and approximately $3.6 million estimated costs to be incurred during liquidation.

We expect to use our capital resources to execute and complete our Plan of Dissolution, which includes settling existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we settle our remaining liabilities. At January 31, 2010, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

The sources for payment of these cash distributions were cash on hand and funds realized from the liquidation of assets.

Additional cash liquidating distributions are pending, subject to the settlement of the Company’s remaining liabilities and approval by REMEC’s Board of Directors.

Critical Accounting Policies

Our financial statements continue to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

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

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual realizable values of assets and settlement amounts of liabilities are likely to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or may trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

Use of Estimates

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services including estimated third party trust fees, facility lease expense partially offset by facility sub-lease income (see Note 4 to the accompanying financial statements, Commitments and Contingencies under “Leases”) and miscellaneous other expected future costs. As of January 31, 2010, such costs were estimated at approximately $3.6 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above, through July 30, 2010, the end of the Company’s second quarter of fiscal 2011. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

As of January 31, 2010 taxes payable were estimated at approximately $1.2 million, including approximately $0.5 million in interest and penalties payable (see Note 2 to the accompanying financial statements, Summary of Significant Accounting Policies under “Income Taxes and Income Tax Contingencies”.) Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distribution to our shareholders.

Cash and Cash Equivalents

As of January 31, 2010, cash and cash equivalents total $30.4 million. Cash and cash equivalents included investments held in a money market fund of $29.6 million as of January 31, 2010. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Changes in market interest rates would not be expected to have a material impact on the fair value of $29.6 million of our cash equivalents as of January 31, 2010, as these consisted of securities with maturities of less than three months. As a result of the Company’s Plan of Dissolution, the Company no longer purchases new investments.

Restricted Cash

As of January 31, 2010, restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated, also see Note 4 to the accompanying financial statements, Commitments and Contingencies under “Indemnifications and Guarantees”.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “ASC” or “Codification”) The Codification is not expected to change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s consolidated financial statements, and only affects how the Company references authoritative accounting guidance going forward.

Off-Balance Sheet Arrangements

As of January 31, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of January 31, 2010 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of January 31, 2010 the estimated net lease settlements on the remaining facility obligations is approximately $68,000 net of sublease payments totaling approximately $862,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements on page 25.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, in this Annual Report on Form 10-K for the year ending January 31, 2010 we report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accountants will not be required to attest on the effectiveness of the Company’s internal control over financial reporting until the Company’s fiscal year ending January 31, 2011.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended January 31, 2010, the Company’s President and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on “Internal Control — Integrated Framework.” Based upon this assessment, management believes that, as of January 31, 2010, our internal control over financial reporting was effective in accordance with those criteria.

Management’s assessment of the effectiveness of our internal controls over financial reporting was not audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm. Management’s report was not subject to attestation pursuant to the temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the executive officers and directors of REMEC as of January 31, 2010:

Name	Age	Position
Richard A. Sackett	56	President, General Counsel, Secretary and Director
David F. Wilkinson	48	Chief Financial Officer
Thomas A. Corcoran(2)	65	Director
Mark D. Dankberg(1)	54	Director
William H. Gibbs(1)(2)	66	Director
Andre R. Horn(1)	81	Chairman of the Board
Jeffrey M. Nash(2)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Operations Committee

Executive Officers

RICHARD A. SACKETT has served as the President of REMEC since January 20, 2006 and was elected to the Board of Directors effective June 19, 2006. Mr. Sackett joined REMEC in July 2002 and was Assistant General Counsel of the Company from January 2003 to September 2005. On October 1, 2005 he was appointed as the Company’s Vice President, General Counsel and Secretary. Mr. Sackett retained the offices of General Counsel and Secretary upon becoming President. Prior to joining the Company in July 2002, Mr. Sackett was Counsel for National Steel and Shipbuilding Company (NASSCO) in San Diego, California from 1990 to 2002. Mr. Sackett received a J.D. from the University of San Diego School of Law in 1978, and practiced law in San Diego in law firms and as in-house counsel for public and private companies from 1978 to 1990. We believe Mr. Sackett is qualified to sit on our Board based on his education and prior experience in business, including: Over 30 years as a practicing attorney in the field of business law; in-house counsel for large public and privately-held corporations since 1988; in-house Counsel for REMEC since 2002; and his knowledge of Company assets and liabilities and laws governing dissolution of corporations.

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

Board of Directors

Our Board of Directors consists of six members which include Richard A. Sackett, the Company’s President. In addition to the information presented regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors and director nominees have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board.

THOMAS A. CORCORAN has been a director of REMEC since May 1996. Mr. Corcoran is the Chief Executive Officer of Corcoran, LLC, a private management consulting firm, and in that capacity, he works closely with the Carlyle Group, a Washington DC based private equity firm. Mr. Corcoran has been a senior advisor to the Carlyle Group since 2004. Mr. Corcoran was President and CEO from January 2001 to April 2004 of Gemini Air Cargo, a Carlyle Group company. Since February 2006, he has been Chairman of Proxy Aviation, Inc., a private company in Germantown, Maryland. Mr. Corcoran was the President and Chief Executive Officer of Allegheny Teledyne Incorporated from October 1999 to December 2000. From April 1993 to September 1999 he was the President and Chief Operating Officer of Electronics Systems Sector and Space & Strategic Missiles Sector of Lockheed Martin Corporation. Mr. Corcoran worked for General Electric for 26 years, from 1967 to 1993. From 1983 to 1993 he held various management positions with GE Aerospace and was a company officer from 1990 to 1993. Mr. Corcoran is a member of the Board of Trustees of Stevens Institute of Technology and the Board of Directors of L-3 Communications Holdings, Inc., La Barge, Inc., Serco, Ltd., Aer Lingus, Ltd., ARINC, Inc., a Carlyle Group company, and the American Ireland Fund. We believe Mr. Corcoran is qualified to sit on our Board based on his education and prior experience in business, including his experience as a Chief Executive Officer, and his current and past directorships, including those of a Fortune 500 Company.

MARK D. DANKBERG has been a director of REMEC since September 1999. Mr. Dankberg was a founder of ViaSat, Inc. and has served as Chairman of the Board and Chief Executive Officer of ViaSat since its inception in May 1986. Mr. Dankberg also serves as a director of TrellisWare Technologies, Inc., a privately-held subsidiary of ViaSat that develops advanced signal processing technologies for communication applications. Prior to founding ViaSat, he was Assistant Vice President of M/A-COM Linkabit, a manufacturer of satellite telecommunications equipment, from 1979 to 1986 and Communications Engineer for Rockwell International from 1977 to 1979. Mr. Dankberg holds B.S.E.E. and M.E.E. degrees from Rice University. We believe Mr. Dankberg is qualified to sit on our Board based on his education and prior experience in business, including his position as Chairman of the Board and Chief Executive Officer of a publicly-traded company since 1996.

WILLIAM H. GIBBS has been a director of REMEC since May 1996. From January 1998 to present he has served as President of Parafix Management, a company specializing in corporate turnaround and restructuring. Mr. Gibbs was the President and Chief Executive Officer of DH Technology, Inc., from November 1985 to January 1998 and was Chairman of the Board of DH Technology, Inc. from March 1987 through October 1997. From August 1983 to November 1985, he held various positions, including those of President and Chief Operating Officer, with Computer and Communications Technology, a supplier of rigid disc magnetic recording heads to the peripheral equipment segment of the computer industry. Mr. Gibbs was a director of Fargo Electronics, Inc. from 2003 to 2006, and a director of Eagle Test Systems, Inc. from December 2005 to November 2008. Mr. Gibbs holds a B.S.E.E. degree from the University of Arkansas. He currently serves on the board of directors of two non-public venture backed companies. We believe Mr. Gibbs is qualified to sit on our Board based on his education and prior experience in business, including his prior experience in numerous business functions over a wide range of industry segments for both public and private companies, turn around assignments, and attendance at various training programs such as General Electric’s Management Develop Program and Stanford University’s Strategic Management and Financial courses.

ANDRE R. HORN has been a director of REMEC, Inc. since 1988 and has served as REMEC’s Chairman of the Board since February 2005. Mr. Horn retired in 1985 as Chairman of Joy Manufacturing Co. in Pittsburgh, Pennsylvania, now known as Joy Global Inc., a manufacturer of heavy equipment. From 1985 to 1991, Mr. Horn served as the Chairman of the Board of Needham & Company, Inc. He currently holds the honorary position of Chairman Emeritus of Needham & Company, Inc. Mr. Horn was re-elected to the Needham Board in February 2006. He is also a director, Chairman of the Board and a member of the Audit Committee of Southwall Technologies, Inc., a maker of sputtered materials used on flexible substrates for energy conservation. Mr. Horn holds a B.S. degree in Mathematics from the University of Paris and is a graduate of the Ecole des Hautes Etudes Commerciales (Paris). We believe Mr. Horn is qualified to sit on our Board based on his education and prior experience in business, including 25 years experience as a financial and operating executive of large manufacturing and public corporations, and 40 years experience as a director of publicly traded corporations.

JEFFREY M. NASH, Ph.D. has been a director of REMEC since September 1988. From September 2003 until October 2009, Dr. Nash served as Chairman and President of Inclined Plane, Inc., a privately-held consulting and intellectual property development company serving in defense, communications and media industries. From June 1994 until September 2003, he was President of Digital Perceptions, Inc. a privately-held consulting and software development firm serving the defense, remote sensing, communications, aviation and commercial computer industries. Dr. Nash has been a director of ViaSat, Inc., a publicly traded manufacturer of satellite communication equipment, since 1987, where he currently serves on the Audit Committee and is the Chair of the Compensation and Human Resources Committee. Dr. Nash holds B.S. and M.S. degrees in Engineering from UCLA, and a Ph.D. in Large Scale Systems Engineering/Operations Research, also from UCLA. We believe Dr. Nash is qualified to sit on our Board based on his education and prior experience in business, including being the founder or co-founder of five high technology companies from 1977-2003; a member of the Board of Directors of four public companies from 1987 to the present, and presently serving on two public-company boards; and a director of three privately-held companies from 1999-2003.

Family Relationships

There are no family relationships between any directors, executive officers or between any director and executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires REMEC’s directors, executive officers and persons who own more than 10% of a registered class of REMEC’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities Exchange Commission (“SEC”). Such directors, executive officers and 10% shareholders are also required by SEC rules to furnish REMEC with copies of all Section 16(a) forms that they file. To REMEC’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, REMEC’s directors and executive officers complied with all applicable Section 16(a) filing requirements during the fiscal year ended January 31, 2010.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and directors. This code of ethics is posted on our Website located at www.remec.com under the tab “Investors.” The code of ethics may be found as follows: from our main Web page, (a) first click on “Investors” at the top of the page, (b) then on “Corporate Governance” and (c) then click on “Code of Business Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics that applies to our principal executive officer, principal financial officer and directors by posting such information on our Website, at the address and location specified above.

Board Meetings and Committees

The Board held a total of 4 meetings during the fiscal year ended January 31, 2010. During this period, each director attended at least 94% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he was a director) and (ii) the total number of meetings held by all committees of the Board on which he served (held during the periods that he served). REMEC has not held an Annual Meeting of Shareholders after fiscal year 2006.

REMEC has two standing committees: the Audit Committee and the Operations Committee. The current members of the committees are identified on the following table.

	Audit Committee	Operations Committee
Andre R. Horn	Member
Thomas A. Corcoran		Member
Mark D. Dankberg	Member
William H. Gibbs	Chairman	Member
Jeffrey M. Nash, Ph.D.		Chairman

The Audit Committee has a written charter approved by the Board. A copy of the charter can be found under the “Investors” section of our website at www.remec.com. The principal functions of the Audit Committee are to select REMEC’s independent auditors and approve their compensation, oversee and evaluate the performance of the independent auditors, oversee REMEC’s accounting and financial reporting policies and internal control systems and review REMEC’s interim and annual financial statements. The Audit Committee held 4 meetings during the fiscal year ended January 31, 2010. The Board has determined that all members of the Audit Committee are independent directors under the current rules promulgated by the Nasdaq Stock Market and the SEC, and each of them is able to read and understand fundamental financial statements. The Board has also determined that Mr. Horn qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The Operations Committee has the combined responsibilities of the former Compensation and Human Resources Committee and the former Nominating and Corporate Governance Committee, and adopted the existing Board approved charters of those committees. A copy of the charters can be found under the “Investors” section of our website at www.remec.com. The Operations Committee did not hold any meetings during the fiscal year ended January 31, 2010. Matters pertinent to the Company’s dissolution process were addressed by the Board of Directors for the fiscal year ended January 31, 2010. The Board has determined that all members of the Operations Committee are independent directors under the current rules promulgated by Nasdaq.

There has been no change to the procedures by which security holders may recommend nominees to our Board of Directors.

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Board strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s business.

Communications with the Board

Generally, shareholders who have questions or concerns regarding our Company should contact our President at 858-259-4265. However, any shareholder who wishes to address questions regarding the business or affairs of our Company directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at 3790 Via de la Valle, Ste 211, Del Mar, CA 92014. The Chairman will promptly forward all communications to the full Board or the specific director indicated in the letter.

Leadership Structure and the Board’s Role in Risk Oversight

Our Board does not have a policy regarding the separation of the roles of President, our Principal Executive Officer, and Chairman of the Board as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has determined that having an independent director serve as Chairman is in the best interests of the Company and its stockholders at this time. This structure ensures a greater role for the independent directors in the oversight of the company and active participation of the independent directors in setting agendas and establishing Board priority and procedures, while allowing our President to focus on the management of the Company’s day-to-day operations.

Our Board of Directors, through its committees, has an advisory role in risk oversight for our Company. Company management maintains primary responsibility for the risk management of our Company. Our Board receives regular reports from members of our management team on areas of material risk to the Company, including operational, financial, legal and regulatory. The Board receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s day-to-day business operations.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s Operations Committee is empowered to review and recommend to the full Board of Directors for approval, the compensation for the two executive officers of the Company: our President, General Counsel and Secretary, and our Chief Financial Officer.

Compensation Philosophy and Objectives

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

The Operations Committee is authorized to retain a third party advisor as it may deem appropriate in its sole discretion. During the first quarter of fiscal 2009 and the fourth quarter of fiscal 2010, the Operations Committee, at the direction of the Board of Directors, retained Compensia, Inc., an independent compensation consulting firm, to evaluate and report on the incentive pay arrangements for the Company’s executive officers. The evaluation was intended to assess the Company’s incentive pay arrangements in the context of the incentive pay arrangements of other companies in similar situations. In its initial review, Compensia evaluated the total potential payout range to each officer in the context of the Company’s and the officer’s particular situation. In order to set the context for this evaluation, Compensia reviewed compensation data from a total of 94 high technology companies in merger, acquisition, bankruptcy, turnaround and liquidation situations within the prior six years, and considered the effect of the liquidation period and the size of the liquidation relative to the size of the executive team (2 officers). Compensia also factored into its review the amount of shareholder distributions to date in the context of what was originally forecasted by the Company, and the current forecast of future distributions. Compensia concluded, as the result of this evaluation, that the incentive pay levels in the Company’s existing arrangements with its executive officers were within the range of such awards provided by the referenced companies, and that an award at the highest potential amount may be appropriate based on the distributions the Company’s shareholders would have received in order for the executives to be eligible for such payment, as well as the time spent by the executives and the relatively small officer team. In its updated report of January 2010, Compensia refreshed its original data, and added an analysis of the amounts of equity compensation that REMEC’s officers had likely foregone as a result of the extended period of liquidation as an additional factor in its analysis, and confirmed its original findings that the Company’s incentive pay arrangements with its executive officers were reasonable and within the range of such awards provided by other companies in similar situations.

Components of Compensation

The compensation of the two executive officers of REMEC consists of an annual salary, together with cash retention and incentive compensation. There are no health and welfare benefits, retirement benefits, or equity compensation.

Base Salary

It is the goal of our Board of Directors and the Operations Committee to establish base salaries for our executive officers as necessary to retain the services of competent professionals able to conduct Company operations during the liquidation and dissolution of REMEC, Inc. There were no changes to the executive officers base salaries during fiscal years 2010 and 2009.

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

During fiscal years 2010, 2008 and 2007, the Board of Directors authorized payment of Incentive Payment bonuses of $300,000, $375,000 and $150,000 per officer, respectively to Mr. Sackett and Mr. Wilkinson. There were no Incentive Payment bonuses paid to the executive officers during fiscal 2009. Incentive Payment bonuses are based on the return the Company’s shareholders had received through distributions and based on their performance in executing the Company’s Plan of Dissolution and in preserving and returning value to the Company’s shareholders. In authorizing these payments, the Board exercised its discretion in recognition that distributions to shareholders through fiscal 2010 have exceeded the top end of the range of shareholder distributions originally forecast in 2005, and in contemplation of potential additional distributions. These Incentive Payments are non-refundable in the event that the financial goals in the Incentive Payment Guideline are not achieved, and will not affect in any manner the Retention Payment. As of January 31, 2010 our accrual for Estimated Costs to be incurred in Liquidation includes total potential future Incentive Payments calculated in accordance with the Incentive Payment Guideline of approximately $1.9 million for both officers, based on the Company’s Net Assets in Liquidation. The amount of actual future Incentive Payments, if any, will be determined by additional shareholder distributions, are in the sole discretion of the Board of Directors, and may be greater or lesser than amounts currently accrued.

Stock Option and Equity Incentive Programs

No stock options have been granted to the Company’s employees, officers, or directors since the adoption of the Company’s Plan of Dissolution on August 31, 2005.

Retention Agreements

Beginning in September 2004, the Company entered into certain standard Performance and Retention Agreements (herein generally as “Retention Agreements”) with certain of its employees, including our two executive officers. These Retention Agreements were intended to provide for the retention of key REMEC employees who were necessary to complete the sale of the Company’s operating business units. The Retention Agreements were amended from time-to-time through 2005 in order to take into account the changing circumstances of the Company’s affairs.

As of January 31, 2010 two such agreements (“A&R Retention Agreements”) remain in effect, which are held by the Company’s executive officers. As of January 31, 2010 our accrual for Estimated Costs to be incurred in Liquidation includes total Retention Payment of approximately $0.3 million for both officers.

President (Principal Executive Officer)

Richard A. Sackett: Mr. Sackett entered into an Original Retention Agreement on September 24, 2004, which was amended on April 7, 2005, September 6, 2005 and October 31, 2005, to provide that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, that he would receive a retention bonus of approximately $150,000 (the “Retention Payment”).

On February 3, 2006, in connection with Mr. Sackett’s appointment as President of the Company, his A&R Retention Agreement was again amended and restated to provide that if Mr. Sackett remained employed with the Company until terminated by the Company for other than Cause, and executed a General Release in favor of the Company upon the termination of his employment, that he would receive the Incentive Payment in addition to the Retention Payment.

Mr. Sackett received Incentive Payments of $300,000, $375,000 and $150,000 in fiscal 2010, 2008 and fiscal 2007, respectively. During fiscal year 2009, there were no Incentive Payment bonuses paid to Mr. Sackett.

Chief Financial Officer (Principal Financial and Accounting Officer)

David F. Wilkinson: Mr. Wilkinson entered into an Original Retention Agreement on September 24, 2004, which was amended on September 6, 2005 to provide that if Mr. Wilkinson remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive a retention payment of $150,000 upon the termination of his employment.

On February 3, 2006, Mr. Wilkinson’s Retention Agreement was again amended and restated to provide that if Mr. Wilkinson remained employed with the Company until terminated by the Company for other than Cause, and execute a General Release in favor of the Company upon the termination of his employment, that he would receive the Incentive Payment in addition to the Retention Payment.

Mr. Wilkinson received Incentive Payments of $300,000, $375,000 and $150,000 in fiscal 2010, 2008 and fiscal 2007, respectively. During fiscal year 2009, there were no Incentive Payment bonuses paid to Mr. Wilkinson.

Compensation for the President. Mr. Sackett has served as President since January 20, 2006. Prior to his appointment as President he served as Vice President, Assistant General Counsel from April 2004 and Vice President General Counsel and Secretary from October 1, 2005. During the fiscal year ended January 31, 2010, Mr. Sackett was paid a base salary of $229,900. Mr. Sackett is not paid for his membership on the Board of Directors and was not granted any performance-based stock options during fiscal 2010.

Compensation for the Chief Financial Officer. Mr. Wilkinson has served as the Company’s Chief Financial Officer since October of 2005. Prior to October 2005, Mr. Wilkinson was the Director of Tax for the Company from July 1998 to September 2005. During fiscal year ended January 31, 2010, Mr. Wilkinson was paid a base salary of $214,225. Mr. Wilkinson was not granted any performance-based stock options during fiscal 2010.

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

Policy Regarding Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to the chief executive officer or any of the other four most highly compensated officers to the extent that the compensation exceeds $1.0 million in any one year. “Performance-based” compensation is excluded from this $1.0 million limitation. REMEC’s policy is to attempt to qualify its compensation (if any) for tax deductions whenever possible and consistent with the long-term goals of REMEC. In the fiscal year ended 2010, none of the REMEC executive officers or other employees of the Company exceeded the $1.0 million limitation for fiscal year 2010 for non-performance based compensation.

SUMMARY COMPENSATION TABLE

The following summary compensation table includes information concerning compensation for services rendered in all capacities during the fiscal year ended January 31, 2010 awarded to, earned by or paid to the Corporations’ Principal Executive Officer, the President and the Corporations’ Chief Financial Officer (together referred to as our “Named Executive Officers”) whose total compensation exceeded $100,000 for the fiscal year ended January 31, 2010. There were no other executive officers of our company in fiscal years 2010, 2009 or 2008.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	Total
Richard A. Sackett President, General Counsel and Secretary	2010	$244,379	—	$300,000	—	$544,379
	2009	229,900	—	—	—	229,900
	2008	230,662	—	375,000	—	605,662

David F. Wilkinson Chief Financial Officer	2010	214,225	—	300,000	—	514,225
	2009	214,225	—	—	—	214,225
	2008	214,935	—	375,000	—	589,935

(1)	All cash compensation received by each executive officer is found in either the Salary or Bonus Column of this Table.

(2)	Mr. Sackett and Mr. Wilkinson were each paid $300,000 and $375,000 in fiscal 2010 and 2008, respectively. as an incentive bonus payment for their performance related to the Company meeting its financial goals as set forth in the Incentive Payment provision under the Employee Retention Agreement for each officer.

Grants of Plan-Based Awards Table

There were no options granted during or for the fiscal year ended January 31, 2010.

Outstanding Equity Awards Value at Fiscal Year-End Table

There were no unexercised options previously awarded to the executive officers named above at the fiscal year end, January 31, 2010.

Option Exercises and Stock Vested Table

There were no options exercised by the executive officers named above during the fiscal year ended January 31, 2010.

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

Board Fees: For the fiscal year ended January 31, 2010, each of our non-employee Board of Directors with the exception of the Chairman received a retainer of $8,400 for the period from February 1, 2009 through January 31, 2010. The Chairman Mr. Horn received a retainer of $46,000 for the period from February 1, 2009 through January 2010. For the period from February 1, 2009 through August 31, 2009 our board members were authorized to receive the following fees: $2,300 for personal attendance at regular or special meetings; $1,150 for telephonic attendance at regular meetings: and $690 for attending special telephonic meetings. For the period September 1, 2009 through January 31, 2010 our board members were authorized to receive the following fees: $2,300 for personal attendance at regular meetings and $1,850 for telephonic attendance at regular or other meetings.

In September 2009, in lieu of increases to the Board retainers and fees, Board members were granted a fee equal to one day personal attendance at Board meetings for each day or part thereof that Board Members attended any trial, arbitration or other judicial hearing to give testimony on behalf of the Company, including preparation for giving testimony, retroactive to September 1, 2006.

Committee Fees: Each of our non-employee Audit Committee Members with the exception of the Chairman received a retainer of $12,600 for the period from February 1, 2009 through January 31, 2010 and the Chairman Mr. Gibbs received a retainer of $16,800. For the period from February 1, 2009 through August 31, 2009 members were authorized to receive $690 for each meeting attended in person and $345 for telephonically held meetings. For the period September 1, 2009 through January 31, 2010 members were authorized to receive $690 for each meeting attended in person and $550 for telephonically held meetings.

The Chairman of the Audit Committee, Mr. Gibbs received $2,070 for each meeting attended in person for the period from February 1, 2009 through January 31, 2010. For the period from February 1, 2009 through August 31, 2009 Mr. Gibbs received $1,035 for each meeting attended for telephonically held meetings. For the period September 1, 2009 through January 31, 2010 Mr. Gibbs received $1,640 for telephonically held meetings.

Each of our non-employee Operations Committee Members, with the exception of the Chairman, was authorized to receive $740 for the period from February 1, 2009 through January 31, 2010. The Chairman Mr. Nash was authorized to receive $1,050 for the period from February 1, 2009 through January 31, 2010. For the period from February 1, 2009 through January 31, 2010 members were authorized to receive $740 for each meeting attended in person. For the period February 1, 2009 to August 31, 2009 members were authorized to receive $370 for telephonically held meetings. For the period from September 1, 2009 through January 31, 2010 members were authorized to receive $600 for telephonically held meetings. The Chairman of the Operations Committee, Mr. Nash, was authorized to receive $840 for telephonically held meetings for the period from September 1, 2009 through January 31, 2010.

The Operations Committee Directors’ did not receive annual retainers for their participation on the committee.

Equity Awards: In the 2010 fiscal year, no Directors received any options to purchase shares of REMEC common stock. Non-employee directors are also reimbursed for their reasonable travel expenses in attending Board and committee meetings.

The following table provides compensation information for the one year period ended January 31, 2010 for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and on qualified Deferred Compensation Earnings	All Other Compensation	Total
Andre R. Horn	$73,665	—	—	—	—	—	$73,665
William H. Gibbs	38,055	—	—	—	—	—	38,055
Mark D. Dankberg	26,725	—	—	—	—	—	26,725
Jeffery M. Nash, Ph. D.	14,850	—	—	—	—	—	14,850
Thomas A. Corcoran	15,300	—	—	—	—	—	15,300
Richard A. Sackett(2)	—	—	—	—	—	—	—

(1)	Mr. Sackett, our President, Secretary and General Counsel, was not paid a fee for his participation on the Board of Directors.
(2)	See Summary Compensation Table for disclosure related to Richard A. Sackett who is also an Executive Officer of the Company.

See “Director and Officer Indemnification Agreements” above for information regarding the Indemnification Agreements we have entered into with each of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following sets forth certain information regarding beneficial ownership of REMEC common stock as of April 16, 2010 (i) by each person who is known by REMEC to own beneficially more than 5% of the REMEC common stock, (ii) by each of REMEC’s directors, (iii) by the Named Executive Officers and (iv) by all directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Shares Beneficially Owned (1)(2)
S. Muoio & Co. LLC (3)	8,539,250	28.43%
Morgan Stanley (4)	4,706,960	15.67%
Southpaw Credit Opportunity Master Fund LP and Affiliates (5)	2,019,370	6.72%
Ancora Capital, Inc. and Affiliates (6)	1,785,752	5.95%
Black Horse Capital LP and Affiliates (7)	1,744,329	5.81%
Richard A. Sackett	22,283	*
David F. Wilkinson	18,375	*
Thomas A. Corcoran	42,751	*
Mark D. Dankberg	168,012	*
William H. Gibbs	143,430	*
Andre R. Horn	229,314	*
Jeffrey M. Nash	114,091	*
All directors and executive officers as a group (7 persons)	738,256	2.46%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	The information in this table is based on statements in filings with the Securities and Exchange Commission, or the SEC or other reliable information. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders identified in this table has sole voting and investment power with respect to the shares owned. Percentage of ownership is based on 30,030,830 shares of Common Stock outstanding as of February 16, 2010. Unless otherwise indicated, the address of each beneficial owner is care of REMEC, Inc., 3790 Via de la Valle, Suite 211, Del Mar, California 92014.
(2)	Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from May 3, 2010 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
(3)	Reflects beneficial ownership as reported on Schedule 13D dated January 11, 2010 with the SEC by S. Muoio & Co. LLC (“Muoio”). Represents shares beneficially owned by (i) Muoio and (ii) Salvatore Muoio (“S Muoio”). Muoio is the beneficial owner of 8,539,250 shares of REMEC common stock, and has shared voting and dispositive power over 8,539,250 shares of REMEC common stock. S Muoio is the beneficial owner of 8,539,250 shares of REMEC common stock, and has shared voting and dispositive power over 8,539,250 of REMEC common stock. The address of Muoio and S Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022.
(4)	Reflects beneficial ownership as reported on Schedule 13G/A dated January 11, 2010 with the SEC by Morgan Stanley (“Morgan”). Represents shares beneficially owned by (i) Morgan and (ii) FrontPoint Partners LLC (“FrontPoint”). Morgan is the beneficial owner of 4,706,960 shares of REMEC common stock, and has sole voting and dispositive power over 4,706,960 shares of REMEC common stock. FrontPoint is the beneficial owner of 4,706,960 shares of REMEC common stock, and has sole voting and dispositive power over 4,706,960 shares of REMEC common stock. The address of Morgan and FrontPoint is 1585 Broadway, New York, New York 10036.
(5)	Reflects beneficial ownership as reported on Schedule 13G/A dated February 10, 2010 with the SEC by Southpaw Asset Management LP & Affiliates. Represents shares beneficially owned by (i) Southpaw Credit Opportunity Master Fund LP (“Southpaw”); (ii) Southpaw Asset Management LP (“Asset Mgt”); (iii) Southpaw Holdings LLC (“Holdings”); (iv) Kevin Wyman (“Wyman”); and (v) Howard Golden (“Golden”). Southpaw is the beneficial owner of 1,838,911 shares of REMEC common stock, and has sole voting and dispositive power of 1,838,911 shares of REMEC common stock. Asset Mgt is the beneficial owner of 2,019,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,019,370 shares of REMEC common stock. Holdings is the beneficial owner of 2,019,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,019,370 shares of REMEC common stock. Wyman is the beneficial owner of 2,019,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,019,370 shares of REMEC common stock. Golden is the beneficial owner of 2,019,370 shares of REMEC common stock, and has sole voting and dispositive power of 2,019,370 shares of REMEC common stock. The address of Southpaw and Affiliates is Four Greenwich Office Park, Greenwich, Connecticut 06831.

(6)	Reflects beneficial ownership as reported on Schedule 13D/A dated October 28, 2009 with the SEC by Ancora Capital Inc. (“Ancora”). Represents shares beneficially owned by (i) Ancora Securities, Inc. (“Securities”), (ii) Ancora Advisors, LLC (“Advisors”), and (iii) Richard A. Barone (“Barone”). Securities is the beneficial owner of 466,032 shares of REMEC common stock, and has sole voting and dispositive power over 466,032 shares of REMEC common stock. Advisors is the beneficial owner of 1,249,720 shares of REMEC common stock, and has sole voting and dispositive power over 1,249,720 shares of REMEC common stock. Barone is the beneficial owner of 70,000 shares of REMEC common stock, and has sole and dispositive power over 70,000 shares of REMEC common stock. The address of Ancora, Securities, Advisors and Barone is One Chagrin Highlands, 2000 Auburn Drive, Suite 300, Cleveland, Ohio 44122.
(7)	Reflects beneficial ownership as reported on Schedule 13G/A dated February 16, 2010 with the SEC by Black Horse Capital LP (“Black Horse”). Represents shares beneficially owned by (i) Black Horse; (ii) Black Horse Capital (QP) LP (“QP”); (iii) Black Horse Capital Master Fund Ltd. (“Master”); (iv) Black Horse Capital Management LLC (“Management”); and (v) Dale Chappell (“Chappell”). Black Horse is the beneficial owner of 1,016,325 shares of REMEC common stock, and has shared voting and dispositive power of 1,016,325 shares of REMEC common stock. QP is the beneficial owner of 438,340 shares of REMEC common stock, and has shared voting and dispositive power of 438,340 shares of REMEC common stock. Master is the beneficial owner of 289,664 shares of REMEC common stock, and has shared voting and dispositive power of 289,664 shares of REMEC common stock. Management is the beneficial owner of 1,744,329 shares of REMEC common stock, and has shared voting and dispositive power of 1,744,329 shares of REMEC common stock. Chappell is the beneficial owner of 1,744,329 shares of REMEC common stock, and has shared voting and dispositive power of 1,744,329 shares of REMEC common stock. The address of Black Horse, QP, Management and Chappell is 338 S. Sharon Amity Road, #202, Charlotte, North Carolina 28211. The address of Master is c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

Equity Compensation Plan Information

The following table provides information as of January 31, 2010 with respect to the shares of REMEC common stock that may be issued under REMEC’s existing equity compensation plans:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, RSUs, warrants, and rights (#)	(B) Weighted-average exercise price of outstanding options, RSUs, warrants, and rights ($)	(C) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in Column (A)) (#)
Equity Compensation Plans approved by security holders:
1995 Equity Incentive Plan		$—	3,000,000
1996 Nonemployee Directors Stock Option Plan	165,387	$1.26	165,387

Total	165,387	$1.26	3,165,387

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Our Operations Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. Since February 1, 2007, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 or 1% of the average of our total assets at year end for fiscal 2010 and 2009 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

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

Director Independence

The Board has determined that all of the directors are “independent” under current Nasdaq listing standards and applicable SEC rules, except Mr. Sackett, our President and General Counsel. Mr. Sackett is not a member of any Board Committee.

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

Independent Auditor

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as REMEC’s independent auditor for the fiscal year ending January 31, 2010.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by Squar Milner, our Independent Registered Public Accounting Firm, for fiscal years 2010 and 2009, are as follows:

	Fees Paid
	2010	2009
Audit Fees (1)	$78,161	$91,260
Tax Fees (2)	9,498	33,274
All Other Fees (3)	19,671	21,383

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and reviews of the interim financial statements included in quarterly reports and services that are normally provided by Squar Milner, in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered by Squar Milner, for tax compliance and assistance with employment tax matters.
(3)	All Other Fees consists of fees and reimbursement of expenses incurred in assistance with litigation in which the Company was a party.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 3, 2010.

REMEC, Inc.

By:	/s/ Richard A. Sackett

Richard A. Sackett
President

/s/ David F. Wilkinson
David F. Wilkinson
Chief Financial and Accounting Officer

Date: May 3, 2010

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

Signature	Capacity	Date

/s/ RICHARD A. SACKETT	President (Principal Executive Officer)	May 3, 2010

/s/ DAVID F. WILKINSON	Chief Financial Officer (Principal Financial and Accounting Officer)	May 3, 2010

/s/ ANDRE R. HORN	Chairman of the Board	May 3, 2010

/s/ THOMAS A. CORCORAN	Director	May 3, 2010

/s/ MARK D. DANKBERG	Director	May 3, 2010

/s/ WILLIAM H. GIBBS	Director	May 3, 2010

/s/ JEFFREY M. NASH	Director	May 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

REMEC, Inc.

We have audited the accompanying statements of net assets in liquidation of REMEC, Inc. (the “Company”), as of January 31, 2010 and 2009, and the related statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of REMEC, Inc., as of January 31, 2010 and 2009, and the changes in net assets in liquidation for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

May 3, 2010

REMEC, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	Fiscal Years Ended January 31,
	2010	2009
ASSETS
Cash and cash equivalents	$30,387	$16,449
Restricted cash	2,850	20,806
Receivables and other assets	454	800

Total assets	33,691	38,055

LIABILITIES
Taxes payable	1,250	7,465
Costs to be incurred during liquidation	3,584	5,644

Total liabilities	4,834	13,109

Net assets in liquidation	$28,857	$24,946

The accompanying notes are in integral part of these financial statements.

REMEC, INC.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

	Fiscal Years Ended January 31,
	2010	2009
Net assets in liquidation, beginning of period	$24,946	$38,495

Changes in net assets in liquidation:
Taxes payable	6,215	(265)
Net realizable value of assets and settlement amounts of other liabilities	(887)	2,307
Costs to be incurred during liquidation	(1,414)	(576)

Net change in net assets in liquidation	3,911	1,466

Distributions to shareholders	—	(15,015)

Net increase (decrease) in net assets in liquidation	3,911	(13,549)

Net assets in liquidation, end of period	$28,857	$24,946

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

REMEC will continue in existence until its final dissolution, which is subject to resolution of outstanding litigation and the payment of expenses incurred during the implementation of the Plan of Dissolution and its known liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides that liquidating distributions be made to our shareholders as determined by our Board of Directors.

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

Principles of Consolidation

The financial statements prior to August 1, 2008 are presented on a basis which includes the accounts of REMEC and its majority owned subsidiaries. Effective August, 1, 2008, REMEC dissolved its remaining dormant majority owned subsidiaries, which included the REMEC United Kingdom subsidiaries. Accordingly, the accompanying financial statements as of January 31, 2010 present REMEC on standalone basis. As of and for the period ending January 31, 2009, intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation and taxes payable, estimated indemnification costs and estimated litigation costs have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including employee expense, insurance expense, third party services including estimated third party trust fees, facility lease expense partially offset by facility sub-lease income (see Note 4) and miscellaneous other expected future costs. As of January 31, 2010, such costs were estimated at approximately $3.6 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above, through July 30, 2010, the end of the Company’s second quarter of fiscal 2011. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

As of January 31, 2010 taxes payable were estimated at approximately $1.2 million, including approximately $0.5 million in interest and penalties payable; (see below under “Income Taxes and Income Tax Contingencies”.) Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could significantly increase or decrease amounts of cash available for distribution to our shareholders.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at January 31, 2010 and 2009, consist primarily of funds held in money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash equivalents at January 31, 2010, as these consisted of securities with maturities of less than three months. As a result of the Company’s Plan of Dissolution, the Company no longer purchases new investments.

Restricted Cash

As of January 31, 2010 restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated (See Note 4).

During the third quarter of fiscal 2006, the Company agreed, under the terms of its Asset Purchase Agreement for the sale of the Wireless Systems Business unit, to indemnify Powerwave Technologies, Inc., for certain liabilities as described in the Asset Purchase Agreement. Contemporary with the sale date, $15.0 million was deposited into an escrow account and was classified as restricted cash in our Statement of Net Assets in Liquidation as of January 31, 2009. During the first quarter of fiscal 2010, the Company received the full escrow amount, at that time the restricted cash was reclassified to cash and cash equivalents.

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions that are either uninsured or are in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. Our money market funds are not insured by the FDIC. Cash equivalents consisted primarily of money market funds of approximately $30.4 million at January 31, 2010 and $16.5 at January 31, 2009, respectively, which invest exclusively in short-term U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements fully collateralized by U.S. Treasury securities.

As of January 31, 2010 and January 31, 2009, the total uninsured balances of our cash and cash equivalents were approximately $30.4 million and approximately $16.5 million, respectively. The Company evaluates the financial strength of institutions at which significant investments are made. The Company has not experienced any losses in such accounts and believes that based on the financial strength of institutions at which significant investments are made and the collateral backing the uninsured money market funds, credit risk relating to its cash and cash equivalents is limited.

Property and Equipment

In accordance with our Plan of Dissolution, as of January 31, 2010 and 2009, we have adjusted property and equipment assets to their net realizable value of $0.

Other Assets

In accordance with our Plan of Dissolution, as of January 31, 2010 and 2009, we have adjusted other assets to their estimated net realizable value as appropriate.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Financial Instruments

Our net assets in liquidation include the following financial instruments: cash and cash equivalents, notes receivable, accounts payable and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Income Taxes

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”) This pronouncement provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additional information regarding income taxes appears in Note 5, “Income Taxes.”

Share-Based Compensation

During fiscal 2010 and 2009, the Company awarded no stock options and there was no vesting of previously issued stock options. Accordingly, there was no share-based compensation expense related to stock options recorded during fiscal 2010 and 2009. In addition, there were no option awards modified, repurchased or cancelled during fiscal 2010 and 2009.

During fiscal 2010 and 2009, no stock options were exercised, and therefore, no cash was received from stock option exercises.

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “ASC” or “Codification”) The Codification is not expected to change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s consolidated financial statements, and only affects how the Company references authoritative accounting guidance going forward.

Note 3. Shareholders’ Equity

Preferred and Common Stock

As of January 31, 2010 and 2009, the Company has 5,000,000 of $.01 par value preferred shares authorized. No preferred shares have been issued or outstanding as of January 31, 2010 and 2009.

As of January 31, 2010 and 2009, the Company has 80,000,000 of $.01 par value common shares authorized and 30,030,830 shares issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

There have been no stock compensation costs recorded subsequent to fiscal year 2006, as there have been no new stock option awards subsequent to that year and any previously issued stock option awards outstanding as of January 31, 2006 were fully vested.

A summary of the Company’s stock option activity and related information is as follows. (In thousands, except per share data):

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2008	567	$2.55	1.6	$—
Expired	(161)	1.46

Outstanding at January 31, 2009	406	2.97	1.1
Expired	(241)	1.26

Outstanding at January 31, 2010	165	$1.26	1.5	$—

Outstanding exercisable at January 31, 2010	165	$1.26	1.5	$—

As of January 31, 2010, the aggregate intrinsic value of common stock on outstanding options is zero based on the Company’s closing stock price of $0.87 per share as of January 31, 2010.

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of January 31, 2010. (In thousands, except per share data):

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$1.0001 – $1.5000	165	$1.26	1.5	165	$1.26

Total Plan	165	$1.26	1.5	165	$1.26

At January 31, 2010, 3,401,000 shares of the Company’s common stock were available for future grant.

Note 4. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for foreign Value Added Tax (“VAT”) obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash. During the first quarter of fiscal 2010, one letter of credit, issued to secure workers’ compensation obligations in the amount of $1.035 million, was terminated and as a result, the cash used to secure this letter of credit was reclassified from restricted cash to cash. The terms of the remaining letters of credit expire upon the extinguishment of the underlying obligation (all obligations expire in 2011 except workers’ compensation obligations, which have no express expiration date). At that time, the certificates of deposit will be liquidated. The total amount of these certificates of deposit as of January 31, 2010 and 2009 was approximately $2.9 million and approximately $3.9 million, respectively, and was included in restricted cash.

Leases

Our contractual obligations and commitments as of January 31, 2010 are reported in the statements of net assets in liquidation as accrued expenses to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are our remaining facility leases, all of which, except for the principal executive offices, are fully subleased. As of January 31, 2010, gross lease obligations total approximately $930,000 and sublease income total approximately $862,000.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Performance-Based Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, is entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. As a result of meeting certain performance goals, Mr. Sackett received an incentive bonus of $300,000 during fiscal year 2010, during fiscal 2009 there were no incentive bonuses paid to Mr. Sackett.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, is entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in implementing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. As a result of meeting certain performance goals, Mr. Wilkinson received an incentive bonus of $300,000 during fiscal 2010, during fiscal 2009 there were no incentive bonuses paid to Mr. Wilkinson.

Claims and Litigation

The Company’s loss contingencies include the following lawsuit:

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. All discovery, including expert discovery, is now closed. There are currently four motions seeking summary judgment or partial summary judgment pending before the Court, three made by the Defendants and one made by the Plaintiffs. The time period for filing dispositive motions has closed. The Pretrial Conference, and Trial date, previously set for January 25, 2010 and February 23, 2010, respectively, have been vacated by the Court, which has indicated that rulings on the motions for summary judgment are forthcoming. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The insurance carriers have agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation or in the estimated range of future liquidating distributions, as of January 31, 2010 (see Notes 1, 2 and 6.)

Note 5. Income Taxes

For financial reporting purposes, as a result of the Company’s liquidation status and adoption of the liquidation basis of accounting the Company does not record revenue or costs of sales. Operating income (loss) is derived from net assets in liquidation; Company assets minus liabilities.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset as of January 31, 2010 and 2009 are as follows. (In thousands):

	Fiscal Years Ended January 31,
	2010	2009
Deferred tax assets:
Net operating loss	$1,392	$26,125
Credits	8,102	11,887
Estimated costs during liquidation	1,155	1,135
Estimated indemnification costs	—	841
Other	579	—

Total deferred tax assets	11,228	39,988
Valuation allowance	(11,228)	(39,988)

Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. At January 31, 2010 and 2009, the Company had federal net operating losses (“NOL”) carry-forwards of approximately $0.3 million and $71.0 million, respectively. At January 31, 2010 and 2009, the Company had state NOL carry-forwards of approximately $21.8 million and $33.6 million, respectively. The federal NOL will begin to expire in 2029, while the state NOL will begin to expire in 2014.

At January 31, 2010, the Company had consolidated federal and state research and development credits of approximately $6.0 million and $2.4 million respectively, which will begin to expire in 2013, unless previously utilized. The Company also had state manufacturing investment credits of approximately $0.2 million, which will begin to expire in 2010, unless previously utilized. At January 31, 2010 the Company also had Federal and State Alternative Minimum Tax (“AMT”) credits of approximately $0.3 million and $0.06 million, respectively. As the result of the Company’s liquidation of a subsidiary in prior years, approximately $71.0 million and $13.0 million of federal and state NOL, respectively, as well as $4.7 million of federal and state tax credits will expire unused.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (In thousands):

	Fiscal Years Ended January 31,
	2010	2009
Unrecognized tax benefit – opening balance	$5,428	$6,090
Gross increases – tax positions in prior period	—	—
Lapse of statute of limitations	(4,292)	(662)

Unrecognized tax benefit – ending balance	$1,136	$5,428

The unrecognized tax benefits included in the tabular reconciliation above differ from the amounts included in the statements of net assets in liquidation as the amounts noted above do not take into consideration the tax benefits effect on other jurisdictions.

None of the unrecognized tax benefits at January 31, 2010, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at January 31, 2010 are approximately $1.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits above, we recorded reductions in penalties of approximately $1.3 million and gross interest of approximately $600 thousand during fiscal year ended January 31, 2010 and, as of January 31, 2010, we have recognized a liability for penalties of approximately $340 thousand and gross interest of approximately $153 thousand.

We believe that it is reasonably possible that $1.1 million of our current remaining unrecognized tax positions may be reversed by January 31, 2011 as a result of a lapse of the statute of limitations.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state, or foreign tax laws, out liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination on our estimated tax obligations could increase or decrease amounts of cash available for distributions to our shareholders, perhaps significantly.

Note 6. Subsequent Event.

On September 29, 2004, three class action lawsuits were filed against the Company and certain former officers (the “Defendants”) in the United States District Court for the Southern District of California, which were consolidated into a single case, alleging that between September 8, 2003 and September 8, 2004 the Defendants made false and misleading statements and failed to disclose material information regarding the Company’s financial condition, operations and future business prospects in violation of federal securities laws. Four motions seeking Summary Judgment or Partial Summary Judgment were filed with the Court, three by the Defendants and one by the Plaintiffs. On April 21, 2010 the Court issued an Order on the motions, granting Defendants’ motions for Summary Judgment based on Scienter and Loss Causation. The Court dismissed the case with prejudice, and directed that judgment be entered for Defendants. The Plaintiffs have 30 days from Notice of Entry of Judgment to file a Notice of Appeal with the Ninth Circuit Court of Appeals.