Form 10-Q
period 2010-04-30
REMEC INC
filed 2010-06-14
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

(858) 259-4265

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: June 4, 2010
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended April 30, 2010

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2010. Risk factors are more fully described in our annual report on Form 10-K for the fiscal year ended January 31, 2010. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying April 30, 2010 and May 1, 2009 interim condensed financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 2010 included in our fiscal year end January 31, 2010 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	April 30, 2010 (Unaudited)	January 31, 2010
ASSETS
Cash and cash equivalents	$30,155	$30,387
Restricted cash	2,850	2,850
Receivables and other assets	224	454

Total assets	33,229	33,691

LIABILITIES
Taxes payable	1,285	1,250
Costs to be incurred during liquidation	3,330	3,584

Total liabilities	4,615	4,834

Net assets in liquidation	$28,614	$28,857

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	Three Months Ended
	April 30, 2010	May 1, 2009
Net assets in liquidation, beginning of period	$28,857	$24,946
Changes in net assets in liquidation:
Taxes payable	(35)	(221)
Net realizable value of assets and settlement amounts of other liabilities	(273)	(352)
Costs to be incurred during liquidation	65	621

Net change in net assets in liquidation	(243)	48

Net assets in liquidation, end of period	$28,614	$24,994

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

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution effective September 3, 2005. The Company completed the sale of its Wireless Systems business on September 2, 2005, which was the last operating business unit of the Company. Effective September 3, 2005, REMEC adopted the liquidation basis of accounting. In connection with the adoption of the Plan of Dissolution, we will not generate revenues from sales of our products in the future. We have ceased all sales and marketing efforts related to the sales of our products and have no supply of product available for sale, and, therefore, will not incur cost of revenues in the future.

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

Interim Financial Data

The interim condensed financial statements included herein have been prepared by REMEC without audit, in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and applicable sections of Regulation S-X for smaller reporting companies of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 31, 2010, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary in order to make the financial statements not misleading. Changes in net assets in liquidation for the interim period may not be indicative of the changes which may be reported for any other interim period or for the entire fiscal year.

The January 31, 2010 statements of net assets in liquidation and amounts related to disclosure of January 31, 2010 balances within these interim condensed financial statements were derived from the audited fiscal 2010 financial statements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report as of January 31, 2010, that are of material significance, or have potential material significance, to the Company.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the Plan of Dissolution. These costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we believe it is likely that the actual amount of those expenses will differ from our current estimate, we believe that available cash will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make further cash distributions to shareholders.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period presentation.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation including taxes payable have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including certain employee expenses, insurance expense, third party services including estimated third party trust fees, facility lease expense partially offset by facility sub-lease income (see Note 3) and miscellaneous other expected future costs. As of April 30, 2010, such costs were estimated at approximately $3.3 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution through July 30, 2010, the end of the Company’s second quarter of fiscal 2011, assumptions regarding expenses to be incurred beyond July 30, 2010 due to contractual obligations, and estimated liquidation trust expenses. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

As of April 30, 2010 taxes payable were estimated at approximately $1.3 million, including approximately $0.5 million in interest and penalties payable (see Note 4). Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could significantly increase or decrease amounts of cash available for distribution to our shareholders.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at April 30, 2010, consist primarily of funds held in money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash equivalents at April 30, 2010, as these consisted of securities with maturities of less than three months.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Cash

As of April 30, 2010 restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit will be liquidated (See Note 3).

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions that are either uninsured or are in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consisted primarily of money market funds of approximately $29.6 million at April 30, 2010, which invest exclusively in short-term U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements fully collateralized by U.S. Treasury securities. Our money market funds are not insured by the FDIC.

As of April 30, 2010, the total uninsured balances of our cash and cash equivalents were approximately $30.1 million. The Company evaluates the financial strength of institutions at which significant investments are made. The Company has not experienced any losses in such accounts and believes that based on the financial strength of institutions at which significant investments are made and the collateral backing the uninsured money market funds, credit risk relating to its cash and cash equivalents is limited.

Note 3. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for VAT obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash. The terms of the remaining letters of credit expire upon the extinguishment of the underlying obligation (all obligations expire in 2011 except workers’ compensation obligations, which have no express expiration date). At that time, the certificates of deposit will be liquidated. The total amount of these certificates of deposit as of April 30 2010 was approximately $2.9 million, and was included in restricted cash.

Leases

Our contractual obligations and commitments as of April 30, 2010 are reported in the condensed statements of net assets in liquidation as costs to be incurred during liquidation. Included in these estimated costs are our remaining facility leases, all of which, except for the principal executive office, are fully subleased. As of April 30, 2010, remaining facility obligations total approximately $811,000 and sublease income total approximately $728,000.

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

Performance-Based Incentive Bonuses

In accordance with our Plan of Dissolution, Richard A. Sackett, our President, is entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in executing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Sackett will be in addition to his regular salary and other retention bonuses. During the quarter ended April 30, 2010, there were no incentive bonuses paid to Mr. Sackett.

In accordance with our Plan of Dissolution, David F. Wilkinson, our Chief Financial Officer, is entitled to receive incentive bonuses at the discretion of the Board of Directors in consideration for his work in executing the Plan of Dissolution, if specified performance goals are met in our liquidation and dissolution. Any such incentive bonuses paid to Mr. Wilkinson will be in addition to his regular salary and other retention bonuses. During the quarter ended April 30, 2010 there were no incentive bonuses paid to Mr. Wilkinson.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. Four motions seeking summary judgment or partial summary judgment were filed with the Court, three by the Defendants and one by the Plaintiffs. On April 21, 2010 the Court issued an Order on the motions, granting Defendants' motions for Summary Judgment based on Scienter and Loss Causation. The Court dismissed the case with prejudice, and directed that judgment be entered for Defendants. On May 19, 2010 the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeal. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The insurance carriers have agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation or in the estimated range of future liquidating distributions.

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

Note 4. Income Taxes

As of April 30, 2010 estimated taxes payable are approximately $1.3 million, which includes approximately $0.5 million in estimated interest and penalties payable.

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense, during the quarter ended April 30, 2010 we recorded increases in penalties and interest of approximately $33,000. We believe that it is reasonably possible that $1.3 million of our current remaining unrecognized tax positions may be reversed by January 31, 2011 as a result of a lapse of the statute of limitations.

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

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of April 30, 2010 and January 31, 2010, together with changes in net assets for the three months ended April 30, 2010 and May 1, 2009, respectively.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s litigation, liabilities and obligations, costs including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. These risks and others are more fully described in our annual report on Form10-K for the fiscal year ended January 31, 2010. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

Overview

During fiscal year 2005, the Company engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest all remaining product line business units. During fiscal 2006, with shareholder approval, the Company divested all its remaining business units and adopted the Plan of Dissolution, effective September 3, 2005. On May 20, 2005, the Company completed the sale of the Defense & Space group to Chelton Microwave. On July 1, 2005, the Company completed the sale of certain assets and liabilities constituting a substantial portion of the Electronic Manufacturing Services business to Veritek Manufacturing Services, LLC and Samjor Family Limited Partnership. On August 26, 2005, the Company completed the sale of the Outdoor Unit/Transceiver business to Wireless Holdings International, Inc. On September 2, 2005, the Company sold the Wireless Systems business unit to Powerwave Technologies, Inc. The Wireless Systems business was the last remaining REMEC product line business unit.

REMEC will continue in existence until its final dissolution, which is subject to resolution of outstanding litigation and the payment of its known debts and liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides that liquidating distributions will be made to our shareholders as determined by our Board of Directors. To date, liquidating cash distributions totaling $99.2 million have been made to our shareholders pursuant to the Plan of Dissolution. The Company has evaluated its ability to make a liquidating distribution to shareholders and transfer the remaining net assets to a liquidating trust precedent to a final dissolution, as well as to transfer the current net assets to a liquidating trust while the current Securities Class Action litigation remains pending. However, such a distribution and/or transfer cannot be completed until that litigation is resolved or the contingent liability is provided for, due to the Company’s (and its shareholders’) liability for the litigation, and the tax consequences to shareholders of a transfer of the Company’s current net assets to a liquidating trust prior to resolution of the litigation. As a result, the Company intends to continue to operate in a corporate form, without making additional distributions, until the resolution of the current pending litigation, or provision is made for the contingent liability. The Company is continuing to review possible courses of action for completing the Plan of Dissolution in light of the pending appeal of the dismissal of the Securities Class Action litigation. A further update regarding the status of the Plan of Dissolution is expected in the Third Quarter of this fiscal year.

Based on our projections of operating expenses and liquidation costs as of April 30, 2010, we estimate that the remaining amount of future liquidating distributions will range from $0.84 to $0.95 per common share. The actual amount available for distribution, if any, could be less than $0.84 if we incur additional liabilities or incur unexpected or greater than expected expenses; or more than $0.95 if we are able to settle our remaining liabilities for less than amounts currently estimated, and we do not incur additional or unexpected future liabilities or expenses. We remain subject to litigation, the outcome of which is not presently known and which may increase our expenses and reduce cash available for distribution to our shareholders. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change.

Our Plan of Dissolution provides us with authority to retain a third party liquidator or trust without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trust to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator or trust. Our estimated costs to be incurred during liquidation at April 30, 2010 and January 31, 2010 include estimated costs of a trust.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

Net assets in liquidation decreased approximately $0.2 million, or $0.01 per share, to approximately $28.6 million for the three months ended April 30, 2010 from approximately $28.9 million as of January 31, 2010. (In thousands, except per share data):

	April 30, 2010	January 31, 2010
Net assets in liquidation	$28,614	$28,857
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$0.95	$0.96

Net assets in liquidation decreased approximately $0.2 million for the three months ended April 30, 2010. The decrease in net assets in liquidation was primarily due to changes in operating costs, net, associated with winding down operations, including insurance amortization (primarily D&O coverage), insurance expense (primarily workers’ compensation), compensation costs for our two executive officers, legal and accounting fees.

Liquidity and Capital Resources

As of April 30, 2010, net assets in liquidation totaled approximately $28.6 million. Total assets of approximately $33.2 million include approximately $30.1 million in cash and cash equivalents and approximately $2.9 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.2 million, which includes notes receivables and prepaid insurance, consisting primarily of D&O insurance premiums to be amortized. Total assets are offset by approximately $4.6 million of estimated total liabilities expected to be incurred during liquidation, consisting of approximately $1.3 million in taxes payable and approximately $3.3 million estimated costs to be incurred during liquidation.

We expect to use our capital resources to execute and complete our Plan of Dissolution, which includes settling existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we settle our remaining liabilities. At April 30, 2010, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Off-Balance Sheet Arrangements

As of April 30, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of April 30, 2010 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation or estimated taxes payable. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of April 30, 2010, remaining facility obligations total approximately $811,000 and sublease income total approximately $728,000. The accrual for the estimated net lease settlements is included in the costs to be incurred during liquidation.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4T.	Controls and Procedures.

(1) Management’s Evaluation of Disclosure Controls

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

(2) Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties engaged in discovery, including production of documents, between May 2007 and March 2009. Four motions seeking summary judgment or partial summary judgment were filed with the Court, three by the Defendants and one by the Plaintiffs. On April 21, 2010 the Court issued an Order on the motions, granting Defendants' motions for Summary Judgment based on Scienter and Loss Causation. The Court dismissed the case with prejudice, and directed that judgment be entered for Defendants. On May 19, 2010 the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeal. REMEC maintains directors’ and officers’ liability insurance, and has tendered the defense of this lawsuit to its insurance carriers. The insurance carriers have agreed to pay defense costs and provide coverage of this action, subject to a reservation of rights. The Company believes the case is without merit and has been vigorously defending against the asserted claims. Because the Company has not determined that a loss in this case is probable, the Company has not included any amounts related to this litigation in either its estimate of cost to be incurred during liquidation or in the estimated range of future liquidating distributions.

Other

Other than the lawsuit described above, REMEC is not presently subject to any material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Item 1A.	Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this Item. There have been no material changes from risk factors as previously disclosed in our annual report on Form10-K for the fiscal year ended January 31, 2010.

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

Date: June 14, 2010