Form 10-Q
period 2010-07-30
REMEC INC
filed 2010-09-13
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: September 3, 2010
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended July 30, 2010

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended July 30, 2010. Risk factors are more fully described in our annual report on Form 10-K for the fiscal year ended January 31, 2010. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

The accompanying July 30, 2010 and July 31, 2009 interim condensed financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 2010 included in our fiscal year end January 31, 2010 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	July 30, 2010 (Unaudited)	January 31, 2010
ASSETS
Cash and cash equivalents	$29,743	$30,387
Restricted cash	2,850	2,850
Receivables and other assets	330	454

Total assets	32,923	33,691

LIABILITIES
Taxes payable	1,320	1,250
Costs to be incurred during liquidation	3,512	3,584

Total liabilities	4,832	4,834

Net assets in liquidation	$28,091	$28,857

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net assets in liquidation, beginning of period	$28,614	$24,994	$28,857	$24,946
Changes in net assets in liquidation:
Taxes payable	(35)	(215)	(70)	(436)
Net realizable value of assets and settlement amounts of other liabilities	(286)	(312)	(561)	(664)
Costs to be incurred during liquidation	(202)	(5)	(135)	616

Net decrease in net assets in liquidation	(523)	(532)	(766)	(484)

Net assets in liquidation, end of period	$28,091	$24,462	$28,091	$24,462

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report as of January 31, 2010, that are of material significance, or have potential material significance, to the Company.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our shareholders will depend on and could be delayed by, among other things, claim settlements with creditors, resolution of outstanding litigation matters, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under our outstanding and any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the Plan of Dissolution. Any increase in such costs will reduce the amount of net assets available for ultimate distribution to shareholders. Although we believe it is likely that the actual amount of those expenses will differ from our current estimate, we believe that available cash will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make further cash distributions to shareholders.

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

Estimated Costs to be Incurred During Liquidation and Taxes Payable

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including certain employee expenses, insurance expense, third party services including estimated third party trust fees, facility lease expense partially offset by facility sub-lease income (see Note 3) and miscellaneous other expected future costs. As of July 30, 2010, such costs were estimated at approximately $3.5 million. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution through December 31, 2010, and assumptions regarding expenses expected to be incurred following the transfer of remaining net assets to a liquidating trust. If there are delays in executing the Plan of Dissolution, or if our assumptions prove to be incorrect, actual costs incurred during this period may increase, reducing net assets available for ultimate distribution to shareholders.

As of July 30, 2010 taxes payable were estimated at approximately $1.3 million, including approximately $0.6 million in interest and penalties payable (see Note 4). Our estimate of taxes payable may be subject to final examination by taxing authorities. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities may be subject to change at a later date upon final determination by taxing authorities. The impact of this final determination on our estimated tax obligations could significantly increase or decrease amounts of cash available for distribution to our shareholders.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at July 30, 2010, consist primarily of funds held in money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash equivalents at July 30, 2010, due to the nature of these instruments and their short term maturities.

Restricted Cash

As of July 30, 2010 restricted cash was approximately $2.9 million representing certificates of deposit that secure certain letters of credit issued to third parties for foreign Value Added Tax (“VAT”), workers’ compensation and leasehold security interest

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

obligations. The terms of the letters of credit expire upon the extinguishment of each underlying obligation. At that time, the certificates of deposit are expected to be liquidated (see Note 3).

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions that are either uninsured or are in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consisted primarily of money market funds of approximately $29.4 million at July 30, 2010, which invest exclusively in short-term U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements fully collateralized by U.S. Treasury securities. Our money market funds are not insured by the FDIC.

As of July 30, 2010, the total uninsured balances of our cash and cash equivalents were approximately $29.6 million. The Company evaluates the financial strength of institutions at which significant investments are made. The Company has not experienced any losses in such accounts and believes that based on the financial strength of institutions at which significant investments are made and the collateral backing the uninsured money market funds, credit risk relating to its cash and cash equivalents is limited.

Note 3. Commitments and Contingencies

Letter of Credit Facility

The Company maintains certificates of deposit placed to cover certain letters of credit for VAT obligations, workers’ compensation and leasehold security interest obligations, which are secured by cash. The terms of the remaining letters of credit expire upon the extinguishment of the underlying obligation (all obligations are expected to expire before the end of 2011 except workers’ compensation obligations, which have no express expiration date; the VAT obligation, which is based in the Netherlands, is subject to government audit). At that time, the certificates of deposit are expected to be liquidated. The total amount of these certificates of deposit as of July 30, 2010 was approximately $2.9 million, and was included in restricted cash.

Leases

Our contractual obligations and commitments as of July 30, 2010 are reported in the condensed statements of net assets in liquidation as costs to be incurred during liquidation. Included in these estimated costs are our remaining facility leases, all of which, except for the principal executive office, are fully subleased. As of July 30, 2010, remaining facility obligations total approximately $664,000 and sublease income total approximately $591,000.

Indemnifications and Guarantees

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. With the dismissal of the Securities Class Action, there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

Performance-Based Incentive Bonuses

In accordance with our Plan of Dissolution and his Retention and Performance Agreement with the Company, Richard A. Sackett, our President, is entitled to receive an incentive bonus based upon the amount of liquidating distributions made to shareholders, the total amount of such bonus being at the discretion of the Board of Directors. Any such incentive bonus paid to Mr. Sackett is in addition to his regular salary and retention bonus. During the six months ended July 30, 2010, no incentive bonus was paid to Mr. Sackett.

In accordance with our Plan of Dissolution and his Retention and Performance Agreement with the Company, David F. Wilkinson, our Chief Financial Officer, is entitled to receive an incentive bonus based upon the amount of liquidating distributions made to shareholders, the total amount of such bonus being at the discretion of the Board of Directors. Any such incentive bonus paid to Mr. Wilkinson is in addition to his regular salary and retention bonus. During the six months ended July 30, 2010 no incentive bonus was paid to Mr. Wilkinson.

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

Four motions seeking Summary Judgment or Partial Summary Judgment were filed with the Court, three by the Defendants and one by the Plaintiffs. On April 21, 2010 the Court issued an Order on the motions, granting Defendants’ motions for Summary Judgment based on scienter and loss causation. The Court dismissed the case with prejudice, and directed that final judgment be entered for Defendants. On May 21, 2010 the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeal. On June 2, 2010, the Defendants filed a Notice of Cross-Appeal to the Ninth Circuit Court of Appeal.

On August 30, 2010, the parties entered into an agreement whereby the parties agreed to request dismissal of the Appeal and Cross Appeal, exchange releases, and accept the final judgment of the District Court. The agreement does not include the payment of any money by the Company or its insurers.

Other

REMEC is not presently subject to any other material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Note 4. Income Taxes

As of July 30, 2010 estimated taxes payable are approximately $1.3 million, which includes approximately $0.6 million in estimated interest and penalties payable. During the six months ended July 30, 2010 we recorded increases in estimated penalties and interest of approximately $66,000. We believe that it is reasonably possible that $1.3 million of our current remaining unrecognized tax positions may be reversed by January 31, 2011 as a result of a lapse of the statute of limitations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim condensed financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of July 30, 2010 and January 31, 2010, together with changes in net assets for the three and six months ended July 30, 2010 and July 31, 2009, respectively.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Company’s operating costs through final dissolution, including the additional wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. These risks and others are more fully described in our annual report on Form10-K for the fiscal year ended January 31, 2010. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

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

REMEC will continue in existence until its final dissolution, which is subject to resolution of outstanding litigation (see Part II. Item 1) and the payment of its known debts and liabilities. During this period, we will not operate our business as a going concern. Our Plan of Dissolution provides that liquidating distributions will be made to our shareholders as determined by our Board of Directors. To date, liquidating cash distributions totaling $99.2 million have been made to our shareholders pursuant to the Plan of Dissolution. The Company’s Board of Directors will meet in September of 2010 to review and determine what steps are necessary, including but not limited to additional liquidating distributions, to complete the Plan of Dissolution in light of the resolution of the Securities Class Action litigation.

Based on our projections of operating expenses and liquidation costs as of July 30, 2010, we estimate that the remaining amount of future liquidating distributions will range from $0.87 to $0.94 per common share. The actual amount available for distribution, if any, could be less than $0.87 if the realization of our assets is less than expected, or if we incur additional liabilities or incur unexpected or greater than expected expenses; or more than $0.94 if we are able to settle our remaining liabilities for less than amounts currently estimated, and we do not incur additional or unexpected future liabilities or expenses. In addition, we may be subject to final examination by taxing authorities; thus amounts presently estimated for tax liabilities may vary from ultimate amounts determined to be owed, which may cause our final distributions to change.

Our Plan of Dissolution provides us with authority to retain a third party liquidator or trustee without further approval by our shareholders at the discretion of our Board of Directors. We may determine that the continued liquidation of REMEC may be more efficiently handled by retaining a third party liquidator or trustee to manage the liquidation process. Our estimated costs to be incurred during liquidation at July 30, 2010 and January 31, 2010 include estimated costs of a trust. A further update regarding the status of the Plan of Dissolution in light of the resolution of the Securities Class Action litigation (see Part II, Item 1) is expected to be released late September 2010.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

Net assets in liquidation decreased approximately $0.8 million, or $0.02 per share, to approximately $28.1 million for the six months ended July 30, 2010 from approximately $28.9 million as of January 31, 2010. (In thousands, except per share data):

	July 30, 2010	January 31, 2010
Net assets in liquidation	$28,091	$28,857
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$0.94	$0.96

Net assets in liquidation decreased approximately $0.8 million for the six months ended July 30, 2010. The decrease in net assets in liquidation was primarily due to changes in operating costs, net, associated with winding down operations, including insurance amortization (primarily D&O coverage), insurance expense (primarily workers’ compensation), compensation costs for our two executive officers, and legal and accounting fees.

Liquidity and Capital Resources

As of July 30, 2010, net assets in liquidation totaled approximately $28.1 million. Total assets of approximately $32.9 million include approximately $29.7 million in cash and cash equivalents and approximately $2.9 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.3 million, which includes notes receivables and prepaid insurance, consisting primarily of D&O insurance premiums to be amortized. Total assets are offset by approximately $4.8 million of estimated total liabilities expected to be incurred during liquidation, consisting of approximately $1.3 million in taxes payable and approximately $3.5 million estimated costs to be incurred during liquidation.

We expect to use our capital resources to execute and complete our Plan of Dissolution, which includes settling existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to shareholders as liquidating distributions as promptly as practicable as we settle our remaining liabilities. At July 30, 2010, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

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

Off-Balance Sheet Arrangements

As of July 30, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of July 30, 2010 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation or estimated taxes payable. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of July 30, 2010, remaining facility obligations total approximately $664,000 and sublease income total approximately $591,000. The accrual for the estimated net lease settlements is included in the costs to be incurred during liquidation.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ended July 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Four motions seeking Summary Judgment or Partial Summary Judgment were filed with the Court, three by the Defendants and one by the Plaintiffs. On April 21, 2010 the Court issued an Order on the motions, granting Defendants’ motions for Summary Judgment based on scienter and loss causation. The Court dismissed the case with prejudice, and directed that final judgment be entered for Defendants. On May 21, 2010 the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeal. On June 2, 2010, the Defendants filed a Notice of Cross-Appeal to the Ninth Circuit Court of Appeal.

On August 30, 2010, the parties entered into an agreement whereby the parties agreed to request dismissal of the Appeal and Cross Appeal, exchange releases, and accept the final judgment of the District Court. The agreement does not include the payment of any money by the Company or its insurers.

Other

REMEC is not presently subject to any other material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Item 1A.	Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this Item. There have been no material changes from risk factors as previously disclosed in our annual report on Form10-K for the fiscal year ended January 31, 2010.

Items 2, 3 and 5 are not applicable and have been omitted. Item 4 has been removed and reserved.

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

Date: September 13, 2010