Form 10-Q
period 2010-10-29
REMEC INC
filed 2010-12-13
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: December 3, 2010
Common Stock, $.01 par value	30,031,000

REMEC, Inc.

Form 10-Q

For The Quarterly Period Ended October 30, 2010

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete dissolution of REMEC;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of any outstanding creditor claims and ongoing litigation; and

•	any statements regarding the amount and timing of any future distributions to our shareholders, directly or through the liquidating trust formed to complete the winding-up and dissolution of REMEC.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended October 29, 2010. Risk factors are described in our annual report on Form 10-K for the fiscal year ended January 31, 2010 and under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	our ability to successfully resolve all our outstanding or unknown future creditor claims and litigation; and

•

our ability to correctly estimate the amount and timing of any future distributions, to our shareholders, directly or through the liquidating trust formed to complete the winding-up and dissolution of REMEC.

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

PART I—FINANCIAL INFORMATION

The accompanying October 29, 2010 and October 30, 2009 interim condensed financial statements of REMEC, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. These interim condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 2010 included in our fiscal year end January 31, 2010 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

Item 1.	Financial Statements.

REMEC, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	October 29, 2010 (Unaudited)	January 31, 2010
ASSETS
Cash and cash equivalents	$30,541	$30,387
Restricted cash	2,200	2,850
Receivables and other assets	195	454

Total assets	32,936	33,691

LIABILITIES
Taxes payable	—	1,250
Costs to be incurred during liquidation	3,402	3,584

Total liabilities	3,402	4,834

Net assets in liquidation	$29,534	$28,857

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Net assets in liquidation, beginning of period	$28,091	$24,462	$28,857	$24,946
Changes in net assets in liquidation:
Taxes payable	1,320	6,675	1,250	6,240
Net realizable value of assets and settlement amounts of other liabilities	380	(398)	(180)	(1,062)
Costs to be incurred during liquidation	(257)	(1,613)	(393)	(998)

Net increase in net assets in liquidation	1,443	4,664	677	4,180

Net assets in liquidation, end of period	$29,534	$29,126	$29,534	$29,126

The accompanying notes are an integral part of these interim condensed financial statements.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

REMEC, Inc., (“REMEC” or the “Company”) was incorporated in the State of California in January 1983. REMEC formerly was a designer and manufacturer of high frequency subsystems used in the transmission of voice, video and data traffic over commercial wireless communications networks in the defense and commercial sectors. REMEC’s products were designed to improve the capacity, efficiency, quality and reliability of commercial wireless communications infrastructure equipment and operate at the full range of frequencies currently used in wireless communications transmissions including at radio (“RF”), microwave and millimeter wave frequencies. REMEC also developed and manufactured wireless communications equipment used in the defense industry, including communications equipment integrated into tactical aircraft, satellites, missile systems and smart weapons.

During fiscal year 2005, the Company engaged the services of financial advisors to evaluate strategic alternatives to enhance shareholder value, which included exploring the disposition of some or all of our business units. It was determined that in the best interest of shareholder value that the Company divest certain of its product line business units.

On July 21, 2005, our Board of Directors approved the liquidation and dissolution of REMEC pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of the Company’s remaining assets and liabilities. The holders of a majority of our outstanding shares approved the Plan of Dissolution effective September 3, 2005. During fiscal year 2006, with shareholder approval, the Company divested all its remaining business units. The Company completed the sale of its Wireless Systems business on September 2, 2005, which was the last operating business unit of the Company.

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

On September 17, 2010, the Company announced that in accordance with the Plan of Dissolution, the Company intended to (i) enter into a liquidating trust agreement for the purpose of completing the final wind-up of the Company’s affairs and the final liquidation and distribution of its assets, (ii) transfer its then remaining assets (subject to its then remaining liabilities) to the trustee of the REMEC Liquidating Trust on December 31, 2010, and (iii) close its stock transfer books as of 4:00 p.m. (Eastern Standard Time) on December 31, 2010.

Effective November 16, 2010, the Company’s Board of Directors approved a cash liquidating distribution of approximately $26.5 million, or $0.88 per share to shareholders of record as of the close of business on November 29, 2010, pursuant to our Plan of Dissolution. On December 10, 2010, a cash liquidating distribution was made to all shareholders of record as of November 29, 2010 at a rate of $0.88 per share, totaling approximately $26.5 million.

Liquidating Trust

On November 16, 2010, the Company and Richard A. Sackett, as Trustee (the “Trustee”), entered into the Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of the REMEC Liquidating Trust (the “Trust”). The purpose of the Trust is to complete the winding-up of the affairs of the Company and distribute the proceeds there from to the holders of beneficial interests in the Trust. The Trust’s activities will be restricted to the conservation and protection of the assets transferred by the Company to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of the Company or the Trust.

Effective December 31, 2010, the Company expects to transfer its then remaining assets and liabilities to the Trustee to hold in trust for the holders of the beneficial interests in accordance with the terms of the Trust Agreement; the Company’s stock records will be closed; and each shareholder of the Company as of 4:00 p.m. (Eastern Standard Time) on December 31, 2010 will automatically become the holder of one unit of beneficial interest in the Trust for each one share of the Company’s Common Stock then held of record by such shareholder. No certificates will be issued representing ownership of the beneficial interests in the Trust. The Trust is expected to commence on January 1, 2011.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Trust has filed a “No Action” letter with the Securities and Exchange Commission (“SEC”), requesting that the Trust be relieved from filing and providing beneficiaries with quarterly reports under Form 10-Q. The Trust will provide annual reports to the beneficiaries showing the assets and liabilities of such Liquidating Trust at the end of each year and the receipts and disbursements of the Trustee with respect to such Liquidating Trust for each year. The annual reports will also describe the changes in the Liquidating Trust’s assets and liabilities during the reporting period. The financial statements contained in such reports will be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”); however, it is not contemplated that the financial statements will be required to be audited by an independent registered public accounting firm. The annual reports furnished to the beneficiaries will be filed with the SEC on Form 10-K using the Company’s existing SEC file number. In addition, The Trustee will file with the SEC current reports on Form 8-K using the SEC file number for the Company whenever an event with respect to the Liquidating Trust occurs that would require the filing of Form 8-K by a company registered under the Exchange Act or whenever a material event relating to such Liquidating Trust’s assets or liabilities has occurred and a copy of each such report will be sent to all holders of beneficial interests in the Liquidating Trust.

The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the date assets are transferred to the Trust. No amendment will be made to the Trust to extend its termination beyond a period of three years unless the Trustee shall have requested and received additional no-action assurances from the SEC prior to any such extension. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a beneficiary.

Shareholder Tax Information

For federal income tax purposes, on the date the assets and liabilities of the Company are transferred to the Liquidating Trust (the “Trust Transfer Record Date”), each shareholder of the Company on the Trust Transfer Record Date will be treated as having received a pro rata share of the assets of the Company to be transferred to the Liquidating Trust, less such shareholder’s pro rata share of the liabilities of the Company (“net equity”) assumed by the Liquidating Trust. Accordingly, on that date each shareholder should recognize gain or loss in an amount equal to the difference between (x) such shareholder’s pro rata share of the net book value of the Company’s assets that are transferred to the Liquidating Trust, and (y) such shareholder’s adjusted tax basis in the shares of the Company’s common stock held by such shareholder on the Trust Transfer Record Date.

Shareholders of the Company are urged to consult with their tax advisers as to the tax consequences to them of the establishment, funding and operation of the Liquidating Trust.

Planned De-Registration and Dissolution

On December 31, 2010, at 11:59 pm, all remaining officers and directors of the Company are expected to resign, with the exception of Richard A. Sackett, who will become the Chief Financial Officer in addition to his positions as President and Secretary. Mr. Sackett will be the sole remaining director. In January 2011, Mr. Sackett, on behalf of the Company, plans to file a Form 15 with the SEC to terminate the registration of the Company’s interests under the Exchange Act and cease filing periodic reports with respect thereto and thereupon file a Certificate of Dissolution with the California Secretary of State to terminate the Company’s legal existence.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company adopted the liquidation basis of accounting for all periods subsequent to September 2, 2005. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the estimates through December 31, 2010 and include estimated costs to be incurred subsequent to the transfer of remaining assets and liabilities to the Trust. Although these are good faith estimates by management, the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Interim Financial Data

The interim condensed financial statements included herein have been prepared by REMEC without audit, in accordance with (a) GAAP and (b) the instructions to Form 10-Q and applicable sections of Regulation S-X. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

regulations. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 31, 2010, included in REMEC’s Annual Report on Form 10-K. In the opinion of management, the condensed financial statements included herein reflect all adjustments and disclosures necessary in order to make the financial statements not misleading. Changes in net assets in liquidation for the interim period may not be indicative of the changes which may be reported for any other interim period or for the entire fiscal year.

The January 31, 2010 statements of net assets in liquidation and amounts related to disclosure of January 31, 2010 balances within these interim condensed financial statements were derived from the audited fiscal 2010 financial statements.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Company’s financial statements.

Liquidation Basis of Accounting, the Plan of Dissolution, and the REMEC Liquidating Trust

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The Liquidation Basis of Accounting will continue as the basis of accounting for the Trust after the Company’s assets and liabilities are transferred to the Trust. Claims, liabilities and future expenses for operation of the Trust will continue to be incurred until the Trust is terminated. Any increase in such costs over amounts currently estimated will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period presentation.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation and the estimated realizable value of assets have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including certain employee expenses, insurance expense, third party services, facility lease expense partially offset by facility sub-lease income (see Note 3) and miscellaneous other expected future costs. These estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution through December 31, 2010, and an estimate of Trustee fees and operating expenses expected to be incurred by the Trust. As of October 29, 2010, such costs were estimated at approximately $3.4 million. If there are delays in executing the Plan of Dissolution, or if our assumptions prove to be incorrect, actual costs incurred during this period may increase, reducing net assets available for ultimate distribution.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at October 29, 2010, consist primarily of funds held in money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Changes in market interest rates would not be expected to have a material impact on the fair value of our cash equivalents at October 29, 2010, due to the nature of these instruments and their short term maturities.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Cash

As of October 29, 2010 restricted cash was $2.2 million representing cash certificates of deposit that secure three letters of credit issued to third parties for (i) Netherlands Value Added Tax (“VAT”), (ii) workers’ compensation and (iii) leasehold security interest obligations. The certificates of deposit are expected to be liquidated and replaced by collateralized money market accounts in connection with the transfer of the Company’s assets and liabilities to the Trust effective December 31, 2010 (see Note 3).

Concentration of Credit Risk—Financial Instruments

Financial instruments that subject the Company to a concentration of credit risk consist of cash and cash equivalents balances maintained in financial institutions that are either uninsured or are in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. Cash equivalents consisted primarily of money market funds of approximately $29.4 million at October 29, 2010, which invest exclusively in short-term U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements fully collateralized by U.S. Treasury securities. Our money market funds are not insured by the FDIC.

As of October 29, 2010, the total uninsured balances of our cash and cash equivalents were approximately $29.9 million. The Company evaluates the financial strength of institutions at which significant investments are made. The Company has not experienced any losses in such accounts and believes that based on the financial strength of institutions at which significant investments are made and the collateral backing the uninsured money market funds, credit risk relating to its cash and cash equivalents is limited.

Note 3. Commitments and Contingencies

Letters of Credit

The Company maintains cash certificates of deposit placed to cover three letters of credit for (i) Netherlands VAT obligations, (ii) workers’ compensation and (iii) the Company’s leasehold security interest obligations. These letters of credit expire upon the extinguishment of the underlying obligation (Workers’ compensation obligations have no express expiration date. The Netherlands VAT obligation is subject to audit by the Netherlands tax authorities after 2011. The leasehold security interest obligation expires on October 20, 2011). If the obligations secured by the letters of credit are unable to be resolved without liability, the cash used to secure the letters of credit will be reduced, and may be completely used to pay the underlying creditor. The certificates of deposit are expected to be liquidated and replaced by collateralized money market accounts in connection with the transfer of the Company’s assets and liabilities to the Trust effective December 31, 2010. During the third quarter of fiscal 2011, the Company was able to reduce the required workers’ compensation certificate deposit by $650,000. This release of restricted cash has been reclassified to cash and cash equivalents. The total amount of these certificates of deposit as of October 29, 2010 is $2.2 million, and is included in restricted cash.

Leases

Our net contractual obligations and commitments as of October 29, 2010 are reported in the condensed statements of net assets in liquidation as costs to be incurred during liquidation. Included in these estimated costs are our remaining facility leases, all of which, except for the principal executive office, are fully subleased. As of October 29, 2010, remaining facility obligations total approximately $517,000 and sublease income total approximately $456,000. Upon transferring the net assets of the Company to the Trust, the Trustee will remain in the principal office until the expiration of the current lease.

Indemnifications and Guarantees

We have entered into separate indemnification agreements with our officers and with each of our directors. These agreements require us, among other things, to indemnify such officer and director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (provided that the individual acted in good faith and in a manner the individual reasonably believed to be in the best interests of the Company) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. With the dismissal of the Securities Class Action, as described below, there are no pending legal proceedings that involve the indemnification of any of the Company’s officers or directors.

REMEC, Inc.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Performance-Based Incentive Bonuses

Pursuant to the Amended and Restated Performance and Retention Agreements (the “Performance Agreements”) with each of the Company’s two executive officers, those officers are entitled to receive performance-based incentive bonuses. The amounts of these bonuses are based on the aggregate amount of the liquidating distributions made to the Company’s shareholders pursuant to the Company’s Plan of Dissolution, including amounts transferred to the Trust, at the discretion of the Board of Directors. During the nine months ended October 29, 2010, no incentive bonus was paid to Mr. Sackett or Mr. Wilkinson. On November 10, 2010, the Board of Directors exercised its discretion under the Performance Agreements, and authorized a final incentive bonus payment of $1.0 million to each executive, in recognition that aggregate distributions to shareholders both issued and declared through the third quarter of fiscal 2011 exceeded the top end of the range of shareholder distributions originally forecasted in 2005. As of October 29, 2010, our accrual for Estimated Costs to be incurred in Liquidation includes these incentive payments totaling $2.0 million for both officers which are expected to be paid on or prior to December 31, 2010.

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

On August 30, 2010, the parties entered into an agreement whereby the parties agreed to request dismissal of the Appeal and Cross Appeal, exchange releases, and accept the final judgment of the District Court. The agreement does not include the payment of any money by the Company or its insurers. The appeal and cross appeal were dismissed on September 1, 2010.

Other

REMEC is not presently subject to any other material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Note 4. Income Taxes

Management determined that previously recorded unrecognized tax contingencies and related accrued interest and penalties should be reduced as of October 29, 2010 by approximately $0.8 million and $0.6 million, respectively, as a result of a lapse of the applicable state statue of limitations on November 15, 2010. As of October 29, 2010, the Company does not have any unrecognized tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim condensed financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of October 29, 2010 and January 31, 2010, together with changes in net assets for the three and nine months ended October 29, 2010 and October 30, 2009, respectively.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about REMEC. These forward-looking statements include estimates of the net assets of the Company in liquidation, statements about the amount and timing of the payment of additional distributions and statements about the Company’s operating costs through final dissolution, including the wind up costs, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s remaining assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Company resulting in additional taxes being assessed against the Company; the risk that income, sales, use and other tax returns filed by the Company prior to the divestiture of its business units might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Company; the risk that the Company may not be able to realize its current estimate of the net value of its assets; the risk that the Company may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Dissolution, discharge of any outstanding creditor claims, and the winding up and dissolution of the Company. These risks and others are more fully described in our annual report on Form10-K for the fiscal year ended January 31, 2010, and Part II, Item 1A of this report. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

Overview

On November 16, 2010, the Company and Richard A. Sackett, as Trustee (the “Trustee”), entered into the Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of the REMEC Liquidating Trust (the “Trust”). The purpose of the Trust is to complete the winding-up of the affairs of the Company and distribute the proceeds there from to the holders of beneficial interests in the Trust. The Trust’s activities will be restricted to the conservation and protection of the assets transferred by the Company to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of the Company or the Trust.

Effective December 31, 2010, the Company is expected to transfer its then remaining assets and liabilities to the Trustee to hold in trust for the holders of the beneficial interests in accordance with the terms of the Trust Agreement; the Company’s stock records will be closed; and each shareholder of the Company as of 4:00 p.m. (Eastern Standard Time) on December 31, 2010 will automatically become the holder of one unit of beneficial interest in the Trust for each one share of the Company’s Common Stock then held of record by such shareholder. No certificates will be issued representing ownership of the beneficial interests in the Trust. The Trust is expected to commence on January 1, 2011.

REMEC will continue in existence until its final dissolution. In January 2011, the Company plans to file a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the Company interests under the Exchange Act and cease filing periodic reports with respect thereto, and thereafter to file a Certificate of Dissolution with the California Secretary of State to terminate its legal existence.

The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the date assets are transferred to the Trust. No amendment will be made to the Trust to extend its termination beyond a period of three years unless the Trustee shall have requested and received additional no-action assurances from the SEC prior to any such extension. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a beneficiary.

Our Plan of Dissolution provides that liquidating distributions will be made to our shareholders as determined by our Board of Directors. To date, cash liquidating distributions totaling $99.2 million have been made to our shareholders pursuant to the Plan of Dissolution. Effective November 16, 2010 the Company’s Board of Directors approved a cash liquidating distribution of approximately $26.5 million, or $0.88 per share to shareholders of record as of the close of business on November 29, 2010 pursuant to our Plan of Dissolution. On December 10, 2010, a cash liquidating distribution was made to all shareholders of record as of November 29, 2010 at a rate of $0.88 per share, totaling approximately $26.5 million.

Based on our projections of operating expenses, liquidation costs and Trust costs as of October 29, 2010, we estimate that the remaining amount of net assets to be transferred to the Trust on December 31, 2010 will be approximately $3.0 million. The actual amount transferred to the Trust will be based on actual values realized for assets and settlement of liabilities from the amounts estimated. Although these estimates are based on management’s best knowledge of current events and future actions, actual results may be different from this estimate. For example, the actual amount available for transfer to the Trust could be less than $3.0 million if amounts required to settle currently known liabilities exceed current estimates or we incur unexpected or greater than expected expenses; or more than $3.0 million if we are able to settle liabilities for less than amounts currently estimated, and we do not incur additional or unexpected future liabilities or expenses.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

Net assets in liquidation increased approximately $0.7 million, or $0.02 per share, to approximately $29.5 million for the nine months ended October 29, 2010 from approximately $28.8 million as of January 31, 2010. (In thousands, except per share data):

	October 29, 2010	January 31, 2010
Net assets in liquidation	$29,534	$28,857
Number of common shares outstanding at each respective date	30,031	30,031
Net asset value per outstanding share	$0.98	$0.96

Net assets in liquidation increased approximately $0.7 million for the nine months ended October 29, 2010. The increase in net assets in liquidation was primarily due to the reduction of the previously estimated taxes payable provision, net, of approximately $1.2 million. Increases in net assets were offset by changes in estimated operating costs, net, of approximately $0.5 million associated with winding down operations, including insurance amortization (primarily D&O coverage), insurance expense (primarily workers’ compensation), employee compensation expense, legal and accounting fees and Trust fees.

Liquidity and Capital Resources

As of October 29, 2010, net assets in liquidation totaled approximately $29.5 million. Total assets of approximately $32.9 million include approximately $30.5 million in cash and cash equivalents and $2.2 million of restricted cash held as security on letters of credit. Receivables and other assets consist of approximately $0.2 million, which includes notes receivables and prepaid insurance, consisting primarily of D&O insurance premiums to be amortized. Total assets are offset by approximately $3.4 million of estimated total costs expected to be incurred during liquidation.

We expect to use our capital resources to execute and complete our Plan of Dissolution, which includes settling known liabilities and accrued expenses, and transferring the remainder of our net assets to the REMEC Liquidating Trust. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company and or Trust vary from estimates, or if there are existing, but unknown claims made against us in the future. At October 29, 2010, our cash and cash equivalents were held primarily in money market funds and other bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the Plan of Dissolution.

Distributions

The following liquidating distributions have been made to the shareholders of REMEC pursuant to the Plan of Dissolution:

In September 2005, following the sale of REMEC’s Wireless Systems business unit to Powerwave Technologies, Inc., 10 million shares of Powerwave stock were issued to REMEC shareholders of record on September 13, 2005 at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock. On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record of REMEC stock on September 13, 2005 at a rate of $1.35 per share totaling approximately $39.2 million.

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

Effective November 16, 2010 the Company’s Board of Directors approved a cash liquidating distribution of approximately $26.5 million, or $0.88 per share to shareholders of record as of the close of business on November 29, 2010 pursuant to our Plan of Dissolution. On December 10, 2010, a cash liquidating distribution was made to all shareholders of record as of November 29, 2010 at a rate of $0.88 per share, totaling approximately $26.5 million.

No additional cash liquidating distributions by the Company are anticipated.

The sources for payment of these cash distributions were cash on hand and funds realized from the liquidation of assets.

Off-Balance Sheet Arrangements

As of October 29, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of October 29, 2010 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation or estimated taxes payable. Obligations and commitments of the Company include facility operating leases, all of which, except for the principal executive office, are fully subleased. As of October 29, 2010, remaining facility obligations total approximately $517,000 and sublease income total approximately $456,000. The accrual for the estimated net lease settlements is included in the costs to be incurred during liquidation.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures.

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

(2) Changes in Internal Control over Financial Reporting

During the quarter ended October 29, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2010, the parties entered into an agreement whereby the parties agreed to request dismissal of the Appeal and Cross Appeal, exchange releases, and accept the final judgment of the District Court. The agreement does not include the payment of any money by the Company or its insurers. The appeal and cross appeal were dismissed on September 1, 2010.

Other

REMEC is not presently subject to any other material claims or litigation, nor to the Company’s knowledge, are such claims or litigation threatened against REMEC.

Item 1A.	Risk Factors.

The risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2010 are amended and restated as follows:

We cannot assure you of the exact amount or timing of any future distributions to beneficiaries of the REMEC Liquidating Trust.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution. The precise nature, amount and timing of any future distribution by the Trustee will depend on and could be delayed by, among other things, claim settlements with creditors, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable under any future litigation matters, and unexpected or greater than expected expenses. We cannot assure you that the Trustee will successfully defend against any new claims filed against the Company or the Trust. In addition, regardless of the merit or eventual outcome of any new claims which may be filed, these potential litigation matters may result in the expenditure of a significant amount of cash for legal fees, expenses or payment of settlements. Furthermore, we cannot provide any assurances that the Trustee will actually make additional distributions. The estimates we have provided regarding the amounts expected to be transferred to the Trust are based on currently available information, and the actual amount transferred could be less than or more than the range we have estimated.

Our common stock will cease to trade after December 31, 2010.

Effective at the close of business on December 31, 2010, we intend to cancel all outstanding shares of the Company’s common stock and close our stock transfer books. Subject to certain exceptions related to transfer by will, intestate succession or operation of law, beneficial interests in the Liquidating Trust will not be transferable, nor will a beneficiary have authority or power to sell or in any other manner dispose of any such beneficial interest.

The Trustee may not be able to settle all of our obligations to creditors and resolve all litigation in a favorable manner.

If the Trustee does not settle all of our obligations to creditors and resolve any new litigation, the Trustee may be prevented from completing our Plan of Dissolution. We cannot assure you that third parties will not assert additional claims or litigation against the Company or the Trust, including but not limited to claims arising prior to the adoption of the Plan of Dissolution and the inception of the Trust. Any new claims filed by third parties could further delay the Trustee from completing the Plan of Dissolution. Any inability to reach settlement with our creditors and resolve litigation in a favorable manner could delay or even prevent the Trustee from completing the Plan of Dissolution. Amounts required to settle our obligations to creditors and to resolve any new litigation will reduce the amount of remaining capital available for future distribution to Trust beneficiaries. Any unfavorable settlement could have a material negative effect on our net assets in liquidation.

Liabilities and expenses will continue to be incurred that will reduce the amount available for distribution out of the Trust.

Liabilities and expenses from operations, such as operating costs, Trustee liability insurance, taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as the Trustee completes the implementation of our Plan of Dissolution. The Trust will have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, subject to any relief granted by the SEC, even though compliance with such reporting requirements is economically burdensome until the Trust is terminated. These expenses and liabilities will reduce the amount of assets available for future distribution to Trust beneficiaries.

The Company may be subject to final examinations by taxing authorities across various jurisdictions which may impact the ultimate distributions to our Trust beneficiaries.

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures, including income taxes payable. At October 29, 2010, the Company believes it has appropriately accrued for probable exposures. Significant judgment is required in determining the Company’s provision for income taxes payable. Because many transactions are subject to varying interpretations of the applicable federal, state or foreign tax laws, our reported tax liabilities and taxes may be subject to change at a later date upon final determination by the taxing authorities. The impact of this final determination could increase or decrease amounts of cash available for distribution to Trust beneficiaries, perhaps significantly.

Distribution of cash, if any, to Trust beneficiaries could be delayed.

The Trustee has not established a firm timetable for future cash liquidating distributions to Trust beneficiaries. As a result, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, claim settlements with creditors, new claims made by third parties and the settlement or the final resolution of any future litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to Trust beneficiaries on the grounds that the amount to be distributed was needed to provide for the payment of liabilities and expenses. Any action of this type could delay or diminish the amount available for such distribution to Trust beneficiaries.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if any liability exceeds remaining assets, each shareholder and/or Trust beneficiary could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the Company’s remaining assets, up to the amount actually distributed to such shareholder and/or Trust beneficiary.

Although the liability of any shareholder is limited to the amounts previously received by such shareholder from us (and from the Trust) in the dissolution, this means that a shareholder/beneficiary could be required to return all distributions previously made to such shareholder/beneficiary and receive nothing under the Plan of Dissolution, if amounts required to settle the Company’s remaining liabilities exceed available assets. Moreover, in the event a shareholder/beneficiary has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While the Company has endeavored to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us, or our remaining assets will be adequate to cover all such expenses and liabilities.

The Trustee may not be able to resolve all of the Company’s obligations to creditors holding letters of credit and recover all amounts used to secure outstanding letters of credit.

With the transfer of the Company’s net assets to the REMEC Liquidating Trust on December 31, 2010, the Trustee will become responsible for the resolution of the Company’s obligations to creditors. The Company’s creditors include the holders of letters of credit secured by the Company’s cash deposits. If the Trustee is unable to resolve the obligations secured by the letters of credit without liability, the cash used to secure the letters of credit will be reduced, and may be completely used to pay the underlying creditor. The payment of any cash to any of the holders of the letters of credit will reduce the amount available for distribution from the Trust to the Trust beneficial unit holders. In addition, we cannot assure you that third parties, including the holders of the letters of credit, will not assert additional claims or litigation against the Company or the Trust.

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

Date: December 13, 2010