Form 10-K
period 2011-12-31
REMEC LIQUIDATING TRUST
filed 2012-03-20
CIK 769874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 1-16541*

REMEC Liquidating Trust

(Exact name of registrant as specified in its charter)

CALIFORNIA	27-6929969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10636 Scripps Summit Court, Ste. 143 San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 858-259-4265

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.*  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011. Not applicable. As of December 31, 2011, there were 30,030,830 units of beneficial interest in REMEC Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

*	REMEC Liquidating Trust is the transferee of the assets and liabilities of REMEC, Inc., and files reports under the Commission file number for REMEC, Inc. REMEC, Inc. filed a Form 15 on January 5, 2011, indicating its notice of termination of registration and filing requirements.

REMEC Liquidating Trust

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2011

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to the REMEC Liquidating Trust. The use of “REMEC” refers to REMEC, Inc., except where the context otherwise requires.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about the Trust and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the completion of the Trust;

•	any statements regarding the disposition of our remaining assets;

•	any statements regarding the resolution of any outstanding creditor claims and liabilities; and

•	any statements regarding the amount and timing of any future distributions to our beneficial unit holders.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Annual Report on Form 10-K for the year then ended December 31, 2011. Risk factors are described under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	our ability to successfully resolve all our outstanding or unknown future creditor claims and liabilities; and

•	our ability to correctly estimate the amount and timing of any future distributions, to our beneficial unit holders.

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

ii

PART I

Item 1. Business

Our principal executive office is located at 10636 Scripps Summit Court, Suite 143, San Diego, California 92131, and our telephone number is (858) 259-4265. Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Trust with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090. The Trust also provides access to its most recently filed reports through the Trust’s website at www.remec.com after filing such material with the SEC. Information contained in, or that can be viewed on our website is not part of this annual report on Form 10-K.

Overview, Plan of Dissolution and Trust Agreement

REMEC was incorporated in California in January 1983. On July 21, 2005, the Board of Directors of REMEC approved the liquidation and dissolution of REMEC pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of REMEC’s remaining assets and liabilities. The holders of a majority of REMEC’s outstanding shares approved the Plan of Dissolution at a special shareholder meeting in August 2005, effective September 3, 2005. The Plan of Dissolution provided the Board of Directors with the authority to transfer REMEC’s remaining assets and liabilities to a liquidating trust without further approval by its shareholders, in order to complete the Plan of Dissolution.

On November 16, 2010, REMEC and Richard A. Sackett, as Trustee (the “Trustee”), entered into the Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of the REMEC Liquidating Trust. Mr. Sackett previously served as REMEC’s President, Secretary and General Counsel. . The Trust’s activities are restricted to the conservation and protection of the assets transferred by REMEC to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of REMEC or the Trust.

On January 1, 2011, the Trust was formed, and REMEC transferred its remaining net assets (consisting primarily of cash) totaling $2.976 million to the Trust. Upon the transfer of the assets and liabilities to the Trust, each shareholder of REMEC Inc., common stock owned as of December 31, 2010, automatically became the holder of one unit of beneficial interest in the REMEC Liquidating Trust for each share of REMEC’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, all outstanding shares of REMEC’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of REMEC on December 31, 2010 were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of REMEC’s common stock.

On January 5, 2011, REMEC filed a Form 15 with the SEC to terminate the registration of REMEC’s common stock under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and REMEC announced that it would cease filing quarterly reports under the Exchange Act.

REMEC, Inc. was dissolved effective March 18, 2011.

On or about March 28, 2011, the Trust received a no-action letter (the “No Action Letter”) from the SEC stating that the Trust would not be required to register the units of beneficial interests under the Securities and Exchange Act of 1934, as amended, if it operated as described in that letter. Pursuant to the No Action Letter and the Trust Agreement, the Trust’s activities are restricted to the liquidation of the assets and liabilities transferred by REMEC to the Trust, and distributing the proceeds therefrom to the beneficiaries, and paying all liabilities, costs and expenses of REMEC and the Trust. Under the No Action Letter, the Trustee agreed to file Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to the Trust with the SEC. The Trust is not required to file periodic reports on Form 10-Q or proxy statements under the terms of the No Action Letter.

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

Fiscal 2011 and Recent Developments

On November 17, 2011, the Trust entered into release agreements with Polo Plaza, LLC, a California limited liability company (“Polo Plaza”), related to the premises leased by the Trust from Polo Plaza and previously used as the company headquarters for REMEC. As a result of this action, the letter of credit issued in favor of Polo Plaza in the principal amount of five hundred thousand dollars ($500,000) was extinguished, and the collateralized money market account used by the Trust to secure this letter of credit was reclassified by the Trust to cash and cash equivalents.

On or about January 20, 2012, the Netherlands Tax Authorities released a bank guarantee provided by ABN AMRO Bank on behalf of REMEC to secure value added tax (“VAT”) obligations owed by REMEC to the Netherlands from 2005 through 2006. As a result of this action, on January 23, 2012 the letter of credit issued in the name of REMEC to ABN AMRO Bank was extinguished, and the cash held by the Trust in a collateralized money market account which was used to secure the letter of credit in the principal amount of One Million One Hundred Sixty Thousand Two Hundred dollars ($1,160,200) was reclassified from restricted cash, to cash and cash equivalents.

The sole remaining material liability of the Trust after resolution of the two liabilities referenced herein above consists of REMEC’s worker’s compensation liabilities, which are insured, subject to certain self-insured retentions which vary by policy year. The Trustee currently expects that the Trust can negotiate a settlement agreement with the insurer regarding the remaining worker’s compensation liability prior to the end of the third quarter of fiscal 2012, which would allow the Trustee to potentially make a final liquidating distribution to all beneficiaries and close the Trust by the end of 2012. This expectation is subject to the Trust’s ability to reach such an agreement with the worker’s compensation insurer, and any unknown liabilities, which may be asserted against the Trust. The expected cost of a settlement of all workers’ compensation liabilities has been included in the Trust’s financial statements as part of the costs to be incurred in liquidation.

Distributions

The Plan of Dissolution provides that liquidating distributions will be made to the beneficiaries as determined by the Trustee. From September 2005 through December 31, 2010, REMEC made liquidating distributions to the shareholders totaling $125.7 million pursuant to the Plan of Dissolution. During fiscal 2011, the Trust did not make any distributions to our beneficiaries.

Based on our estimates of the remaining liabilities and liquidation costs as of December 31, 2011, we estimate that the Trust will be able to make a final cash liquidating distribution prior to end of fiscal 2012, in the range of $0.090 to $0.095 per beneficial unit. The actual amount available for distribution, if any, could be less than $0.090 if we incur additional liabilities or incur unexpected or greater than expected costs in completing the Plan of Dissolution or are unable to negotiate a settlement with the worker’s compensation insurer on favorable terms, or at all; or more than $0.095 if we are able to settle our remaining liabilities for less than amounts currently estimated, and we do not incur additional or unexpected future liabilities or expenses.

Tax Treatment

For Federal income tax purposes, the Trust is treated as a “grantor” trust. As such, the Trust itself is not subject to Federal income tax. Instead, each beneficiary will be treated as having a direct interest in an allocable pro rata share of each asset and liability of the Trust. As a result, an allocable portion of all items of Trust income, deductions and credits must be reported by beneficiaries on their income tax return(s).

The Trust has issued an annual information statement to our beneficiaries with tax information for their 2011 tax returns. Beneficiaries are urged to consult with their own tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns. This statement is available on the Trust’s website, www.remec.com.

Segment Information

We do not report segment information.

Employees

We have no employees or executive officers. All of our work is performed by the Trustee directly or through contract services.

Item 1A. Risk Factors.

Risk associated with our liquidation.

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan of Dissolution and the timing and amount of future liquidating distributions, if any, to our beneficial unit holders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our beneficial unit holders.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our beneficial unit holders. The precise nature, amount and timing of any future distribution to our beneficial unit holders will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual distributions, if any, could be less than or more than the range we have estimated.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to beneficial unit holders.

Liabilities and expenses from operations, such as insurance, legal, accounting and consulting fees and other operating expenses, will continue to be incurred as we complete the Plan of Dissolution. These expenses and liabilities will reduce the amount of assets available for future distribution to beneficial unit holders.

If our existing contingency reserve for payment of our expenses and liabilities is inadequate, the amount available for distribution to beneficial unit holders could be reduced, or if any liability exceeds our remaining assets, each beneficial unit holder could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the Trust’s remaining assets, up to the amount actually distributed to each such beneficial unit holder.

Although the liability of any beneficial unit holder is limited to the amounts received by such beneficial unit holder, both as a shareholder of REMEC Inc., common stock, and as a beneficiary of the Trust, from either REMEC, Inc. or the Trust in the liquidation process, a beneficiary could be required to return all distributions previously made to such shareholder/beneficiary and receive nothing from us, if amounts required to settle the Trust’s remaining liabilities exceed available assets. Moreover, in the event a shareholder/beneficiary has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in the beneficial unit holder incurring a net tax cost if the beneficial unit holder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we have endeavored to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us, or our remaining assets will be adequate to cover all such expenses and liabilities.

We may be subject to final examinations by taxing authorities across various jurisdictions, which may impact the amount of taxes that we pay and the ultimate distributions to our beneficiaries.

The Trust evaluates its probable exposures associated with the tax filing positions of both REMEC and the Trust. At December 31, 2011, the Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Trust’s provision for income taxes payable, and as a result, the Trust’s determinations may not prove to be accurate. REMEC and/or the Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our shareholders, perhaps significantly.

A Successor Trustee may need to be appointed to complete the Plan of Dissolution, which could delay the final distribution and closing of the Trust.

The Trust Agreement provides that in the event of the resignation, removal, incapacity or other reason for the Trustee’s inability to continue to serve as Trustee, a Successor Trustee will be appointed. In such event, there may be a delay in the administration of the Trust while the Successor Trustee is appointed and takes office, which may delay the final liquidating distribution, if any, and the closure of the Trust.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 10636 Scripps Summit, Suite. 143 San Diego, California 92131. We occupy approximately 200 square feet, under month-to-month rental agreements.

Item 3. Legal Proceedings.

The Trust or the Trustee is not presently subject to any claims or litigation, nor to the Trustee’s knowledge, such claims or litigation threatened against REMEC Inc., or the Trust.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the units of beneficial interest in the REMEC Liquidating Trust. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law, will or intestate succession, all in accordance with the terms and conditions of the Trust Agreement.

Beneficiaries

As of March 16, 2012, there were 2,968 holders of beneficial interest in the Liquidating Trust, including those beneficiaries holding units through a broker, whose identity is undisclosed to the Trustee (“Street Name Beneficiaries”). The rights of beneficiaries in the Liquidating Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each beneficiary holding units of record and such beneficiary’s aggregate units of beneficial interest in the Liquidating Trust. Communications with Street Name Beneficiaries are facilitated by the Trust’s stock transfer agent through the Depository Trust & Clearing Corporation.

Dividends

Distributions

From September 1, 2005 through December 31, 2010, REMEC made the following liquidating distributions to the shareholders of REMEC Inc., common stock pursuant to the Plan of Dissolution:

In September 2005, following the sale of REMEC’s Wireless Systems business unit to Powerwave Technologies, Inc., 10 million shares of Powerwave stock were issued to REMEC shareholders of record on September 13, 2005 at a ratio of 0.3443 shares of Powerwave stock for every share of REMEC stock.

On October 4, 2005, an initial cash liquidating distribution was made to shareholders of record on September 13, 2005 at a rate of $1.35 per share totaling approximately $39.2 million.

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

The sources for payment of these cash distributions were cash on hand realized from the liquidation of assets.

There were no liquidating cash distributions made in 2011.

Additional cash liquidating distributions are pending, contingent upon the settlement of the Trust’s remaining liabilities and approval by the Trustee.

Equity Compensation Plan Information

All of REMEC’s equity compensation plans were terminated as of December 31, 2010. The Trust has no equity compensation plans.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to the REMEC Liquidating Trust. The use of “REMEC” refers to REMEC Inc., except where the context otherwise requires.

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets in liquidation.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about the REMEC Liquidating Trust. These forward-looking statements include estimates of the net assets of the Trust, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Trust’s operating costs through termination of the Trust, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk that the Trust may not be able to realize its current estimate of the net value of its assets; the risk that the Trust may have underestimated its obligations and liabilities, including without limitation, operating expenses incurred in connection with carrying out the Plan of Dissolution, liabilities and obligations of REMEC or the Trust, discharge of any outstanding creditor claims, and the termination of the Trust. See Item 1A, “Risk Factors” for additional information regarding certain of these risks and uncertainties. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

Overview

REMEC was incorporated in California in January 1983. On July 21, 2005, the Board of Directors of REMEC approved the liquidation and dissolution of REMEC pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), intended to allow for the orderly disposition of REMEC’s remaining assets and liabilities. The holders of a majority of REMEC’s outstanding shares approved the Plan of Dissolution at a special shareholder meeting in August 2005, effective September 3, 2005. The Plan of Dissolution provided the Board of Directors with the authority to transfer REMEC’s remaining assets and liabilities to a liquidating trust without further approval by its shareholders, in order to complete the Plan of Dissolution.

On November 16, 2010, REMEC Inc. and Richard A. Sackett, as Trustee (the “Trustee”), entered into the Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of the REMEC Liquidating Trust (the “Trust”). Mr. Sackett previously served as REMEC’s President, Secretary and General Counsel. The Trust’s activities are restricted to the conservation and protection of the assets transferred by REMEC to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of REMEC or the Trust.

On January 1, 2011, the Trust was formed, and REMEC transferred its remaining net assets, consisting primarily of cash totaling $2.976 million to the Trust. Upon the transfer of the assets and liabilities to the Trust, each shareholder of REMEC Inc., common stock owned as of December 31, 2010, automatically became the holder of one unit of beneficial interest, or unit, in the REMEC Liquidating Trust for each share of REMEC’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, all outstanding shares of REMEC’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Shareholders of REMEC on December 31, 2010 were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of REMEC’s common stock.

On January 5, 2011, REMEC filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of REMEC’s common stock under the Securities Exchange Act of 1934, as amended, or (the “Exchange Act”), and REMEC announced that it would cease filing reports under the Exchange Act. The Trustee will issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.

REMEC, Inc. was dissolved effective March 18, 2011.

On or about March 28, 2011, the Trust received a letter from the SEC stating that the Division of Corporate Finance would not require the Trust to register the units of beneficial interest in the Trust under the Securities and Exchange Act so long as the Trust operated as described in that letter (the “No Action Letter”). Pursuant to the No Action Letter and the Trust Agreement, the Trust’s activities are restricted to the liquidation of the assets and liabilities transferred by REMEC to the Trust, distributing the proceeds therefrom to the beneficiaries, and paying all liabilities, costs and expenses of REMEC and the Trust. Under the No Action Letter, the Trustee agreed to file with the SEC, Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to the Trust. The Trust is not required to file periodic reports on Form 10-Q or proxy statements under the terms of the No Action Letter.

The sole remaining material liability of the Trust after resolution of the real property lease and Netherland VAT liabilities referenced herein consists of REMEC’s worker’s compensation liabilities, which are insured, subject to certain self-insured retentions, which vary by policy year. The Trustee currently expects that the Trust can negotiate a settlement agreement with the insurer regarding the remaining worker’s compensation liability prior to the end of the third quarter of fiscal 2012, which would allow the Trustee to potentially make a final liquidating distribution to all beneficiaries and close the Trust by the end of 2012. This expectation is subject to the Trust’s ability to reach such an agreement with the worker’s compensation insurer, and any unknown liabilities, which may be asserted against the Trust. The expected cost of a settlement of all workers’ compensation liabilities has been included in the Trust’s financial statements as part of the costs to be incurred in liquidation.

Based on our estimates of the remaining liabilities and liquidation costs as of December 31, 2011, we estimate that the Trust will be able to make a final cash liquidating distribution prior to end of fiscal 2012, in the range of $0.090 to $0.095 per beneficial unit. The actual amount available for distribution, if any, could be less than $0.090 if we incur additional liabilities or incur unexpected or greater than expected costs in completing the Plan of Dissolution or are unable to negotiate a settlement with the worker’s compensation insurer on favorable terms, or at all; or more than $0.095 if we are able to settle our remaining liabilities for less than amounts currently estimated, and we do not incur additional or unexpected future liabilities or expenses.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our beneficial unit holders will depend on and could be delayed by, among other things, claim settlements with creditors, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable on any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until termination of the Trust. These costs will reduce the amount of net assets available for ultimate distribution to beneficial unit holders.

Critical Accounting Policies

Although our financial statements and accompanying notes are prepared without audit, they continue to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable sections of Regulation S-X. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by REMEC in executing the Plan of Dissolution for all periods subsequent to September 2, 2005, and will continue as the basis of accounting for the Trust.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries.

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including Trustee expense, insurance expense, contractor services, facility rental expense, worker’s compensation liabilities, and miscellaneous other expected future costs. As of December 31, 2011, such costs were estimated at approximately $381,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution, as described above, through September 30, 2012, the end of the Trust’s third quarter of fiscal 2012. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On January 1, 2011, the remaining net assets of REMEC, Inc., totaling $2.976 million, were transferred to the Trust.

As of December 31, 2011, net assets in liquidation of the Trust totaled $2.874 million, as follows:

Assets

Cash

The Trust holds approximately $3.3 million in cash, of which approximately $1.6 million is held in collateralized money market accounts and is used to secure two letters of credit issued to the following creditors of REMEC (1) a letter of credit in the amount of $450,000 issued in favor of The Travelers Insurance Company to secure REMEC’s payment of worker’s compensation obligations; and (2) a letter of credit in the amount of $1,160,000 issued in favor of ABN AMRO Bank in the Netherlands to secure a bank guarantee of REMEC’s value added tax (“VAT”) obligations to the Netherlands for equipment imports through 2005. During the first quarter of fiscal 2012, the VAT letter of credit of $1,160,000 was released and has been reclassified to cash and cash equivalents.

Other Assets

As of December 31, 2011, the Trust held approximately $14,000 in accounts receivable and other assets, including an account receivable for worker’s compensation obligations from REMEC’s former Defense & Space business unit.

Liabilities

The Trust has estimated that it will incur approximately $381,000 in costs related to the liquidation, including Trustee fees, third party services, worker’s compensation claim expenses, insurance expense, facility rental expense and miscellaneous other expected future costs. Except for these estimated liquidation costs, the Trust does not have any known liabilities.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets (In thousands, except per unit data):

	December 31, 2011	January 1, 2011
Net assets in liquidation	$2,874	$2,976
Number of beneficial units outstanding at each respective date	30,031	30,031
Net asset value per unit	$0.0957	$0.0991

For the year ended December 31, 2011

Net assets in liquidation decreased $102,000, or $0.003 per unit, during the year ended December 31, 2011. The decrease in our net assets is the result of Trustee fees, third party services, worker’s compensation claim expenses, insurance expense, resolution of the Polo Plaza lease liabilities, facility rental expense and miscellaneous other operating costs.

Liquidity and Capital Resources

We believe that our cash balance of approximately $3.2 million, including restricted cash as of December 31, 2011 should provide sufficient liquidity to meet our cash needs during the next nine months from December 31, 2011. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Dissolution for the next nine months, we can provide no assurances that this will be the case.

At December 31, 2011, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Dissolution.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2011 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement, and all banking arrangements, including the outstanding Letters of Credit issued to our worker’s compensation liability insurer.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to the No-Action Letter, we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to the Trustee, as in the case when outside contract services are used and as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted by our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of December 31, 2011 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Trustee’s assessment of the effectiveness of our internal controls over financial reporting was not audited. The Trustee’s report is not subject to attestation pursuant to the rules of the Securities and Exchange Commission.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of January 1, 2011, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust.

The following biographical description sets forth information with respect to our Trustee as of March 16, 2012.

RICHARD A. SACKETT, age 58, has served as our Trustee since January 1, 2011, having previously served as the President of REMEC from January 2006 to December 2010, and served on the Board of Directors from June 2006 to December 2010. Mr. Sackett joined REMEC in July 2002 and was Assistant General Counsel of REMEC from January 2003 to September 2005. On October 1, 2005 he was appointed as REMEC’s Vice President, General Counsel and Secretary. Mr. Sackett retained the offices of General Counsel and Secretary upon becoming President. Prior to joining REMEC in July 2002, Mr. Sackett was Counsel for National Steel and Shipbuilding Company (NASSCO) in San Diego, California from 1990 to 2002. Mr. Sackett received a J.D. from the University of San Diego School of Law in 1978, and practiced law in San Diego in law firms and as in-house counsel for public and private companies from 1978 to 1990. We believe Mr. Sackett is qualified as our Trustee based on his education and prior experience in business, including over 30 years as a practicing attorney in the field of business law; in-house counsel for large public and privately-held corporations since 1988; in-house Counsel for REMEC since 2002; and his knowledge of REMEC’s assets and liabilities.

Fiduciary Responsibility of our Trustee

The Trustee has sole fiduciary responsibility for Trust matters, pursuant to the Trust Agreement and under applicable law. The Trustee’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. The Trustee has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or commingle funds with other person or entity; permit another to use such funds or assets in any manner except for our exclusive benefit. The Trustee may utilize the assistance of contract services or firms to assist in completing the Plan of Dissolution.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have not adopted a code of ethics nor do we currently intend to due to the fact that we have no employees and our Trustee manages our business and affairs subject to his fiduciary duties. Our Trustee intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation.

Trustee

Pursuant to the Trust Agreement, Mr. Sackett receives $5,000 per month for services rendered as Trustee, through March 2012. Mr. Sackett was paid $60,000 for the year ended December 31, 2011 for services rendered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Principal Beneficiaries

There is no public market for the units of beneficial interest in the Trust. On January 1, 2011, each shareholder of REMEC Inc., common stock owned as of December 31, 2010 automatically became the holder of one unit of beneficial interest, or unit, in the REMEC Liquidating Trust for each share of REMEC’s common stock then currently held of record by such shareholder. Following the conversion of shares to units of beneficial interest, REMEC Inc. formally closed its stock transfer books, and all outstanding shares of REMEC’s common stock were deemed cancelled. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by will, intestate succession or operation of law.

The following table sets forth the beneficial ownership of units as of March 15, 2011, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the outstanding units as of March 15, 2011; and (ii) our Trustee. All such information is based on statements in filings with the SEC and REMEC’s stock transfer books, which were closed on December 31, 2010. REMEC’s stock transfer books list record holders, and the Trust does not have information regarding Street Name Beneficiaries.

Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Shares Beneficially Owned (1)(2)
S. Muoio & Co. LLC (3)	9,275,385	30.89%
Morgan Stanley (4)	4,706,960	15.67%
Ancora Capital, Inc. and Affiliates (5)	1,785,752	5.95%
Richard A. Sackett, Trustee (6)	22,283	*

*	Represents less than 1.0% of our outstanding units of beneficial interest.
(1)	Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the unit holders of beneficial interest identified in this table has sole voting and investment power with respect to the units owned. Percentage of ownership is based on 31,031,000 units of beneficial interest in the REMEC Liquidating Trust as of March 16, 2012.
(2)	Beneficial ownership of units held in the Trust and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of units beneficially owned by an individual or entity and the percentage ownership of that individual or entity, units held by that individual or entity that are deemed outstanding. These units, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.
(3)	Reflects beneficial ownership as reported on Schedule 13D dated September 27, 2010 with the SEC by S. Muoio & Co. LLC (“Muoio”). Represents shares beneficially owned by (i) Muoio and (ii) Salvatore Muoio (“S Muoio”). Muoio is the beneficial owner of 9,275,385 units held in the Trust, and has shared voting power over 8,539,250 units. S Muoio is the beneficial owner of 9,275,385 units held in the Trust, and has shared voting power over 8,539,250 units. The address of Muoio and S Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022.
(4)	Reflects beneficial ownership as reported on Schedule 13G/A dated January 11, 2010 with the SEC by Morgan Stanley (“Morgan”). Represents shares beneficially owned by (i) Morgan and (ii) FrontPoint Partners LLC (“FrontPoint”). Morgan is the beneficial owner of 4,706,960 units held in the Trust, and has sole voting power over 4,706,960 units. FrontPoint is the beneficial owner of 4,706,960 units held in the Trust, and has sole voting power over 4,706,960 units. The address of Morgan and FrontPoint is 1585 Broadway, New York, New York 10036.
(5)	Reflects beneficial ownership as reported on Schedule 13D/A dated October 28, 2009 with the SEC by Ancora Capital Inc. (“Ancora”). Represents shares beneficially owned by (i) Ancora Securities, Inc. (“Securities”), (ii) Ancora Advisors, LLC (“Advisors”), and (iii) Richard A. Barone (“Barone”). Securities is the beneficial owner of 466,032 units held in the Trust, and has sole voting power over 466,032 units. Advisors is the beneficial owner of 1,249,720 units held in the Trust, and has sole voting power over 1,249,720 units. Barone is the beneficial owner of 70,000 units held in the Trust, and has sole power over 70,000 units. The address of Ancora, Securities, Advisors and Barone is One Chagrin Highlands, 2000 Auburn Drive, Suite 300, Cleveland, Ohio 44122.

(6)	Mr. Sackett’s address is c/o REMEC Liquidating Trust, 10636 Scripps Summit Court, Suite 143, San Diego, CA 92131.

The Trust does not have any equity plans, and has not granted any equity or interests in the Trust or beneficial units to any person or entity.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Trustee

The Trustee manages our day-to-day business affairs and assets. Prior to the Trust formation, our Trustee held 22,283 shares of common stock of REMEC Inc., which were converted into 22,283 Trust beneficial units. Like all beneficiaries, the Trustee is required to retain ownership of such units in accordance with the terms of the Trust Agreement.

Trust Agreement. On November 16, 2010, REMEC and Richard A. Sackett, as Trustee (the “Trustee”), entered into the Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of the REMEC Liquidating Trust. Mr. Sackett previously served as REMEC’s President, Secretary and General Counsel. See executive compensation for the fees provide to the Trustee for his services to the Trust.

Trustee Indemnification. The Trust Agreement contains a specific indemnification agreement with our Trustee. This agreement requires the use of Trust assets to indemnify the Trustee against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the Trustee in connection with any action, suit or proceeding arising out of the Trustee’s status or service as our Trustee, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the Trustee in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. This indemnification agreement is supported by a Trustee Professional Liability Policy, which is an asset of the Trust.

Item 14. Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements and Financial Statement Schedules.

(a)(2) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

REMEC LIQUIDATING TRUST

STATEMENT OF NET ASSETS IN LIQUIDATION

As of December 31, 2011

(in thousands, unaudited)

ASSETS
Cash and cash equivalents	$1,631
Restricted cash	1,610
Receivables and other assets	14

Total assets	3,255

LIABILITIES
Costs to be incurred during liquidation	381

Total liabilities	381

NET ASSETS IN LIQUIDATION	$2,874

The accompanying notes are in integral part of this unaudited financial statement.

REMEC LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

Fiscal Year Ended December 31, 2011

(in thousands, unaudited)

Net assets in liquidation, beginning of period	$2,976

Changes in net assets in liquidation:
Costs to be incurred during liquidation	(102)

Net change in net assets in liquidation	(102)

Distributions to shareholders	—
Net decrease in net assets in liquidation	(102)

Net assets in liquidation, end of period	$2,874

The accompanying notes are in integral part of this unaudited financial statement.

NOTES TO UNAUDTIED FINANCIAL STATEMENTS

Note 1. Description of Business

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to the REMEC Liquidating Trust. The use of “REMEC” refers to REMEC, Inc., except where the context otherwise requires.

REMEC, Inc. and Richard A. Sackett, as Trustee (the “Trustee”), entered into the Liquidating Trust Agreement (the “Trust Agreement”), for the creation and operation of the REMEC Liquidating Trust on November 16, 2010. The Trust commenced operations on January 1, 2011. The purpose of the Trust is to complete the winding-up of the affairs of REMEC and to distribute any remaining assets to the holders of beneficial interests in the Trust. Effective January 1, 2011, remaining net assets of REMEC totaling $2.976 million were transferred from REMEC to the Trust. The Trust’s activities are restricted to the liquidation of the assets and liabilities transferred by REMEC to the Trust, distributing the proceeds therefrom to the beneficiaries, and paying all liabilities, costs and expenses of REMEC and the Trust.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by REMEC in executing the Plan of Complete Liquidation and Dissolution for all periods subsequent to September 2, 2005, and will continue as the basis of accounting for the Trust. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Claims, liabilities and future expenses for operation of the Liquidating Trust will continue to be incurred until the Trust is terminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities and expenses. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Cash and Cash Equivalents

As of December 31, 2011, cash and cash equivalents total approximately $1.6 million, which consist of funds held in a bank deposit accounts. Cash equivalents are stated at costs plus accrued interest approximates market value.

Restricted Cash

As of December 31, 2011, restricted cash was approximately $1.6 million representing collateralized money market accounts securing two letters of credit issued to third parties for foreign Value Added Tax (“VAT”) and workers’ compensation obligations. During the first quarter of fiscal 2012, the VAT letter of credit of $1,160,000 was released and the funds were reclassified to cash and cash equivalents.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2011, the Trust held cash and cash equivalents and restricted cash of approximately $2.6 million in excess of the FDIC insurance limits.

NOTES TO UNAUDTIED FINANCIAL STATEMENTS, CONTINUED

Financial Instruments

Our net assets in liquidation as of December 31, 2011 include the following financial instruments: cash and cash equivalents and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Income Taxes

We are treated as a grantor trust for federal income tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by us. Our beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by us and will be required to report on his or her federal, state or foreign tax return his or her pro rata share (per unit) of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Note 3. Commitments and Contingencies

Letter of Credit Facility

The Trust maintains money market accounts collateralized to cover two letters of credit for (i) Netherlands VAT obligations and (ii) workers’ compensation liabilities. These letters of credit expire upon the extinguishment of the underlying obligation (Workers’ compensation obligations have no express expiration date.) (See Note 4, below.)

If the obligations secured by the remaining letter of credit are unable to be resolved without liability, the cash used to secure the letter of credit will be reduced, and may be completely used to pay the underlying creditor.

Indemnifications and Guarantees

The Trust Agreement contains a specific indemnification agreement with our Trustee. This agreement requires the use of Trust assets to indemnify the Trustee against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the Trustee in connection with any action, suit or proceeding arising out of the Trustee’s status or service as our Trustee, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the Trustee in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. This indemnification agreement is supported by a Trustee Professional Liability Policy, which is an asset of the Trust.

Note 4. Subsequent Event.

On or about January 20, 2012, the Netherlands Tax Authorities released a bank guarantee provided by ABN AMRO Bank on behalf of REMEC, Inc. to secure value added tax (“VAT”) obligations owed by REMEC, Inc. to the Netherlands from 2005 through 2006. As a result of this action, on January 23, 2012 the letter of credit issued in the name of REMEC, Inc. to ABN AMRO Bank was extinguished, and the cash held by the Trust in a collateralized money market account which was used to secure the letter of credit in the principal amount of $1,160,200 was reclassified from restricted cash to cash and cash equivalents.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEC LIQUIDATING TRUST

(Registrant)

Date: March 20, 2012	By:	/s/ Richard A. Sackett
Richard A. Sackett
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2012	By:	/s/ Richard A. Sackett
Richard A. Sackett
Trustee

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description

2.1	REMEC, Inc. Plan of Liquidation and Dissolution, as approved by shareholders on August 31, 2005 and as currently in effect (included as Exhibit ANNEX B to REMEC’s Definitive Proxy Statement for a special meeting of shareholders filed on August 31, 2005 and incorporated herein by reference)

10.2	REMEC Liquidating Trust Agreement, dated as of November 16, 2010, by and between REMEC, Inc. and Richard A. Sackett, Trustee (included as Exhibit 10.8 to our Current Report on Form 8-K filed November 16, 2010 and incorporated herein by reference)

31.1**	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.